Form 10KSB
period 1997-06-30
VERITEC INC
filed 1999-05-05
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

   ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                           Commission File No. 0-15113

                                  VERITEC INC.
               --------------------------------------------------
               Exact name of small business issuer in its charter

        Nevada                                                  95-3954373
-------------------------------                            ---------------------
(State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                             Identification No.)

16461 Sherman Way, Suite #125,Van Nuys, CA                     91406
------------------------------------------                    --------
(Address of principal executive offices)                     (Zip Code)

                                 (818) 782-4500
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


Securities registered under Section 12(b) of the Act:    None

Securities registered under Section 12(g) of the Act:    Common stock,
                                                           no par value

     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and has been
subject to such filing requirements for the past 90 days. Yes (   ) No ( X ).

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

Revenues for the year ending June 30, 1997 were $292,504.00

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on July 1, 1998 was approximately $2,200,000. As of July 1, 1998, the Company had 3,298,769 shares of common stock, including 2,746,020 restricted shares per Plan of Reorganization.

                       DOCUMENTS INCORPORATED BY REFERENCE

     A  copy  of  the  Second   Revised  Third   Amended   Chapter  11  Plan  of
Reorganization is enclosed by and for reference.

                       THIS DOCUMENT CONSISTS OF 42 PAGES.
                         THE EXHIBIT INDEX IS ON PAGE 42

                                  VERITEC INC.
                                   FORM 10-KSB

                     For the fiscal year ended June 30, 1997

                                Table of Contents

PART I                                                                    Page
                                                                          ====
Item 1.        Description of Business                                     3
Item 2.        Description of Property                                     3
Item 3.        Legal Proceedings                                           3
Item 4.        Submission of Matters to a Vote of Security
                 Holders                                                   4

Part II

Item 5         Market for Common Equity and Related Stockholder
                 Matters                                                   5
Item 6.        Management's Discussion and Analysis or Plan of
                 Operations                                                5
Item 7.        Financial Statements                                        10
Item 8.        Changes in and Disagreement with Accountants on
                 Accounting and Financial Disclosure                       33
Part III

Item 9.        Directors,Executive Officers,Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act.                                             33
Item 10.       Executive Compensation                                      33
Item 11.       Security Ownership of Certain Beneficial Owners
                 and Management                                            36
Item 12.       Certain Relationships and Related Transactions              37
Item 13.       Exhibits and Reports on Form 8-K                            38

               Signatures                                                  41
               Exhibit Index                                               42

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     The attached Second Revised Third Amended Chapter 11 Plan of Reorganization provides a full description of the business of the Registrant and is referenced to this Part 1, Item 1 Section.

ITEM 2. DESCRIPTION OF PROPERTY

     The attached Second Revised Third Amended Chapter 11 Plan of Reorganization provides a full description of the property of the Registrant and is referenced to this Part 1, Item 2 Section.

ITEM 3. LEGAL PROCEEDINGS.

     Veritec Inc. is a debtor in a Chapter 11 bankruptcy case. On October 16, 1995, Thomas R. O'Malley, The Amy Howard Trust, and the Kandy Limited Partnership commenced a bankruptcy case by filing an involuntary Chapter 7 petition. That Chapter 7 petition was subsequently converted to a Chapter 11 petition under the United States Bankruptcy Code ("Code") , 11 U. S. C. ss. 101 et seq. The Registrants Reorganization Plan was approved as indicated in the "FINDINGS OF FACT; CONCLUSIONS OF LAW AND ORDER CONFIRMING THE DEBTOR'S SECOND REVISED THIRD AMENDED CHAPTER 11 PLAN OF REORGANIZATION" attached as a reference for this section of the report.

     The Reorganization Plan was confirmed on April 23, 1997 with the Bankruptcy Judge signing the order on May 2, 1997. The Plan was expected to be effective by August 6, 1997. Due to a variety of difficulties in arranging the asset investment of $2,000,000, and financing ongoing operations of the Registrant, the Plan was not fully effected until June 1998.

The Reorganization Plan includes the following major items:

   1. Transfer of a majority of the Registrants debt to equity, approximately $4,500,000.
   2. Investment of $2,000,000 in assets or asset equivalents into the Registrant in exchange for 275,000 shares of a new Series H Preferred Shares class of stock.
   3.   Changes in Directors and Management.
   4. A one for ten reverse stock split for both common and preferred shareholders. All preferred stock and formerly restricted common stock changed to free trading common stock. This reverse split action reduced the old common stock of 2,085,660 and old preferred stock of 441,840 shares to a combined 252,749 free trading shares.

   5. Issuance of 300,000 shares of common stock as guaranty to certain noteholders that are to be paid in cash and notes. HOMETREND, as guarantor of these Notes, is to receive these shares upon satisfaction of the payment of $60,000 as an initial payment per Plan of Reorganization..

     Consolidated Industries, a party who first proposed a Plan of Reorganization for the Registrant under terms and conditions similar to that which was finally adopted by the Registrant, was either unable or unwilling to continue with their proposal. After providing $28,000 of a promised $100,000 for working capital, Mr. Jung of Consolidated proposed major changes in the proposal. These proposed changes would have resulted in the Creditors of the Registrant receiving considerably less in the number of shares and dollar value than amounts received in the confirmed Plan. Consolidated Industries, Inc. has filed a NOTICE OF MOTION AND MOTION TO CONVERT TO CHAPTER 7 OR DISMISS and also a NOTICE OF MOTION AND MOTION FOR EXAMINATION UNDER BANKRUPTCY RULE 2004 with the United States Bankruptcy Court. Since the Company has effectively consummated the Plan of Reorganization with all stock transfers made, assets of $2,000,000 received by the Registrant and expects to have all Administrative Expenses required in the Plan paid within 60 days from July 1, 1998, the Registrant does not expect Consolidated Industries, Inc. to prevail in their action. Due to various interferences by Consolidated Industries, Inc., in the Registrant's attempt to complete the financing required in the Plan of Reorganization, the Registrant is bringing charges against Consolidated Industries, Inc.




SEC reporting obligations

     The Registrant is subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the "1934 Act") which, among other things, requires the filing of annual and quarterly reports and proxy materials with the Securities and Exchange Commission (the "SEC"). The Company did not comply with the filings of 10 KSB reports for the fiscal years June 30, 1995, June 30, 1996 and 10 QSB's for the periods September 30, 1995, December 31, 1995, March 31, 1996, September 30, 1996, December 31, 1996, March 31,1997, September 30, 1997,
December 31, 1997 and March 31, 1998 requirements under the 1934 Act and is, therefore, in violation of its obligations under the 1934 Act. To the Company's knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with these reporting violations. However, there can be no assurance that the Company will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, the Company may be subject to penalties, including among other things, suspension of trading in the Company's securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1933 Act, injunctive relief to prevent future violations and/or criminal prosecution.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     For the fourth quarter, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. The Company's last meeting of shareholders was on January 25, 1995. A shareholders meeting will be scheduled upon the Company's release from bankruptcy.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information

     The principal U.S. market in which the Company's common stock (all of which are of one class, and with no par value per share) is tradable in the over-the-counter market. The common shares are not traded or quoted on any automated quotation system. The OTC Bulletin Board Symbol for the Company's common stock is "VRTC." The following table sets forth the range of high and low bid quotes of the Company's common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). All quoted prices are adjusted for the one for ten reverse stock split per Plan of Reorganization.

  Common Stock     Fiscal 1998          Fiscal 1997           Fiscal 1996
  ------------     -----------          -----------           -----------
                  High      Low         High     Low         High      Low
                  ====      ====        ====     ====        ====      ====
Quarter ended:
 September 30     3.00      2.12         .93      .62        2.81      1.25
 December 31      2.75       .75         .94      .70        1.87      1.25
 March 31         1.12       .59        1.90      .80        1.25       .62
 June 30           .87       .56        2.80     1.90         .62       .62

Shareholders

     As of July 1, 1998, there were approximately 900 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).

Dividend information

     The Company has not paid or declared any dividends upon its common stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data
     The Reorganization under Chapter 11 has had a significant affect on the debt position of the Registrant. Approximately $4,500,000 of debt was transferred to equity under the Reorganization Plan as shown in the following Balance Sheet.
     The Reorganization Plan documents are attached as an exhibit and made a part of this section by reference for details in the Plan. Item 3 - Legal Proceedings on page 3 of this report includes a brief description of the major items in the Plan of Reorganization.

                                  VERITEC INC.
                                  Balance Sheet
                                Four Years Ended
                         June 30, 1994, 1995, 1996, 1997

                                     ASSETS

                                     1994           1995          1996(note)         1997
                                 ------------    ------------    ------------    ------------
Current assets:                     (audited)     (unaudited)     (unaudited)     (unaudited)
  Cash                           $    11,299     $    364        $   1,425       $   68,552
  Prepaids                                                                           11,550
  Inventories                         18,677       25,457           20,572           24,663
                                 ------------    ------------    -------------   -------------
  Total current assets                29,976       25,821           21,997          104,765

Property and equipment, net           93,031       54,122           26,348           16,569
Acquired technology, net of
  amortization                        59,456       34,120           15,000             -
Note and interest receivable
  from officer                          -         270,349          280,004
                                 ------------    ------------    -------------   -------------
                                 $   182,463     $384,412        $ 343,349       $  121,334
                                 ============    ============    =============   =============


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                     1994           1995          1996(note)         1997
                                 ------------    ------------    ------------    ------------

Current liabilities:
  Convertible subordinated
    notes payable                $  512,500      $ 412,500        $ 556,479            -
  Notes payable                     190,099        192,199          113,801            -
  Notes payable (secured
    with lien on assets)            265,400        265,400          321,339          60,000
  Accounts payable and
    accrued expenses                415,535        517,842          622,826         122,715

  Accrued interest  (1)             151,747        256,326             -               -
  Deferred compensation             323,295        626,010          773,662            -
  Deferred revenue                  115,000        120,000             -               -
                               ------------    ------------     ------------    ------------
  Total current liabilities       1,973,576      2,390,277        2,388,107         182,715
                               ============    ============     ============    ============



Long term note secured by lien on assets                                            304,513

Secured convertible notes
  payable                           270,000        675,728          875,003            -
Junior subordinated
  convertible notes               1,605,582      1,726,442        1,889,108
                                ------------    ------------    ------------    ------------
         Total liabilities        3,849,158      4,792,447        5,152,218         487,228
                                ------------    ------------    ------------    ------------

Shareholders' deficiency
  Preferred stock                     1,000        385,836          441,836
  Common stock                      182,011        183,164          183,164         183,164
  Additional paid in capital      4,004,667      4,104,721        4,104,721       4,285,221
  Debt to Equity per Plan
                                                                                  5,005,563
  Accumulated deficit            (7,854,373)    (9,081,756)      (9,538,590)     (9,839,842)
                                ------------    ------------    ------------    ------------
Net shareholders' deficiency     (3,666,695)    (4,408,035)      (4,808,869)       (365,894)
                                ------------    ------------    ------------    ------------
                                 $  182,463      $ 384,412       $  343,349         121,334
                                ============    ============    ============    ============

(1) Accrued interest on notes has been included with principal in the year 1996 so as to show actual amounts of notes plus interest being considered in the restructuring plan.

     Realigned Board of Directors and Management - During the year, the Company's Board of Directors and management team was realigned with several new individuals (see further discussion in "Management and Board Changes" later in the MD&A.).

Financial Outlook

     The following table sets forth selected financial information regarding the Registrant's operating results and financial position. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and notes thereto, appearing elsewhere herein.


                                  VERITEC INC.
                             Statement of Operations
                          For the Years ended June 30,

                                     1994            1995            1996            1997
                                 ------------    ------------    ------------    ------------
                                  (audited)      (Unaudited)      (unaudited)    (Unaudited)
Revenues                         $  118,783      $   62,067      $  347,817      $  292,504
Cost of Sales                        52,371          45,890         158,822          53,655
                                 ------------    ------------    ------------    ------------
  Gross profit                       66,412          16,177         188,995         238,849
                                 ------------    ------------    ------------    ------------
Expenses:
  General and  administrative       820,248         385,715         226,113         186,997
      Sales and Marketing           242,150         254,988         132,845          58,574
     Engineering  and R & D         378,935         400,762         122,137         149,225
                                 ------------    ------------    ------------    ------------
  Total expenses                  1,441,333       1,041,465         481,095         394,796
                                 ------------    ------------    ------------    ------------
  Loss from operations           (1,374,921)     (1,025,288)       (292,100)       (155,947)
Bankruptcy related expenses                                                         130,792
Interest (net)                      145,062         202,095         164,374       (  14,513)
                                 ------------    ------------    ------------    ------------
  Net loss                       (1,519,983)    ( 1,227.383)       (456,834)       (301,252)
                                 ============    ============    ============    ============
Net loss per common share
  adjusted for two 1 for 10
  reverse splits                 $   (7.85)      $    (6.22)      $   (2.19)       $  ( .42)
                                 ------------    ------------    ------------    ------------
Weighted average common
  shares outstanding - after
  two 1 for 10 reverse splits       193,615         197,138         208,560          708,072
                                 ------------    ------------    ------------    ------------

Management Discussion and Analysis
----------------------------------

     Registrant was incorporated in the state of Nevada on September 8, 1982 and has been primarily in a development stage through June, 1997. The market for 2-dimensional symbology has been in the formative stage and only in 1996 and 1997 has there been a market of several million dollars in that industry. The Registrant has lacked the finances to market the hand held contact reader developed and made available by Mitsubishi Corporation. Also, their has not been a significant interest in a contact reader. See Subsequent Events for information on products and market at the time of filing of this report.

Results of Operations - June 30, 1997 compared to June 30, 1996

     The Company had revenues of $292,504 during the year ended June 30, 1997. Of this amount, $43,000 was for engineering services under a contract with McDonnell Douglas Corporation, $49,000 was for product sales and $200,000 was for a trademark in Japan sold to Mitsubishi Corporation.. In conjunction with the sale of the Trademark for Japan, the Registrant gave exclusive rights to use of the Vericode Symbol in the territory of Japan to Mitsubishi Corporation..

     During the period October 16, 1995 through June 30, 1997, there has been limited marketing of the Registrants products due to financial limitations. Development of product and particularly software associated with reading devices has been the prime effort during this period. The Registrant has expanded its marketing and engineering approach to include products in the conventional bar code industry and other 2-dimensional symbols in addition to the Vericode Symbol.

     During fiscal 1996 the Registrant had Engineering service personnel for only part of the year. In Fiscal 1997 a full time Engineering staff was in place working on improvements in software and interfacing the software with off the shelf products.

     General  and  Administrative   Expenses  included  financial   consultants,
corporate legal, patent protection, office facilities and other costs associated with the general business of the Registrant.

     A reduction in Sales expenses in fiscal 1997 versus fiscal 1996 was due to reduced staff and limited travel and no involvement with industry trade shows.

     The Bankruptcy related expenses include primarily legal fees, consultants, secretarial services, printing and mailing costs.

Strategic Restructuring and Operations Plan

     Upon receipt of the $2,000,000 investment into the Registrant in conjunction with the Reorganization Plan, the Registrants expects to have adequate financing to enable it to make a major effort in the marketing and sales of its products. The Registrant now has both fixed station and hand held portable non-contact readers that can read off many surfaces including metal. Also, the Registrant has expanded its business to include conventional bar code customers and users of 2-dimensional codes other than just the varicode symbol.

Capital Expenditures and Commitments

     During the fiscal quarter ended June 30, 1997, the Registrant did not make any capital purchases.. Other than necessary computer and office equipment needed for its expanding businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations.

Factors that may effect future results

     A number of uncertainties exist that may effect the Company's future operating results. These uncertainties include the uncertain general economic conditions, market acceptance of the Company's products, the Company's ability to manage expense growth, the success of the implementation of the Strategic Restructuring and Operations Plan.


ITEM 7. FINANCIAL STATEMENTS


     The following financial statements have been prepared by the Registrant without being audited by a Certified Public Accountant.

                                                                          Page
                                                                          =====
Registrants Statement on Accounting Practices
    and Procedures                                                         10
Balance Sheet at June 30, 1994.                                            11
Statements of Operations for the fiscal years
   ended June 30, 1994 and 1993.                                           12
Statements of Shareholders' Deficiency for the
   fiscal years ended June 30, 1994 and 1993.                              13
Statements of Cash Flows for the fiscal years
   ended June 30, 1994 and 1993.                                           17
Notes to Financial Statements.                                             19


Registrant's Statement on Accounting Policy, Procedures, and Practices

     The Registrant has adopted accounting policies, procedures and practices in accordance with generally accepted accounting standards and expects no material adjustments to financial statements when such statements are audited by the Registrant's Certified Public Accountants.

                                  VERITEC INC.
                                  Balance Sheet
                                Four Years Ended
                         June 30, 1994, 1995, 1996, 1997

                                     ASSETS
                                     ======

                                     1994            1995         1996(note)         1997
                                 ------------    ------------    ------------    ------------
Current assets:                    (audited)      (unaudited)     (unaudited)      (unaudited)
    Cash                         $   11,299      $      364      $    1,425      $    68,552
    Prepaids                                                                          11,550
    Inventories                      18,677          25,457          20,572           24,663
                                 ------------    ------------    ------------    ------------
Total current assets                 29,976          25,821          21,997          104,765

Property and equipment,
  net (note 2)                       93,031          54,122          26,348           16,569
Acquired technology, net
  of amortization (note 3)           59,456          34,120          15,000             -
Note and interest receivable
  from officer (note 4)                -            270,349         280,004
                                 ============    ============    ============    ============
                                 $  182,463       $ 384,412      $  343,349          121,334

                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                        ========================================

Current liabilities: (note 4)
  Convertible subordinated
    notes payable                $  512,500       $ 412,500  $       556,479            -
  Notes payable                     190,099         192,199          113,801            -
  Notes payable (secured with
    lien on patent) (note 5)        265,400         265,400          321,339          60,000
  Accounts payable and accrued
    expenses                        415,535         517,842          622,826         122,715

  Accrued interest  (note )         151,747         256,326             -               -
  Deferred compensation             323,295         626,010          773,662            -
  Deferred revenue                  115,000         120,000             -               -
                                 ------------    ------------    ------------    ------------
Total current liabilities         1,973,576       2,390,277        2,388,107         182,715
                                 ------------    ------------    ------------    ------------

Long term notes secured by
  lien on patent                                                                     304,513
Secured convertible notes
  payable (note 5)                  270,000         675,728          875,003            -
Junior subordinated convertible
  notes (note 5)                  1,605,582       1,726,442        1,889,108            -
                                 ------------    ------------    ------------    ------------
Total liabilities                 3,849,158       4,792,447        5,152,218         487,228
                                 ------------    ------------    ------------    ------------

                                       11


                                     1994            1995         1996(note)         1997
                                 ------------    ------------    ------------    ------------
Shareholders' deficiency
  Preferred stock (note 7)            1,000         385,836          441,836
  Common  stock - $ .01 par
   value to April  23,  1997
   then no par per Plan of
   Reorganization - Authorized
   20,000,000 shares,3,298,769
   shares issued and outstanding.   182,011         183,164          183,164         183,164
 Additional paid in capital(note8)4,004,667       4,104,721        4,104,721       9,290,784
                                 ------------    ------------    ------------    ------------
Accumulated deficit              (7,854,373)     (9,081,756)      (9,538,590)     (9,839,842)
                                 ------------    ------------    ------------    ------------
Net shareholders' deficiency     (3,666,695)     (4,408,035)      (4,808,869)       (365,894)
                                 ------------    ------------    ------------    ------------
                                 $  182,463       $ 384,412       $  343,349         121,334
                                 ============    ============    ============    ------------


Note: Accrued interest on notes has been included with principal in the year 1996 so as to show actual amounts of notes plus interest being considered in the restructuring plan.


See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                             Statement of Operations
                          For the Years ended June 30,

                                     1994            1995            1996            1997
                                 ------------    ------------    ------------    ------------
                                  (audited)      (Unaudited)     (unaudited)      (Unaudited)
Revenues                         $   118,783     $    62,067     $   347,817     $   292,504
Cost of Sales                         52,371          45,890         158,822          53,655
   Gross profit                       66,412          16,177         188,995         238,849

Expenses:

General and administrative           820,248         385,715         226,113         186,997
Sales and Marketing                  242,150         254,988         132,845          58,574
Engineering  and R & D               378,935         400,762         122,137         149,225
                                 ------------    ------------    ------------    ------------
   Total expenses                  1,441,333       1,041,465         481,095         394,796
                                 ------------    ------------    ------------    ------------
   Loss from operations           (1,374,921)     (1,025,288)       (292,100)       (155,947)

Bankruptcy related expenses                                                          130,792

Interest (net)                       145,062         202,095         164,374          14,513
                                 ------------    ------------    ------------    ------------
   Net loss                       (1,519,983)    ( 1,227.383)       (456,834)       (301,252)
                                 ============    ============    ============    ============

Net loss per common share
adjusted for two 1 for 10
reverse splits                       $ (7.85)        $ (6.22)        $ (2.19)        $ ( .42)
                                 ------------    ------------    ------------    ------------

Weighted average number of shares
adjusted for two 1 for 10 reverse
splits                               193,615         197,138         208,560         708,072
                                 ------------    ------------    ------------    ------------


See Accompanying Notes to Financial Statements

                                  VERITEC INC.
                     Statements of Shareholders' Deficiency
            For the years ended June 30, 1997 and 1996,1995,1994,1993


                                   Preferred    Stock (1)       Common   Stock        Additional                   Total
                                  -----------------------   -----------------------   Paid-in      Accumulated    Stockholders'
                                    Shares       Amount      Shares       Amount      Capital      Deficit        Equity
                                  ==========   ==========   ==========   ==========   ==========   ==========    ===========
Balance, June 30, 1992                 -             -       1,902,155      175,201    3,950,077   (4,911,707)      (786,429)

Issuance of common stock in
  connection with exercise
  of warrants                          -             -          20,000        2,000       10,000         -            12,000

Net loss                               -             -            -            -            -      (1,422,683)    (1,422,683)
                                  ----------   ----------   ----------   ----------   ----------   ----------    -----------
Balance,  June 30, 1993                -             -       1,922,155      177,201    3,960,077   (6,334,390)    (2,197,112)

Issuance of common stock in
  connection with exercise of
  warrants                             -             -          45,500        4,550       40,950         -            45,500

Issuance of common stock               -             -           2,600          260        3,640         -             3,900

Issuance of Series
  Z preferred stock                   1,000         1,000         -            -            -            -             1,000

Net loss                               -             -            -            -            -      (1,519,983)    (1,519,983)
                                  ==========   ==========   ==========   ==========   ==========   ==========    ===========
Balance, June 30, 1994 (Audited)      1,000    $    1,000    1,970,255   $  182,011   $4,004,667  $(7,854,373)   $(3,666,695)
                                  ==========   ==========   ==========   ==========   ==========   ==========    ===========

Issuance of common stock to
  individuals for services rendered                             22,900          229       2,421                        2,650

Issuance of common stock for
  conversion of notes payable                                    6,112           61      12,163                       12,224

Issuance of common stock for
  interest on Jr.Subordinated Notes                             86,333          863      85,470                       86,333


                                   Preferred    Stock (1)       Common   Stock        Additional                   Total
                                  -----------------------   -----------------------   Paid-in      Accumulated    Stockholders'
                                    Shares       Amount      Shares       Amount      Capital      Deficit        Equity
                                  ==========   ==========   ==========   ==========   ==========   ==========    ===========
Issuance of preferred stock (1)
    Series B                          67,572       67,572                                                             67,572
    Series D                         300,000      300,000                                                            300,000
    Series E                          17,264       17,264                                                             17,264

Loss from operations                                                                               (1,227,383)    (1,227,383)
                                  ------------------------------------------------------------------------------------------
Balance ,June 30,1995 (unaudited)    385,836      385,836    2,085,600      183,164    4,104,721   (9,081,756)    (4,408,035)

Issuance of preferred shares:
    Series B                           5,000        5,000                                                              5,000
    Series Z                          51,000       51,000                                                             51,000

Loss from operations                                                                               (  456,834)      (456,834)
                                  ------------------------------------------------------------------------------------------
Balance June 30,1996 (undaudited)    441,836      441,836    2,085,600      183,164    4,104,721   (9,538,590)    (4,808,869)

Activity per Plan of Reorganization: (2)

   Preferred stock converted to
   no par common stock              (441,836)    (441,836)     441,836                   441,836

   Reduction in common stock
   due to 1 for 10 reverse stock
   split per Plan of Reorganization                         (2,274,687)

   Issuance of common stock to
   creditors per Plan of Reorganization                      2,746,020                 4,513,727                   4,513,727

   Issuance of common stock as
   consideration for guarantee
   of payment on secured note
   payable per Plan of Reorganization                          300,000


Additional paid in capital for
  Administrative Costs per Plan
  of Reorganization                                                         180,500                   180,500
Loss from operations                                                                              (   236,739)  (    236,739)
                                  ------------------------------------------------------------------------------------------
Balance June 30, 1997 (undaudited)     -            -        3,298,769      183,164    9,240,784   (9,775,329)     ( 351,381)
                                  ==========================================================================================


See Accompanying Notes to the Financial Statements.

(1)  Preferred stock  - (Information on the Preferred Stock was included in the
                         Registrants 10KSB filing at June 30, 1994).

     The Articles of Incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

Series Z Preferred Stock

     In April 1994, the Board of Directors authorized 1,000 shares of Series Z preferred stock with a par value of $1.00 per share. The Series Z stock is convertible into 52,000 shares of common stock at the option of the holder.
Series Z stock was converted to common in conjunction with the Plan of Reorganization.


Series B Preferred Stock

     In June 1994, the Board of Directors authorized 100,000 shares of Series B Preferred stock with a par value of $1.00 per share. The Series B preferred stock shares were restricted to purchasers of secured convertible notes who were allowed to purchase one share for each $10 loaned to the Company. The Series B preferred shares were converted to common shares per Plan of Reorganization.

Series D Preferred Stock

     In June 1994, the Board of Directors authorized 3,000,000 shares of Series D Preferred stock with a par value of $1.00 per share. The Series D preferred stock was originally reserved for issuance to creditors and holders of the Junior Subordinated Secured Notes. Subsequent to the fiscal year ended June 30, 1994, shares of Series D preferred stock was issued in settlement of certain disputes. The Series D Preferred Stock was converted to common stock per Plan of Reorganization.

Series E Preferred Stock

     In June 1994, the Board of Directors authorized 100,000 shares of Series E Preferred Stock with a par value of $1.00 per share. Sale of Series E preferred stock was restricted to purchasers of Junior Subordinated Secured Notes. Each purchaser of Junior Notes received one Series E preferred share for each $100 loaned to the Company, as additional consideration for granting a general release of claims. The Series E Preferred Shares were converted to common stock per Plan of Reorganization.

(2)  Plan of Reorganization

     On April 23, 1997 the Bankruptcy Court confirmed a Plan of Reorganization. A copy of the Plan of Reorganization is attached as a part of this filing. The Plan includes the following: a) Conversion of a majority of the Registrant's debt to restricted Common Stock. The "Bridge Group" received one share of stock for each $1.00 of debt. All other creditors receiving stock, received one share of stock for each $2.00 of debt. The Plan included a 1 share for each 10 shares reverse split affecting all preferred and old common shareholders. The Plan also included the issuance of 300,000 shares of common stock in consideration of a guaranty to the secured noteholders who received a partial payment and a 4 year note on the balance. See the Plan attached and made part of this filing for full details on this issuance.

                                  VERITEC INC.
                            Statements of Cash Flows
                          For the years ended June 30,

                                                      1994             1995             1996                 1997
Cash flow from operating activities:                  ----             ----             ----                 ----
Net loss                                         $ (1,519,983)    $ (1,227,383)    $    (456,834)       $   (301,252)
Adjustments to reconcile net loss to net cash    -------------    -------------    --------------       -------------
  used by operating activities:
Depreciation and amortization                          48,045           69,267            46,894              28,252
Common stock issued for debt (Per Plan)                  -                -                 -              5,005,563
Conversion of preferred shares to common shares          -                -                 -              ( 441,836)
Common stock issued for cash                             -                -                 -                180,500
Common stock issued in payment of services              3,900            2,650              -                   -
Common stock issued in payment of interest               -              86,333              -                   -
Preferred stock issued in payment of services            -             317,264            51,000                -
Note payable issued in payment of accrued expenses     65,000             -                 -                   -
Notes and interest receivable from officer               -            (270,349)         (  9,655)            280,004
(Increase) decrease in assets:
   Inventory                                            2,394           (6,780)            4,885           (   4,091)
   Prepaid expenses                                      -                -                 -               ( 11,550)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses              235,902          102,307           104,984            (500,111)
   Deferred compensation                              322,988          302,715           147,652            (773,662)
   Deferred revenue                                   115,000            5,000          (120,000)               -
   Accrued commissions                                  1,249             -                 -                   -
   Accrued interest                                   126,000          104,579           156,135                -
                                                 -------------    -------------    --------------       -------------
Total adjustments                                     920,478          712,986           381,895           3,763,069
                                                 -------------    -------------    --------------       -------------
Net cash used by operating activities                (599,505)        (514,397)        (  74,939)          3,461,817
Cash flow from investing activities:
  Purchases of equipment                                 -              (5,022)             -              (  14,549)
Write off of obsolete equipment (net)                    -                -                 -                 11,076
                                                 -------------    -------------    --------------       -------------
Net cash used for purchase of equipment                  -                -                 -                 (3,473)
                                                 -------------    -------------    --------------       -------------
Cash flow from financing activities:
  Issuance of secured notes payable with warrants     219,000             -                 -                 43,174
  Issuance of convertible notes payable                75,000             -              (10,000)           (556,479)
  Issuance of notes payable                            25,000            2,100              -               (113,801)
  Repayments of long-term debt                        (40,553)            -                 -                   -
  Issuance of preferred stock                           1,000           67,572             5,000                -
  Issuance of secured convertible notes payable       270,000          405,728            81,000            (875,003)
  Issuance of subordinated convertible notes             -              20,860              -            ( 1,889,108)
  Issuance of Common stock for convertible note          -              12,224                                  -
                                                 -------------    -------------    --------------       -------------
Net cash provided by financing activities             549,447          508,484            76,000        (  3,391,217)
                                                 -------------    -------------    --------------       -------------
Increase (decrease) in cash position                  (50,058)         (10,935)            1,061              67,127
                                                 -------------    -------------    --------------       -------------
Cash at beginning of year                              61,357           11,299               364               1,425
                                                 -------------    -------------    --------------       -------------
Cash at end of year                              $     11,299     $        364     $       1,425              68,552
                                                 =============    =============    ==============       =============

See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                       Statement of Cash Flows (continued)
                For the years June 30, 1997, 1996, 1995 and 1994

     Supplemental disclosures of non-cash operating and financing activities (see Note 10):

     The Registrant had a Reorganization Plan under Chapter 11 Bankruptcy proceedings approved by the Bankruptcy Court on April 23, 1997. A copy of the Plan and associated documents are attached and made a part of this filing. Since the Reorganization Plan affected most of the Registrant's debt and provided for assets being invested into the Registrant, only brief comments are made on cash flow items for the years 1995, and 1996.

     For the year ended June 30, 1994 - This information for the fiscal year ended June 30, 1994 was included in the 10KSB filing for that period.

     In February 1994, the Company issued warrants to purchase 100,000 shares of common stock at $2.50 per share to officers and directors of the Company in consideration for services rendered.

     In March 1994, the Company issued 45,500 shares of common stock in connection with the exercise of stock purchase warrants as payment for accrued expenses in the amount of $45,550.

     In May 1994, the Board of Directors approved and the Company effected a one-for-ten "reverse" stock split of its outstanding common stock. The common shares outstanding and per common share data in the financial statements and the accompanying notes have been adjusted to reflect this reverse stock split.

     On June 30, 1994, $1,605,582 of the Company's outstanding current obligations were reclassified to long-term based upon management's expectation that such amounts would be converted by the creditors to long-term obligations subsequent to June 30, 1994. As of September 15, 1994, $1,194,647 of the current obligations reclassified at June 30, 1994 had been converted by the creditors into long-term Junior Subordinated Secured Notes Payable. As of September 23, 1994, pursuant to a settlement agreement with an officer and director, the remaining $410,935 of the current obligations reclassified at June 30, 1994 were also converted by this individual into long-term Junior Subordinated Secured Notes Payable (see Notes 8 and 14.)

     Pursuant  to  the  settlement   agreement  with  an  officer  and  director
(discussed in the preceding paragraph), the Company issued a note payable in the principal amount of $65,000 for accrued expenses due to this individual.

     For the year 1995, the Registrant received approximately $500,000 for operations from a secured Bridge Loan and associated purchase of Preferred
Stock. It was expected that in excess of $1,000,000 would be raised by this Bridge Loan Financing, however, after this first $500,000 was received and used in operations, little additional investment money was received. During the last 6 months of fiscal 1995, the Registrant had little money for operations and accounts payable, deferred compensation and other liabilities continued to accrue.

     For the year 1996, the Registrant had little money for operations. Several creditors petitioned to put the Registrant into Chapter 7 Bankruptcy in October 1995. This was changed to a Chapter 11 proceeding as explained in Item 3, page 3 of this filing.

     For the fiscal year ended June 30, 1997, a Plan of Reorganization was approved by the Court on April 23 and signed by the Bankruptcy Judge on May 2, 1997. The major thrust of this Plan was to exchange equity for debt as shown in the above cash flow statement and balance sheet. The Bridge Group received one share of restricted common stock for each $1.00 invested since they had a claim on the assets of the Registrant. Other creditors received one share of restricted common stock for each $2.00 owed them by the Registrant. The "Gant Group", claiming a priority position on the patents of the Registrant, was approved to receive a cash and note settlement, with $60,000 required to be paid in cash and a four year note with quarterly payments on the balance of approximately $300,000. The $60,000 and first quarterly payments have been made, however, the Registrant is delinquent on the next three installments of approximately $75,000. It is expected that payments due on the notes will be made current within the next 60 days from investment money being received by the Registrant as the final investment requirements per Plan of Reorganization are being effected at July 1, 1998.

                                  VERITEC INC.
                        Notes to the Financial Statements
                                  June 30, 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

     Veritec Inc. (the "Company") was incorporated in Nevada on September 8, 1982. The Company is primarily engaged in development, marketing and sales of a line of microprocessor-based encoding and decoding system products that utilize its patented Vericode Symbol technology. The Company's VeriSystem enables a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data to a product which enables automatic identification and collection of data. The Company has also developed its Veritaggant Covert Identification System, which enables the application of a label or tag to a product for subsequent verification of its authenticity. The Veritaggant Covert Identification System is not currently being marketed by the Company.

Deferred compensation

     Deferred compensation consists primarily of amounts payable to officers and/or directors who have elected to defer payment of their current salary. Such amounts are unsecured and are due upon demand.

Depreciation and amortization

     Depreciation of equipment and furniture and fixtures is provided using the straight-line method based on the estimated useful lives of five years, except computers and computer related assets that are based on a three year life. The acquired technology is amortized over the technology's estimated useful life of five years.

Inventories

     Inventories are valued at the lower of cost (first in, first out) or market.

Computer software costs

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," issued by the Financial Accounting Standards Board, the Company is to capitalize certain software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are expensed as incurred. The Company has not been able to reasonably determine the point of technological feasibility of its products, and accordingly, all software development costs have been expensed as incurred. Such costs amounted to:

         1994                       $186,600
         1995                        150,000
         1996                         61,000
         1997                         75,000

Loss per common share

     Loss per common share is based upon the weighted average shares outstanding during the respective periods. Common stock equivalents are not included in the calculation as their inclusion would be anti-dilutive.

Reclassification

     There we no material reclassifications during the years 1994 through 1997.

Reverse stock split

     Effective May 9, 1994, the Board of Directors approved and the Company effected a one-for-ten "reverse" stock split of its outstanding common stock. The common shares outstanding and per common share data in the financial statements and the accompanying notes have been adjusted to reflect this reverse stock split.

     Effective May 2, 1997 there was an additional one-for-ten "reverse" stock split in conjunction with the confirmed Plan of Reorganization. Both the Preferred and Common stock was effected by this reverse split. The common shares outstanding and per common share data in the financial statements and the accompanying notes have been adjusted to reflect this reverse stock split.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1997 is comprised of the following:

     Equipment                                 $   58,490
     Furniture and fixtures                        52,511
                                               ----------
                                                  111,001
     Less accumulated depreciation
          and amortization                         94,432
                                                $  16,222
                                               ==========

NOTE 3 - ACQUIRED TECHNOLOGY

     Acquired technology includes an intangible asset, valued at its cost of $75,000, representing the rights, title and interest in certain technology purchased from an unrelated party. As consideration for the intangible asset, the Company paid $7,500 in July 1992, with the remaining $67,500 recorded as Note payable on the accompanying balance sheet (see Note 5.) The note for $67,500 was converted to 33,750 shares of restricted common stock per Plan of Reorganization at May 2, 1997. This asset was fully amortized at June 30, 1997 based on a five year life.

NOTE 4 - CURRENT LIABILITIES
                                      1994        1995         1996       1997
                                     -------     -------      -------    -------
Current liabilities:
    Convertible subordinated
      notes payable                $ 512,500   $ 412,500    $ 556,479       -
    Notes payable                    190,099     192,199      113,801       -
    Notes payable (secured with
      lien on patent) (note 5)       265,400     265,400      321,339     60,000
    Accounts payable and accrued
      expenses                       415,535     517,842      622,826    122,715
    Accrued interest  (note )        151,747     256,326         -          -
    Deferred compensation            323,295     626,010      773,662       -
    Deferred revenue                 115,000     120,000         -          -
                                ------------------------------------------------
Total current liabilities          1,973,576   2,390,277    2,388,107    182,715

Convertible  Subordinated Notes Payable

     The balance of $512,500 consisted of various note borrowings prior to June 30, 1994. In 1995, $100,000 was converted to a long term Junior subordinated note (See Note 6). In 1996, the interest amounts owed on the notes were transferred from Accrued Interest and included with the Note Payable amount for a total due of $556,479. This amount was converted to 278,240 shares of restricted common stock per confirmed Plan of Reorganization.

Notes Payable

     The balance of 190,099 consisted of various note borrowings prior to June 30, 1994. An additional $2,100 was borrowed during 1995. In 1996, $97,500 was transferred to the Junior Subordinated Notes (Note 6) and $7,639 to the Secured Convertible Note (Note 6). Also, in 1996, Accrued Interest was included with the Note Payable amount for a total of $113,801. At May 2, 1997, the $113,801 was converted to 56,901 shares of restricted common stock per confirmed Plan of Reorganization.

Notes Payable (Secured with Lien on Patent)

     See Note 5.

Accounts Payable and Accrued Expenses

     The balance of $415,535 at June 30, 1994 was the accumulated amounts owed to various creditors at that date. Due to limited finances available for payment to creditors, an additional $102,307 was owed in 1995 and an additional $104,984 in 1996. At May 2, 1997, $28,712 was due to Convenience Class Creditors, $18,712 was a write off due to certain creditors selecting Convenience Class with a $1,000 maximum payoff, and $561,686 was converted to 280,934 shares of restricted common stock per confirmed Plan of Reorganization.

     The balance at June 30, 1997 consists of $24,830 owed to parties providing management, engineering and sales services to the Registrant for the month of June, 1997, $25,000 accrued for auditors performing a certified audit, $71,737 for Administrative Fees per Plan of Reorganization and $1,148 for other services.

Accrued Interest

     Accrued Interest at June 30, 1994 included all interest on notes payable at that date. Additional interest accrued in both 1995 and to April 1996 when the Chapter 11 proceedings commenced. At June 30, 1996 the Accrued Interest was transferred to the Note Payable amounts for purposes of conversion from debt to equity per confirmed Plan of Reorganization and restricted common stock was issued for the amounts of interest with each note principal.

Deferred Compensation

     The $323,295 balance at June 30, 1994 represented amounts incurred prior to that date for various employees who deferred their compensation due to financial difficulties in the Company. In the year ended June 30, 1995, two Directors who assumed control of the Company for approximately a one year period, accrued amounts of $210,000 and other employees accrued $92,715. In the fiscal year ended June 30, 1996 and additional $147,652 was deferred and in the fiscal year ended June 30, 1997 an additional $18,253 was accrued for a total of $791,915. In the confirmed Plan of Reorganization, this amount was converted to 395,958 shares of restricted common stock at May 2, 1997.

Deferred Revenue

     The $115,000 at June 30, 1994 represented advances per a license agreement. The conditions of the Agreement were satisfied in 1996 and the amount was therefore taken into Revenue. The additional $5,000 in 1995 was an advance on shipment of product. This amount was also satisfied and taken into Revenue in 1996.

NOTE 5 - LONG TERM LIABILITIES

                                                     1994         1995         1996       1997
                                                     ----         ----         ----       ----
Long term notes secured by lien on patent               -            -            -      304,513
Secured convertible notes payable (note 5)           270,000      675,728      875,003      -
Junior subordinated convertible notes (note 5)     1,605,582    1,726,442    1,889,108      -


Long Term Note Secured by Lien on Patent

     The holders of THESE notes are collectively called "The Gant Group" in the Plan of Reorganization. At June 30, 1995 the principal amount of these notes was $265,400. Interest on these notes at that date amounted to $18,783. During 1995 additional interest accrued and the balance at June 30, 1996, including both principal and interest amounted to $321,339. The holders of these notes had secured a lien on the patents of the Registrant with filings with the U. S. Patent Office and therefore claimed title to all patents of the Registrant. Due to the Registrant being delinquent in payment of interest on the notes, the Gant Group brought action against the Registrant for payment of both principal and interest . The suit was transferred to the Bankruptcy Court and settlement with the Gant Group was a part of the Plan of Reorganization. The TOTAL amount of settlement due the Gant Group and approved in this Plan of Reorganization, including principal, interest and legal fees amounted to $364,513. $60,000 of this amount was to be paid in cash with the balance due in quarterly payments over a four year period. The $60,000 was paid in July 1997 and the first installment payment for the October 1, 1997 period has been made. The payments for the January 1, 1998, April 1, 1998 and July 1, 1998 have not been paid as of July 1, 1998 and are delinquent. It is expected that all amounts due will be paid within the next 90 days from July 1, 1998.
                                       24

     The Gant Group has been issued a note, secured by the assets of the Registrant and with UCC1 filings.

Secured Convertible Notes Payable

     The note holders representing this group are collectively called the "Bridge Group" in the Plan of Reorganization. The balance of $270,000 at June 30, 1994 represented loans to the Registrant in the latter part of that year. $24,546 of this amount was converted to Series B Preferred stock in early fiscal 1995. During the fiscal year ended June 30, 1995, an additional $430,000 was loaned the Registrant. In fiscal 1996 an additional $88,000 was loaned and the total amount of principal and interest at June 30, 1996 and June 30, 1997 was $875,003. Since the Bridge Group had recognized security on the assets of the Registrant, they received one share of restricted common stock for each $1 owed them and therefore received 875,003 shares. Other creditors, except for the Gant Group noted above, received one share of stock for each $2 owed them.

Junior Subordinated Convertible Notes

     On June 30, 1994, $1,605,582 of the Company's outstanding current obligations were reclassified to long-term based upon management's expectation that such amounts would be converted by the creditors to long-term obligations subsequent to June 30, 1994. As of September 15, 1994, $1,194,647 of the current obligations reclassified at June 30, 1994 had been converted by the creditors into long-term Junior Subordinated Secured Notes Payable ("Junior Notes"). As of September 23, 1994, pursuant to a settlement agreement with an officer and director, the remaining $410,935 of the current obligations reclassified at June 30, 1994 were also converted by this individual into Junior Notes (see Notes 8 and 14.) As additional consideration for granting the Company a general release of claims, each creditor also received one share of Series E preferred stock with voting rights, for each $100 of current obligations converted.

     The Junior Notes are due in January 2001 and bear interest at 5% per annum payable annually on June 30 in common stock of the Company. The common stock issued in payment of interest will be valued at 50% of the average market price of the Company's common stock for the preceding 20 trading days. Each $2.00 in principal of the Junior Notes is convertible into one share of common stock at the option of the holder. Conversion is mandatory if the Company's net shareholders' equity exceeds zero after considering the conversion of all Junior Notes. If sufficient shares of common stock are not available at the date of conversion, then the Junior Notes may convert into Series D preferred stock (see
Note 10.) The Junior Notes are secured by a lien on all the Company's assets including its technology. The reclassifications of the current obligations were as follows:

Deferred compensation to officers/directors             $     321,134
Accounts payable                                               87,091
Accrued expenses                                              136,389
Accrued commissions                                            70,265
Notes payable                                                 180,000
Series A and B convertible subordinated notes payable         352,500
Notes payable with warrants                                    90,000
Notes payable to officers/directors                           251,588
Accrued interest                                              116,615
                                                        -------------
Total                                                   $   1,605,582
                                                        =============

     Approximately $679,600 of amounts included in short-term obligations expected to be re-financed are payable to officers, directors or shareholders.

     In the fiscal year ended June 30, 1995 an additional $120,860 was converted from other note obligations to this long term note category. Interest due the first year on the notes was paid in restricted common stock. Interest after the first year was accrued and not paid. In fiscal 1996, an additional $97,925 was converted from short term to long term Junior Notes, including the $67,500 due on Acquired Technology. At May 2, 1997, as part of the confirmed Plan of Reorganization, the balance of $1,889,108, including principal and interest, was converted to 944,554 shares of restricted common stock.

NOTE 6 - RELATED PARTIES

     At June 30, 1997, $24,000 is due officers of the company as payment for the month of June 1997 services. No other amounts are due any related parties as all other obligations were satisfied in conjunction with the confirmed Plan of Reorganization. The Plan of Reorganization is attached and made a part of this section by reference as it relates to all related parties included in the Plan.

NOTE 7 - SHAREHOLDERS' DEFICIENCY

Reverse stock split

     Effective May 9, 1994, the Board of Directors approved and the Company effected a one-for-ten "reverse" stock split of its outstanding common stock, reducing its outstanding common shares to 1,970,255 from approximately 19,702,550, subject to fractional share rounding. The common shares outstanding and per common share data in the financial statements and the accompanying notes have been adjusted to reflect this reverse stock split.

     Effective May 2, 1997 all Preferred Shares were converted to Common Shares and the Registrant effected an additional one-for-ten "reverse" split per Plan of Reorganization. All financial information included in this report reflects the "reverse" stock splits noted above.

Stock options

     In fiscal 1985, the Company adopted its 1985 Stock Option Plan (the "Plan"), pursuant to which the Company is authorized to grant incentive stock options to officers, directors and key employees of the Company. Pursuant to the Plan, 75,000 shares of the Company's common stock are reserved for issuance under the Plan. Options granted under the Plan are to be at amounts that are equal to or greater than the fair market value of the Company's common stock at date of grant. Each outstanding option has a maximum term of five years and, unless otherwise provided, is exercisable immediately upon issuance. As of June 30, 1994, no options were granted or outstanding.

     Since  there  was  no  provision   included  in  the   confirmed   Plan  of
Reorganization to continue this stock option program, the Stock Option Plan has been discontinued.

Preferred stock

     The Articles of Incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

     As part of the confirmed Plan of Reorganization, the series B, D, E and Z preferred stock was converted to common stock on a share for share basis effective May 2, 1997.

     As part of the Plan of Reorganization, a new Series H Preferred Stock was authorized. The Plan calls for the Registrant to issue 275,000 shares of new restricted Series H Convertible Preferred Stock in exchange for assets of $2,000,000 being invested into the Company. This Series H Stock is convertible into 2,750,000 shares of common stock at the option of the holder. At June 30, 1998, the investment of assets was completed and the stock was in the process of being issued.

     As an explanation on these various series of Preferred Stock, the following information is from the 10KSB filed at June 30, 1994:

     As a result of the designation of the following series of preferred stock, 2,849,000 shares of preferred stock remain authorized but to which such preferred shares are not yet designated as to series. The Series B and Z preferred stock have an equal liquidation preference and are senior to all other preferred and common equity. The Series, D and E preferred stock have an equal liquidation preference and are senior only to common equity.


Series Z Preferred Stock.

     In April 1994, the Board of Directors authorized 1,000 shares of Series Z preferred stock with a par value of $1.00 per share. The Series Z preferred stock is convertible into 51,000 shares of common stock, subject to an anti-dilution agreement which protects the holder from subsequent related conversions being granted at a per share conversion price of less than $1.00. On March 28, 1994, 1,000 shares of the Series Z preferred stock were sold for $1,000 to a related party. (the conversion to 51,000 shares of common stock was effected at the time of the Plan of Reorganization)

Series B Preferred Stock.

     In June 1994, the Board of Directors authorized 100,000 shares of Series B preferred stock with a par value of $1.00 per share. The Series B preferred stock shares are restricted to purchasers of secured convertible notes who may purchase one share for each $10 loaned to the Company. Each share of Series B preferred stock votes the equivalent of 20 shares of common stock and is convertible into one share of common stock at the holder's discretion, subject to an anti-dilution agreement which protects the holders from subsequent related conversions being granted at lower per share conversion prices. At any time that the Company's net shareholders' equity exceeds $2,000,000, conversion is automatic.

Series D Preferred Stock.

     In June 1994, the Board of Directors authorized 3,000,000 shares of Series D preferred stock with a par value of $1.00 per share. The Series D preferred stock was originally reserved for issuance to creditors and holders of the Junior Subordinated Secured Notes (see Note 8.) Subsequent to the fiscal year-end, shares of the Series D preferred stock were also issued in settlement of certain disputes. Each share of Series D preferred stock votes equivalent to one share of common stock and is automatically convertible to one share of common stock upon availability of sufficient authorized and unissued shares of common stock.

Series E Preferred Stock.

     In June 1994, the Board of Directors authorized 100,000 shares of Series E preferred stock with a par value of $1.00 per share. Sale of Series E preferred stock is restricted to purchasers of Junior Subordinated Secured Notes. Each purchaser of Junior Notes will receive one Series E preferred share for each $100 loaned to the Company, as additional consideration for granting the Company a general release of claims. Each share of Series E preferred stock votes equivalent to 50 shares of common stock and must be reclaimed by the Company at par value upon conversion of the Junior Notes. Subsequent to the fiscal year-end, shares of the Series E preferred stock were issued to holders of the Junior Notes.

Preferred stock transactions

         Fiscal year ended June 30, 1995
                  Issuance of Series B Preferred stock for cash - 67,572 shares. Issuance of Series D Preferred stock as settlement of issues with officer - 300,000 shares. Issuance of Series E Preferred stock for conversion of short term to long term notes-17,264 shares Issuance of additional Series Z shares convertible into 51,000 common shares Issuance of Series B Preferred stock for cash - 5,000
Common stock transactions

         Fiscal year ended June 30, 1995
                  Issuance of 22,900 shares for services rendered Issuance of 6,112 shares for conversion of notes payable Issuance of 86,333 shares for interest on Junior Subordinated Notes.

         Fiscal year ended June 30, 1996
                  No transactions

         Fiscal year ended June 30, 1997
                  Issuance of 441,836 shares for conversion from preferred stock Reduction in common stock due to one-for-ten "reverse" split - (2,274,687) shares. Issuance of common stock to creditors per Plan of Reorganization - 2,746,687 (after split) Issuance of common stock as consideration for guaranty of payment on secured note per Plan of Reorganization - 300,000 shares.

Common stock purchase warrants

     The confirmed Reorganization Plan has several explanations of the stock transactions and warrant issues affecting the holders of both preferred and common stock prior to the Plan. The Plan also has exhibits attached to the Plan and both explanations and exhibits are hereby referenced into this section. See the Plan of Reorganization for details on the various Warrants and Agreements. A summary of the various Warrants is as follows:

     Under the Plan of Reorganization the Preferred Stock was converted to Common Stock on a share for share basis and then the common stock was effected by a one-for-ten "reverse" split. Each of the resulting, after split, shares received warrant units consisting of:

     3 "A" warrants; 3 "B" warrants; and 3 "c" warrants.

     Each "A" warrant authorizes the holder to purchase 1 share of non-restricted new common stock of the Registrant at $2.50 per share, which is exercisable to August 5, 1998, in exchange for one "A" warrant. This date may be extended by the Board of Directors before due date.

     If the "A" warrant is not exercised, then the "A" warrant expires, and the "B" and "C" warrants of the Warrant Unit terminates.

     The "B" warrant authorizes the purchase of non-restricted new common stock of the Registrant at $5.00 per share and is exercisable for one year after the termination date of the "A" warrant.

     The "C" warrant authorizes the purchase of non-restricted new common stock of the Registrant at $7.00 per share and is exercisable one year after the termination date of the "B" warrants.

NOTE 8 - INCOME TAXES

     The following information was included in the audited financials in the 10KSB filed for the period June 30, 1994.

     "In  fiscal  year  1994,  the  Company  adopted,  effective  July 1,  1993,
Statement of Financial Accounting Standard ("SFAS") No 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes. The cumulative effect of adoption of this accounting principle as of July 1, 1993 was immaterial to the financial statements. Additionally, the effect of adoption had an immaterial impact on the financial statements as of and for the year ended June 30, 1994.

     The provision for income taxes for the years ended June 30, 1994 and 1993 consisted of $800 in California minimum franchise tax only and has been included in general and administrative expenses in the accompanying statements of operations. The provisions for income taxes for the years ended June 30, 1994 and 1993 differs from the amount computed by the U.S. federal statutory rate principally due to current operating losses without income tax benefit.

     At June 30,  1994 the  Company  has net  operating  loss  carryforwards  of
$7,701,000 and $3,082,000 for federal and state income tax purposes, respectively, which expire in various years through 2009. Utilization of net operating loss carryforwards may be limited based on changes in control of the Company. In addition, at June 30, 1994, the Company has no recorded deferred tax liabilities and had unused tax benefits of $3,081,000 related to unused net operating loss carryforwards and tax credit carryforwards. At June 30, 1994 the Company had recorded a valuation allowance of $3,081,000 to offset the related deferred tax assets due to the uncertainty of realizing the benefit of these loss carryforwards and tax credits".

     Since the Registrant has continued to have losses in the fiscal years ended June 30, 1995, 1996 and 1997, there is no federal taxes due. State taxes of approximately $5,000 will be satisfied in conjunction with the Plan of Reorganization.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease commitment

     The Registrant is currently on a month to month lease arrangement after completing a one year period of lease commitment. Monthly payments are $3,300 per month. The Registrant has an option to continue the lease for a three year period, however, has not determined to make this commitment as of July 1, 1998.

Stipulation of judgment and subsequent default

     The Company was a defendant in lawsuit filed in fiscal 1993 by a Series A noteholder seeking to enforce payment of amounts due plus reasonable costs. Subsequent to the fiscal year-end, a judgment was entered against the Company requiring it to pay the Series A Note in the principal amount of $160,000, plus accrued interest and costs of $40,000. The Company subsequently entered into a settlement agreement to pay this judgment, which called for payments of $10,000 on each of August 15 and September 15, $15,000 on each of October 15 and November 15, and $25,000 monthly thereafter on the fifteenth from December 1994 to May 1995.

     The Registrant continued in default on the note and the amounts due the noteholder were settled in the Plan of Reorganization with the noteholder receiving 100,040 shares of restricted common stock in settlement for principal and interest amounts due of $200,080.

NOTE 10 - GOING CONCERN AND MANAGEMENT'S PLANS

     At the year ended June 30, 1997, the Reorganization Plan had not been completed in that the $2,000,000 in assets required in the Plan had not been invested into the Registrant. As of June 30, 1998, the $2,000,000 has been invested into the Registrant and provides the basis for operating capital in the Company. For the period May 2, 1997, when the Reorganization Plan was confirmed by the Bankruptcy Court, through the fiscal year ended June 30, 1997, HOMETREND provided working capital for the Registrants operations. From June 30, 1997 through July 1, 1998, HOMETREND continued to provide working capital, however, Accounts Payable and Accrued Liabilities Increased approximately $200,000, including compensation to administrative, engineering and sales personnel operating the Registrant. The accompanying consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. Although the Company has received funding during the year and subsequent to year-end, the Company has sustained continuing operating losses since inception and is expected to also lose money this fiscal year and to use substantial amounts of working capital in its operations.


NOTE 11 - SUBSEQUENT EVENTS

     As of June 30, 1997, the equity for debt stock transfers had been completed and the 300,000 shares for the guaranty of the "Gant" Group had been issued. The $60,000 initial amount owed the Gant Group was paid on July 2, 1997, and the
300,000 shares released to HOMETREND as Disbursing Agent per Plan of Reorganization. In addition to providing money to pay the $60,000 to the Gant Group, HOMETREND and affiliates provided approximately $370,000 for operating capital.

     As of July 1, 1998, the Convenience Class in the Reorganization Plan was still owed $21,000, Attorney Smith, the attorney representing the Registrant in the Bankruptcy proceedings, was owed approximately $18,000 and Consolidated Industries was owed $28,000 per Plan.

     Consolidated Industries, a party who first proposed a Plan of Reorganization for the Registrant under terms and conditions similar to that which was finally adopted by the Registrant, was either unable or unwilling to continue with their proposal. After providing $28,000 of a promised $100,000 for working capital, Mr. Jung of Consolidated proposed major changes in the proposal. These proposed changes would have resulted in the Creditors of the Registrant receiving considerably less in the number of shares and dollar value than amounts received in the confirmed Plan. Consolidated Industries, Inc. has filed a NOTICE OF MOTION AND MOTION TO CONVERT TO CHAPTER 7 OR DISMISS and also a NOTICE OF MOTION AND MOTION FOR EXAMINATION UNDER BANKRUPTCY RULE 2004 with the United States Bankruptcy Court. Since the Company has effectively consummated the Plan of Reorganization with all stock transfers made, assets of $2,000,000 received by the Registrant and expects to have all Administrative Expenses required in the Plan paid within 60 days from July 1, 1998, the Registrant does not expect Consolidated Industries, Inc. to prevail in their action. Due to various interferences by Consolidated Industries, Inc., in the Registrant's attempt to complete the financing required in the Plan of Reorganization, the Registrant is bringing charges against Consolidated Industries, Inc.
                                       31

Working Capital

     In addition to the money that has been provided the Registrant as part of the $2,000,000 asset investment required in the Plan, the balance of the assets is represented by title to a building with a value of approximately $400,000 and a Promissory Note in the amount of $1,200,000. The Promissory Note is secured with both physical assets and an operating company. The Promissory Note calls for payments to the Registrant of $30,000 by September 1, 1998, $60,000 by October 1, 1998 and then $100,000 per month each month thereafter until the note is paid in full. It is expected that profits in the operating company guarantying the financing and liquidation of assets will be adequate to pay the amounts due on the notes as scheduled. For immediate working capital, the Registrant expects to borrow on the building and then offer it for sale. It is expected that a minimum of $200,000 can be borrowed within 45 days to provide near term working capital for the Registrant and to pay any amounts owed to complete the Plan of Reorganization.

NOTE  12 -  PROFORMA  PRESENTATION  OF  SHAREHOLDERS'  EQUITY  (UNAUDITED)  UPON
            COMPLETION OF THE PLAN OF REORGANIZATION:

                                         Common       Preferred        Voting
                                         Stock          Stock          Shares
                                        ---------     ----------      ---------
Restricted common stock issued
  to Creditors in the Plan of
  Reorganization                        2,746,020                     2,746,020
Old common shares after 1-for-10
  reverse split converted to new
  shares                                  208,566                       208,566
Old preferred shares after 1-for-10
  reverse split converted to new
  shares                                   44,836                        44,836
New common stock issued as guaranty
  of  payment to "Gant" Group and
  received by HOMETREND upon
  satisfaction of the payment             300,000                       300,000
Convertible preferred stock to be
  issued to HOMETREND and affiliates
  for investment of $2,000,000 assets
  into the Company                                       275,000        275,000
                                        ---------     ----------      ---------
Total shares  and voting                3,299,422        275,000      3,574,422
The Series H convertible  preferred
  stock is convertible into 10 shares
  of common stock for each 1 share at
  the option of the holder and when
  converted to common will add 2,475,000
  common shares and votes.              2,750,000       (275,000)     2,475,000
                                        ---------     ----------      ---------
Fully diluted shares                    6,049,422           -         6,049,422
                                        =========     ==========      =========

ITEM 8 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This 10KSB is being filed without a certified audit and therefore there is no disagreements on Accounting and Financial disclosures.



                                    PART III

ITEM 9 - DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Reorganization Plan under Chapter 11 proceedings included a change in both Management and Directors of the Company. These changes were effected at a Board of Directors Meeting on April 24, 1997.

Director changes included:

     Old Board of Directors               New Board of Directors            Age
     ---------------------------------    ----------------------            ---
     Robert S. Anselmo                    Howard L. Behling, Chairman       51
     Jack E. Dahl                         Roy Y. Salisbury                  42
     Wolodymyr M Starosolsky, Chairman    Wolodymyr M. Starosolsky          62
     Roger W. Bailey                      Roger W. Bailey                   51
     Alexander LaChance (resigned from
           the Board on April 10, 1996)

Officer changes included:

     Old Officers                         New Officers
     ------------------------------       --------------------------------------
     Jack E. Dahl,  President & CEO       Howard L. Behling, Acting President
     Robert S. Anselmo, Secretary         Jack E. Dahl, Acting Chief Financial
     Alexander R. LaChance,                   Officer, Secretary and Treasurer
     Vice President - Engineering         Mark Pinson,Vice President-Engineering
       (Resigned on April 10, 1996)


Directors, Executive Officers, Promoters and Control Persons

     The current directors and executive officers of the Company and their positions held in the Company are listed below. Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. Officers are appointed by the board of directors. There are no family relationships between any director or officer. The executive officers and directors of the Company are as follows

                                     Director           Officer title
      Name                    Age     since       (N/A indicates not an officer)
========================      ===    ========    ==============================
Howard W. Behling              51      5/2/97    Chief Executive Officer
Wolodymyr M. Starosolsky       60     3/31/94               N/A
Mark Pinson                    41      1/7/98    Vice President-Engineering
Roger W. Bailey                51     6/18/94               N/A
Roy Y. Salisbury               42      5/2/97               N/A
Jack E. Dahl                   65        -       Acting Chief Financial Officer,
                                                      Secretary and Treasurer



     Mr. David Copley was appointed to the Board of Directors on April 24, 1997, and was removed from the Board on January 7, 1998. It was determined by the Board that his appointment was improper since he was affiliated with S.A.H.C. and his being on the Board gave S.A.H.C and HOMETREND a majority of Directors. The Reorganization Plan states that S.A.H.C. and HOMETREND cannot have a majority of members on the Board.

     Mark Pinson was appointed a Director at a Board of Directors Meeting on January 7, 1997.

     Howard L. Behling, has served as Chairman and Acting President of the Registrant from April 24, 1997. He has served as the President and Chairman of HOMETREND, INC., since 1989. HOMETREND was one of the first publicly traded franchise companies in America. Mr. Behling has been active in the securities market for over 20 years while acting in the capacity of Vice President while at Merrill Lynch, Prudential Securities, and E. F. Hutton & Company.

     Roy Y. Salisbury, is Chairman of the Board of Strategic Alliance Holding Company, Inc. He was President of HOMETREND at the time of the Reorganization Plan on April 23, 1997, however, is no longer in that position. Mr. Salisbury has successfully implemented effective marketing and strategic plans for clients with total financing needs in excess of $250 million. Mr. Salisbury founded the Diamond Group, a non-traditional investment banking firm participating in equity and debt formation services across the U. S., Canada and Mexico. Mr. Salisbury was the Managing Director of FCS Group, a business consulting firm specializing in crisis management and Chapter 11 Bankruptcy reorganization comprised of individuals from the Midwest, South and the Northeast. Mr. Salisbury holds a number of board seats on domestic as well international corporations.

     Wolodymyr M. Starosolsky, was the Chairman of the Board from April 1994 to April 24, 1998. Mr. Starosolsky is currently a licensed and practicing attorney with his own firm in New York City since 1972, specializing in civil, criminal and commercial litigation in state and U. S. Federal courts and in international law and handling matters for U. S. And other clients in Eastern Europe. Mr. Starosolsky also currently sits on the board of C.U.A.N.D.O. Community Center in New York City.

     Mark Pinson, has over 15 years experience managing all aspects of technical development projects including design, quality assurance, and customer support. Products include computer-aided design (CAD), image processing, photometrics, and auto-identification systems. From 1992 to present, Mr. Pinson has been a development consultant with clients including Veritec, leading computer, aerospace and photometric companies. He has worked full time for Veritec since December 1996. From 1983 to 1992, he was Development Director for Altium, an IBM Company (Formerly CADAM Inc.), responsible for the creation, testing and maintenance of computer-aided design software leading a team of over seventy people. From 1982 to 1983 he was Development Manager for Grafcon in Tulsa, Oklahoma and from 1980 to 1982 an Air Force Officer and a graduate of U.S. Air Force School of Applied Cryptological Sciences.

     Roger W. Bailey, has been a Director of the Registrant since June 1994. From September 1997 to April 1998, Mr. Bailey was Vice President and General Manager, Enterprise Network Solutions for Accugraph Corporation, Dallas, Texas. From September 1996 to June 1997 he was Strategic Alliance Vice President at AT &T Solutions, Florham Park, New Jersey, where he was responsible for identifying alliance partners, structuring alliances and developing and implementing a procurement process and supplier management system. From June 1995 to August 1996 Mr. Bailey was Customer Engagement Vice President for AT&T Solutions. From July 1993 to June 1995, he was Securities Counsel and Director of Government Affairs for Dell Computer Corporation, Austin, Texas. From 1992 to June 1995, Mr. Bailey was an Independent Business Counsel as advisor to entrepreneurial and high-technology businesses. Prior to 1992 he was General Counsel for Perot Systems Corporation, Reston, Virginia and Electronic Data Systems Corporation in Dallas, Texas. Mr. Bailey was an Air Force Officer from 1969 to 1978. Mr. Bailey has his law degree from the University of Puget Sound, M.B.A. degree from the California State University, M.S. degree in Aeronautical and Astronautical Engineering from Stanford University and a B.S. degree in Aeronautical Engineering, Engineering Sciences and Mathematics from the U.S.Air Force Academy.

Committee and Board Meetings

     The Registrant had no standing audit, nominating or compensation committees of its Board or committees performing similar functions during fiscal 1997. The Directors have regularly communicated to discuss the Company's affairs and also have held formal periodic board meetings to transact and approve appropriate business. Directors have received no compensation or expenses for attending Board Meetings. During the fiscal year 1997, the Board met 2 times. The following are the dates of the Board meetings held in fiscal 1997 and subsequently to the date of this filing, and the attendees at such meetings:

Date                            Attendees                            Absent
=======        ==============================================        ======
1/13/96        Dahl, Anselmo, Starosolsky, Bailey                    None
4/24/97        Behling,  Starosolsky, Bailey, Salisbury              None
8/18/97        Behling, Starosolsky, Salisbury, Copley               Bailey
8/26/97        Behling, Starosolsky, Salisbury, Copley, Bailey       None
1/7/98         Behling, Starosolsky, Salisbury, Bailey               None
1/21/98        Behling, Starosolsky, Salisbury, Bailey, Pinson       None
2/20/98        Behling, Starosolsky, Salisbury, Bailey, Pinson       None
3/9/98         Behling, Starosolsky, Salisbury, Bailey, Pinson       None
6/9/98         Behling, Starosolsky, Salisbury, Bailey, Pinson       None

     Directors did not receive any director's fees during the fiscal year ended June 30, 1997.


Executive Officers

     The current operating officers are listed in the following table. The Confirmed Plan of Reorganization under Chapter 11 named the following officers effective April 23, 1997. There are no family relationships between any officers of the Company.

         Name             Age               Officer Title
=================         ===         ==============================
Howard W. Behling         51          Acting President
Jack E. Dahl              65          Acting Chief Financial officer,
                                        Secretary and Treasurer
Mark Pinson               41          Vice President - Engineering

     The antecedents of Messrs. Behling and Pinson are included in the Director section above.

     Jack E. Dahl - After the Registrant was petitioned into bankruptcy in October, 1995, Mr. Dahl was elected to the office of President and Chief Executive Officer. From 1991 until appointed President, Mr. Dahl was the Chief Financial Officer of the Company. From June 1984 to December 1989, Mr. Dahl was President and CEO of U S Pump & Turbine Company. From 1980 to 1984, he was President of Elixir Industries, Inc. Prior to 1980 Mr. Dahl was President of Fleetwood Enterprises, Guerdon Industries, Inc., both Manufactured housing and recreational vehicle manufacturers, Chairman of Alma Plastics Company, a seven plant plastic products manufacturing company, President of Lichter Duo Rest, a furniture manufacturing company and R. C. Allen, a cash register and small aircraft electronic parts manufacturing company.




                         ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all aggregate cash compensation paid by the Registrant to each of the executive officers of he Company whose aggregate cash compensation exceeds $60,000 and to all executive officers as a group for services rendered during the fiscal year ended June 30, 1997.

     Name               Capacity in which served               Cash Compensation
============       ======================================      =================
Jack E. Dahl       President and CEO to April 24, 1997,
                     then Acting Chief Financial Officer
                     through June 30, 1997                     $  78,000.00
Mark Pinson        Consultant to April 24, 1997 and Vice
                     President-Engineering to June 30,1997       127,599.57  (1)

All officers                                                     243,599.57

     (1) Cash Compensation to Mark Pinson - $40,009.57 of this amount was paid to Mr. Pinson in a contract arrangement with him prior to December 1996. From January through June of 1996 Mr. Pinson received compensation of $12,500 per month per Agreement with the Registrant. An employment Agreement has been signed with Mr. Pinson, however, has not been effected until the Plan of Reorganization is effected.


Stock option plans -In the fiscal  year 1985,  the  Registrant  adopted its 1985
                    Stock Option Plan. No options were granted under the plan and the plan was not considered in the Reorganization Plan and is therefore discontinued.

     Bonuses and deferred compensation - No cash bonuses were paid by the Registrant to any executive officer during the year ended June 30, 1997. The Registrant did not have any deferred compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, award, entered, set aside, or accrued for the benefit of any executive officer of the Company as of June 30, 1997.

     Compensation pursuant to plans including pension, stock option, and stock appreciation rights plans. As of June 30, 1997, the Registrant does not have any stock appreciation rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any executive officer of the Company.

     Termination of Employment and change of control arrangement - During the year ended June 30, 1997, no officer, director, or principal shareholder of the Registrant either received or is to receive any remuneration as a result of either: (I) the termination of such person's employment whether by resignation, termination of such person's employment, whether by resignation, retirement, or otherwise; (ii) a change of control of the Registrant or a change in such individual's responsibilities following a change in control of the Company.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables sets forth, as of July 1, 1998, certain information with respect to all shareholders known by the Registrant to be beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all officers and directors of the Registrant as a group:

                                     Number of                   Percent
Name and Address                     Shares Common               of Class
========================             =============               ========
Howard Behling
21842 Ticonderoga Lane
Lake Forest, CA  92630                 none                        N/A

Wolodymyr Starosolsky*               449,965                      13.64%

Roy Salisbury (1)
9602 Merino Run
Rosco, IL  61073                       none                        N/A

Roger Bailey*                         14,500                       .44%

Mark Pinson*                          61,682                      1.87%

Jack E. Dahl*                        220,019                      6.67%

Directors and Executive
  Officers as a Group                909,116                     27.56%

HOMETREND         (1)                300,000                      9.09%

*  Address - 16461 Sherman Way, Suite 125
             Van Nuys,  CA  91406

     (1) Under the Plan of Reorganization, 300,000 shares of common stock was provided as a guaranty of the cash and note payable to the "Gant" Group. Upon satisfaction of the required $60,000 cash payment, title to the shares was transferred as designated by HOMETREND. (See page 25 and 26 of the Plan of Reorganization). 163,000 of these shares were issued to Strategic Alliance Holding Company, Inc. Roy Salisbury is Chairman of this company.


                          ITEM 13. CERTAIN TRANSACTIONS

     The Registrant has adopted a policy that any transactions with Directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Company's Board and based upon a determination that these transactions are on terms no less favorable to the Company than those which could be obtained by unaffiliated third parties. This policy could be terminated in the future. The Articles of Incorporation of the Company provide that no such transactions by the Registrant shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board or a committee thereof which approves such transaction or solely because their votes are counted for such purpose. In addition, interested Directors may be counted in determining the presence of a quorum at a meeting of the Board or a committee thereof which approves such a transaction.

     The  following  are  transactions   considered  by  the  Registrant  to  be
significant of disclosure pursuant to Regulation 228.404 of Regulation S-B:

Related party transactions -

     Included in the Reorganization Plan is a conversion of notes and deferred compensation to equity of officers and former officers of the Registrant. In this regard, all notes payable, accounts payable and deferred compensation amounts were treated equally in the conversion of debt to equity, except in the case of the "Bridge Group". Since the Bridge Group had security claim on assets of the Registrant, they received twice the conversion rate of other creditors. Wolodymyr Starosolsky, a Director and Jack E. Dahl, Acting Chief Financial Officer, were included in the Bridge Group.

     Mark Pinson, Vice President-Engineering and a Director, had developed certain software technology prior to his employment agreement with the Registrant. As compensation for the license rights for the Registrant to utilize this software, Mr. Pinson is to receive 6,250 shares of Series H Preferred Stock and is to be paid $50,000 in cash. The stock is in the process of being issued at July 1, 1998. He has not been paid the $50,000 in cash as of July 1, 1998, and therefore this Agreement is in default until such time as he receives the amount due him. A copy of the License Agreement is attached as an exhibit to this filing.

     Mr. Pinson, Vice President-Engineering, signed an employment agreement with the Company expecting that the Registrant would have the Plan of Reorganization effected in August 1997. Effective July 1, 1998, with the Plan considered effected, Mr. Pinson's Employment Contract includes a monthly salary of $12,500, employee benefits including health insurance, standard holiday and vacation pay and other benefits normally available to Officer employees. A copy of Mr. Pinson's employment agreement is attached as an Exhibit to this filing.

     S.A.H.C. - Roy Salisbury as President, the guarantor of assets of $2,000,000 as investment into the Registrant per Plan of Reorganization, did not provide such assets to effect the Plan when scheduled for completion. Several proposals were made in conjunction with S.A.H.C. fulfilling their obligation, however, each proposal included provisions that were not sanctioned in the Plan. S.A.H.C. did provide funding of $210,500 for the Registrant through their affiliate HOMETREND.

     Howard   Behling,   Acting   President  of  the   Registrant  per  Plan  of
Reorganization  is also  the  Chairman  and  principal  owner of  HOMETREND.  As
Principal Officer in both of these Companies, there could be a conflict of interest in his activities involving both the Registrant and HOMETREND. Mr. Behling has been authorized a salary of $6,500 per month by the Directors from date of Plan Confirmation and has drawn funds from the Registrant of approximately this amount to July 1, 1998. Mr. Behling, HOMETREND, affiliates and associates have arranged for the asset funding to effect the Plan of Reorganization and will receive the 275,000 Series H Preferred Shares stipulated in the Plan.

     Some of the creditors called the "Gant Group" in the Plan of Reorganization are to receive payment in cash and notes for the approximately $350,000 owed to them as a secured notes payable. The Plan called for an initial payment of $60,000 and quarterly payments thereafter over a four year period. The Registrant paid the $60,000 and the first payment that was due October 1, 1997. Quarterly payments for the periods January 1, 1998, April 1, 1998 and July 1, 1998 have not been paid by July 1, 1998 and the note is therefore in default. The Registrant expects to bring all payments up to date within the next 60 days and stay current on all future payments on the notes.


                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

                                                                     Page No.
                                                                     =======
Reference is made to the Exhibit Index contained in this
          Annual Report on Form 10-KSB                                  38

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on July 1, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

Reports of Form 8-K

     The Company has filed the following Reports of Form 8-K during the year ended December 31, 1993 and subsequently through the date of this report:

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              VERITEC INC.
                                              ============

                                              /s/ Howard L. Behling
                                              -----------------------
                                              Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    DATE                                      SIGNATURES
    =======                                   ============================

     8/5/98                                   /s/ Howard L. Behling
                                              ----------------------------
                                              Chairman of the Board
                                                 of Directors

     8/5/98                                   /s/ Mark Pinson
                                              ----------------------------
                                              Director and Vice
                                                 President-Engineering

    7/23/98                                   /s/ Wolodymyr M. Starosolsky
                                              ----------------------------
                                              Director


    7/24/98                                   /s/ Roger W. Bailey
                                              ----------------------------
                                              Director


                                              /s/ Roy Y. Salisbury
                                              ----------------------------
                                              Director

                                  VERITEC INC.
                                  EXHIBIT INDEX
                                  June 30, 1994

Exhibits

                                                                       Page No.
Item No.              Description of Document                        (footnote)
-------   -------------------------------------------------------    ----------
  1.      ATTORNEY  SMITH'S  NOTICE OF RULING RE DEBTOR'S  SECOND
          REVISED THIRD AMENDED PLAN OF REORGANIZATION.

  2.      FINDINGS  OF  FACT;   CONCLUSIONS   OF  LAW  AND  ORDER
          CONFIRMING  THE DEBTOR'S  SECOND  REVISED THIRD AMENDED
          CHAPTER 11 PLAN OF REORGANIZATION.

  3.      SECOND  REVISED  THIRD  AMENDED   CHAPTER  11  PLAN  OF
          REORGANIZATION.

  4.      LICENSE  AGREEMENT  WITH  MARK  PINSON,   DIRECTOR  AND
          OFFICER.

  5.      EMPLOYMENT AGREEMENT - MARK PINSON


There were no 8-K filings during the fiscal years ended June 30, 1997,1996,1995.