Form 10QSB
period 1995-09-30
VERITEC INC
filed 1999-09-30
CIK 773318

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

- --------------------------------------------------------------------------------


                                   FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
- ------
         EXCHANGE ACT OF 1934

          For the quarterly period ended           September 30, 1995
                                          ----------------------------
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
- ------- EXCHANGE ACT OF 1934

               For the transition period from               to
                                              -------------    -----------
Commission file number 0-15113
                       -------
                                  VERITEC INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
           ----------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                       ---------------------------------
                      (IRS Employer Identification Number)

                  16461 SHERMAN WAY, #125, VAN NUYS, CA. 91406
                 -----------------------------------------------
               (Address of principal executive offices, zip code)

                                 (818) 782-4500
                ------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X
                                             ---   ---
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of October 31, 1995, the Company had 2,085,600 shares of common stock outstanding.


         This document consists of 23 pages, including 9 exhibit pages.
                        The Exhibit index is on page 14.

PART 1.  FINANCIAL INFORMATION
ITEM 1.   Financial Statements
                                  Veritec Inc.
                                 Balance Sheet
                                  (unaudited)
                                                            September  30,
                                                                  1995
ASSETS                                                            ----

Current Assets:
   Cash                                                              1,805
   Inventories                                                      25,457
                                                                    ------
          Total current assets                                      27,262

Intangible asset                                                    26,250
Furniture and equipment, net (Note 2)                               46,713
Note and interest receivable from officer                          273,567
Deposits                                                             4,120
                                                                     -----
                                                                   377,912
                                                                   =======

LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY):

Current Liabilities:
   Convertible subordinated notes payable                          412,500
   Notes payable                                                   202,199
   Notes payable (secured)                                         265,400
   Accounts payable and accrued expenses                           539,922
   Accrued Interest                                                314,349
   Deferred compensation                                           685,459
   Deferred revenue                                                120,000
                                                                   -------
          Total current liabilities                              2,539,829

Secured convertible notes payable                                  675,728
Junior subordinated convertible notes                            1,726,442
                                                                 ---------
          Total liabilities                                      4,941,999
                                                                 ---------

Shareholders' deficiency (Note 5)
   Preferred stock   (Note 6)                                      355,836
      Common stock; $.01 par value, authorized 20,000,000 shares
             2,085,600 shares issued and outstanding               183,164

   Additional paid in capital                                    4,104,721
   Accumulated deficit                                          -9,237,808
                                                                ----------
          Net shareholders' equity (deficiency)                 -4,564,087
                                                                ----------
                                                                   377,912
                                                                   =======

               See Accompanying Notes to the Financial Statements

                                  Veritec Inc.
                            Statement of Operations
                                  (Unaudited)

                                                  For the three months ended
                                                          September 30,
                                                  1996                  1995
                                                  ----                  ----
Revenues                                        31,321                39,737
Cost of Sales                                   19,699                31,790
                                                ------                ------

           Gross profit                         11,622                 7,947
                                                ------                 -----

Expenses:
     General and administrative                 25,708                28,172
     Sales and Marketing                         4,047                44,992
     Engineering, research and
         development                            18,370                36,030
                                                ------                ------

                                                48,125               109,194
                                                ------               -------

           Gain (Loss) from operations         -36,503              -101,247

Costs associated with bankruptcy                39,857

Interest expense, net                              -                  54,805
                                                ------

           Net loss                            -76,360              -156,052
                                               =======              ========

Net loss per common share                        -0.04                 -0.07
                                                 =====                 =====

Weighted average common shares               2,085,600             2,085,600
     outstanding                             =========             =========
















                    See Accompanying Notes to the Financial Statements

                                  Veritec Inc.
                                 Statements Of
                                   Cash Flows
                                  (Unaudited)

                                      For the three months ended September 30,
                                                      1995             1994
                                                      ----             ----
Cash flow from operating activities:

Net loss                                           -156,052        -383,121
                                                   --------        --------

Adjustments to reconcile net loss to net cash
     used by operating activities:
Depreciation and amortization                        11,159          12,700
Common stock issued for payment of services             -               450
Preferred stock issued in payment of services           -           300,000
Notes and interest receivable from Officer           -3,218        -260,693
(Increase) decrease in assets:
     Prepaid expenses                                   -            12,456
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses           22,080          44,929
     Deferred compensation                           59,449         -25,175
     Accrued interest                                58,023          28,443
                                                     ------          ------
             Total adjustments                      147,493         113,110
                                                    -------         -------

           Net cash used by operating activities     -8,559        -270,011
                                                     ------        --------
Cash flow from investing activities:
     Purchase of equipment                             -             -5,022
                                                    -------          ------

           Net cash used for investing activities      -             -5,022
                                                    -------          ------
Cash flow from financing activities:
     Issuance of convertible notes payable             -            -90,000
     Issuance of notes payable                       10,000            -
     Issuance of preferred stock                       -             64,637
     Issuance of secured convertible notes payable     -            205,436
     Issuance of subordinated convertible notes        -            101,640
                                                     -------        -------

           Net cash provided by financing activities 10,000         281,713
                                                     ------         -------

             Increase (decrease) in cash position     1,441           6,680
Cash at beginning of period                             364          11,299
                                                        ---          ------
Cash at end of period                                 1,805          17,979
                                                      =====          ======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
             Interest                                   -                -
             Income taxes                               -                -

               See Accompanying notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1995
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Operations
- ---------------------------
     Veritec Inc. (the Company) was incorporated in Nevada on September 7, 1982, The Company is primarily engaged in development, marketing and sale of a line of microprocessors-based encoding and decoding system products that utilize its patented VERICODE(r) Symbol technology. The Company's VeriSystem(tm) enables a manufacturer or distributor to use unique identifiers or coded symbols containing binary encoded data with a product. The VeriSystem enables automatic identification and collection of a greater amount of data than conventional bar codes.

Basis of Presentation
- ---------------------
     The unaudited financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1997. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the company. Operating results for interim periods are not necessarily indicative of the results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Per Share Computations
- ----------------------
     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

Reverse Split
- -------------
     On May 9, 1994, the Board of Directors approved a one-for-ten "reverse stock split" of its outstanding common stock. On January 21, 1995, the Company's shareholders ratified this reverse stock split at its annual meeting. The shares outstanding and per share data in the current period financial statements reflect this reverse stock split.

NOTE 2 - PROPERTY AND EQUIPMENT

   Property and equipment on September 30,. 1995 is comprised of the following:

                  Equipment                                            $ 271,559
                  Furniture and fixtures                                  60,773
                                                                         -------
                                                                         332,332
                  Less accumulated depreciation and amortization         285,619
                                                                         -------
                                                                        $ 46,713
                                                                         =======

NOTE  3 - COMMITMENTS AND CONTINGENCIES

Contingencies
- -------------
     The Company has numerous commitments and contingent liabilities which are discussed in the 1994 10-KSB and elsewhere in the Management Discussion and Analysis section of this Form 10-QSB, which are incorporated herein by reference.

Pending Litigation
- ------------------
     The Company is currently a party to several material pending legal proceedings. The results of any litigation proceeding cannot be predicted with certainty. However, in the opinion of management, the company believes that the potential liability in connection with these proceedings could have a material effect on the current, already extended financial condition of the Company. The litigation proceedings are discussed under Part II, Item 1 of this Form 10-QSB and also in the 1994 Form 10-KSB, both of which are incorporated herein by reference.

Default with West America Securities Corp.
- ------------------------------------------
     In May  1994,  the  Board of  Directors  committed  to issue  West  America
Securities Corp. ("West America"), a Los Angeles-based broker/dealer, 400,000 shares of common stock for services rendered. During the quarter ending September 30, 1994, West America agreed to cancel this consulting agreement. However, the Company is in default of certain provisions of this cancellation, primarily the repayment by the Company to West America and their referrals, of certain funds, aggregating approximately $50,000, which were invested in the Company by these respective parties. Some of the participants in the West America have threatened legal action if they are not paid the amounts due them.

Stipulation of judgment and subsequent default
- ----------------------------------------------
     The Company was a defendant in lawsuit filed by a Series A noteholder. A judgment was entered against the Company in the quarter ending September 30, 1994, requiring it to pay the Series A Note in installments totaling the principal amount of $160,000, plus accrued interest and costs of $40,000. However as of October 31, 1995, the Company is in default on payments under this settlement agreement (see Part II, Item 1 of this Form 10-QSB).

Agreement with holders of Notes Payable with Warrants
- -----------------------------------------------------
     As discussed in the 1994 Form 10-KSB, the Company has outstanding an aggregate of $265,400 of notes payable with three common stock purchase warrants attached for each $10.00 loaned. These "Notes Payable with Warrants" bear interest at 7% per annum payable annually and mature on various dates from June 1995 to June 1997. The noteholders filed a collateral security interest with the U.S. Patent Office. At the end of the quarter ended December 31, 1994 these notes were in default due to non-payment of accrued interest which was originally due June 30, 1994. In December 1994, the noteholders brought action against the Company in the Superior Court of California for the County of Riverside (case no. 257856) (the "Action") to foreclose on its alleged security and to sell the patents at public sale for payment of the amounts due under the Notes Payable with Warrants.

     On January 20, 1995, the Company entered into an agreement with the noteholders wherein the noteholders caused the Action to be dismissed without prejudice. As consideration for this dismissal, the Company admitted the amount and validity of the debt and the Security Agreement, and that it has no affirmative defenses, offsets or counterclaims to the noteholders claims. If the Note obligation, as defined in the Agreement, is not paid in full on or before October 1, 1995, the noteholders may cause the Action to be filed against the Company. However, on October 1, 1995, as an alternative, the Company may at its election and by paying the accrued interest and one-half of the principal obligation of the notes, extend the payment to April 21, 1996.


NOTE 4 - GOING CONCERN AND MANAGEMENT'S PLANS

     For the fiscal year ending June 30, 1994, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying quarterly unaudited financial statements have also been prepared contemplating continuation of the Company as a going concern. Although the Company has received additional funding during the three months ended September 31, 1995 and subsequent to the quarter-end, as discussed in the following paragraph, the Company has sustained continuing operating losses since inception and is expected to also lose money this fiscal year and to use substantial amounts of working capital in its operations. At September 31, 1995, current liabilities continued to exceed current assets by $2,512,567 and certain notes and trade accounts payable continued to be in default. This situation continued to exist as of October 31, 1995. Also, as of September 30, 1995, the Company had only approximately $1,800 in cash, no additional funds were available under any existing bank lines and no form of investor commitments to lend or invest. In addition, no unsecured assets exist which could serve as collateral for borrowing and the Company is in default on notes payable.

     Management has proposed alternatives in an attempt to settle these obligations and currently does not intend to file for protection under Chapter 11 bankruptcy laws, although this option is continually under review. This could change if the Company does not receive additional financing. Management expects to continue to execute a restructuring plan proposed by the Board of Directors in April 1994 under which it obtained certain bridge financing. A broad outline of the plan was approved by the Company's Board of Directors. The Company has been successful in converting $1,738,529 of short-term obligations into long-term Junior Notes payable. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the success of the Company's future operations and the Company's ability to meet its financing requirements.

     Management continues to seek additional bridge financing. As of October 31, 1995, the Company had received $675,728 in such bridge financing. In addition the holders of the bridge financing loans have purchased an aggregate of 59,363 shares of Series B preferred stock for additional proceeds of $59,363 under the Bridge Financing Plan. Although there are no assurances that additional financing will be received, the Company estimates that it can obtain sufficient bridge financing, which together with any cash generated from sales, will be sufficient to continue operations

     Although the bridge financing received by the Company has been sufficient for the very modest near term operations of the Company, the Company must continue to develop and execute its long-term financial plan to restructure its debt and address future cash flow needs. For example, the Company cannot meet its current payroll. The restructuring plan is expected to involve significant new bridge financing and may also include a package consisting of newly issued shares of restricted common stock and/or new debt and obtaining operating financial lines of credit with banks or other financing institutions. Any of these refinancing plans may result in equity dilution to the existing shareholders. This restructuring is intended to provide an appropriate revision to the Company's capital structure without incurring the excessive expense, time and uncertainty typically experienced in bankruptcy proceedings.

     Due to the Company's inability to meet payroll, the Engineering Group have formed a separate company and is acting in a subcontracting role with the Company. All Veritec software and application engineering continues to be performed by the Engineering Group. The Company retains 10% of all contracting service revenues and 100% of any product sales. It is expected, that upon adequate funding into the Company, the Engineering Group will be re-employed by the Company.

     In addition, the Board of Directors is participating closely in the daily management of the Company and including an attempt to manage the Company within its cash constraints, reorganizing operations and restructuring operational efficiencies, obtaining short-term operating and working capital and negotiating with creditors and noteholders. Although the results of these actions cannot be predicted, the Company believes that the steps it is taking are appropriate in view of the current situation and, along with the recent financing, will help the Company effectively reorganize it operations. While it is uncertain when the restructuring will be completed, the Company expects the plan will be accomplished before the end of fiscal 1996.

NOTE 5 - SUBSEQUENT EVENTS

     On October 25, 1995 the Company received notice that three of the "West America" creditors had filed to put the Company into Involuntary Bankruptcy. Management believes that it can satisfy the demands of these creditors and have their petition with the Court reversed. In the event the Court will not approve a dismissal of their action, the Company will petition for Chapter 11 bankruptcy proceedings.

     There have been no other significant subsequent events from June 30, 1995 through October 31, 1995.


NOTE 6 - PROFORMA PRESENTATION OF SHAREHOLDERS' VOTING EQUITY

     The Company has issued and outstanding several Series of preferred stock with certain voting rights that result in material dilutive voting rights of the Company's common shareholders (see further discussion of the Series of preferred stock and their respective rights in the 1994 Form 10-KSB.) The following table reflects the effect of the issuance of these Series of preferred shares on the voting control of the Company's common shareholders, as a class, as of October 31, 1995:

                                         Before issuance of                          After issuance of
                                        the Preferred shares                        the Preferred shares
                               ---------------------------------------     ---------------------------------------
                                 shares          votes           %           shares          votes           %
                                 ------          -----           -           ------          -----           -
Common shareholders, as a
   class, one vote per share     2,085,600       2,085,600        100%       2,085,600      2,085,600        47.2%

Series B preferred
   share-holders, as a
   class, 20 votes per share             -               -           -          59,363      1,187,260        26.6%

Series D preferred
   share-holders, as a
   class, one vote per share             -               -           -         300,000        300,000         6.7%

Series E preferred
   share-holders, as a
   class, 50 votes per share             -               -           -          17,385        869,250        19.5%

                                              -------------   ---------                   ------------    ---------
                                                 2,085,600        100%                      4,442,110         100%
                                              =============   =========                   ============    =========

PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - September 30, 1995 compared to June 30, 1995.
- -------------------------------
     During the quarter ended September 30, 1995, the Company received cash from revenues totaling $39,737. The only additional capital coming into the Company during the quarter ended September 30, 1995 was on a note payable of $10,000. The deferred compensation, accrued interest and accounts payable increased by $139,552 during this quarter period. Additional finances are expected to be provided by the "Bridge Group" in subsequent periods.

     The money designated as Bridge Financing relates to new debt financing on various long-term secured notes raised by the Company pursuant to a "Bridge Financing Facility" discussed later in this MD&A. The Bridge Financing Facility is secured by a lien on all of the Company's assets. In addition, since the holders of the bridge financing loans have also purchased shares of Series B preferred stock, these lenders also have certain voting rights. The objective of the Bridge Financing Facility is to permit the Company to raise new funds to develop its business as well as to provide time for the Company to seek more significant long-term funding. The Company currently is in a very extended financial condition and needs significant new funding. The Company believes these funding requirements are beyond that provided by the original Bridge Financing Facility. Accordingly, the Board has authorized the Company to raise up to a total of $1.5 million under this facility. The current bridge loans have the option to convert into common stock at $1.00 per share. There is no assurance that this rate will be acceptable to additional bridge lenders. If such lenders demand a lower conversion, and it is accepted by the Company as its only alternative, the current bridge lenders will receive an identical lower conversion rate significantly increasing the dilution to the existing shareholders.

     Regardless, unless the Company achieves significant cash flow from sales and revenues, the Bridge Financing Facility may still be unlikely to provide sufficient funding for the Company to survive. In addition, outside of the Bridge Financing Facility, it is unlikely that the Company will be able to obtain new longer term capital. In such case, the Company may have no option but to seek protection of the bankruptcy courts.

         Debt owed by the Company at September 30, 1995 is as follows:

                     Debt category                       Sept.30,1995         June 30, 1995        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  Convertible subordinated notes payable                $       412,500       $      412,500                     -
  Notes payable                                                 202,199              192,099                10,000
  Notes payable with warrants                                   265,400              265,400                     -
  Accounts payable and accrued expenses                         539,922              517,842                22,080
  Accrued interest                                              314,349              256,326                58,023
  Deferred compensation                                         685,459              626,010                59,499
  Deferred revenue                                              120,000              120,000                     -
  Secured convertible notes payable                             675,728              675,728                     -
  Junior subordinated convertible notes                       1,726,442            1,726,442                     -
                                                        ================     ================     =================
                                                          $   4,941,999         $  4,792,447        $      149,552
                                                        ================     ================     =================

     During the quarter ending September 30, 1995 the Company's liquidity continued to deteriorate due in part to continuing losses from operations. The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of September 30, 1995 and June 30, 1995.

                                      Sept. 30, 1995             June 30, 1995
                                      --------------             -------------
Working capital (deficit)             $    (2,512,567)           $  (2,364,456)


     As reflected by its working capital deficiency, the Company is totally unable to meet its short-term obligations on a current basis without the continuing financing provided under the Bridge Financing Facility or other major financing. The Company is, and has been since April 1994, totally relying on new Bridge Financing loans to finance its operations and has been unable to, and would not expect to in the near future, address any of its delinquent obligations. The total Bridge Financing Facility originally structured was up to $1,000,000 and has now been increased to up to $1,500,000. Although over $685,000 has been received under the Bridge Financing Facility (through September 30, 1995), only nominal funds have been received since September 1, 1994. As a result, the Company has been unable to regularly meet its payroll obligations during that time and deferred compensation to certain key officers has increased substantially since June 30, 1995.

     The Company is in dire financial condition. Even if the total amount approved under the Bridge Financing Facility was received, which is very uncertain, this funding is not sufficient, nor is it intended, to provide funds for the Company to address its delinquent obligations. The Company intends to negotiate its delinquent obligations for consideration other than cash payments. This may cause litigation, judgments and even an involuntary bankruptcy proceeding. If the Company has no funds to file a Chapter 11 reorganization, it may be forced to liquidate.

     Regardless of its extended financial condition, the Company has been successful, as discussed above, in converting $1,738,529 of short-term debt and trade payables into long-term debt as of March 31, 1995. This long-term debt is in the form of Junior Subordinated Secured Notes ("Junior Notes"). These creditors who agreed to take the Junior Notes also received, as additional consideration for granting the Company a general release of claims, one share of Series E preferred stock for each $100 of current obligations converted to the Junior Notes. Since each share of Series E preferred stock has common equivalent voting rights equal to 50 shares of common stock, the Junior Noteholders have an aggregate of 19.5% voting control of the Company as of September 30, 1995 (see Footnote 5 to the Financial Statements included in this Form 10-QSB.) Management expects to continue to convert its short-term obligations to Junior Notes during remainder of the current fiscal year. There are no assurances that the Company will be successful in converting any additional amount.

Financial and Operational Outlook

     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year which the Company believes have increased that potential. Further, as mentioned above, management believes that the Bridge Financing Facility, if the balance of the funding is actually received, when included with cash generated from operations, will permit the Company to pay its new obligations on a current basis for at least the next twelve months. Unfortunately, the Company has not received significant funding in the last fiscal quarter and if such lack of funding continues, the Company's likelihood of generating sales will fall since it will have neither a facility nor employees.

     At September 30, 1995 and continuing through the date of the filing of this report, the Company continued to have an extremely serious insolvency problem. Although management believes it is making progress in maintaining itself in the face of its severe financial problems, there is no assurance that the Company will be successful in holding off aggressive collection action or litigation. As an example, the Internal Revenue Service and a Series A noteholder, both who hold a judgment against the Company, levied against the Company's bank account in an effort to collect amounts due them. Further, the Company may incur additional unexpected costs to defend itself against any such claims or allegations that may be filed against it.


     Results of  Operations - The quarter  ended  September 30, 1995 compared to
     ----------------------
the quarter ended September 30, 1994.

     The Company had revenues of $39,737 during the quarter ended September 30, 1995. The revenues for these periods were for engineering services and sale of products. This compares to revenues of $2,750 for the quarter ended September 30, 1994, which was derived from engineering services and from the sale of products. The increase in revenues for the 1995 period was due to additional outside engineering services and sales of products. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

                                                             For the three months ended
                    Expense category                    Sept. 30, 1995       Sept. 30, 1994        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  General and administrative                             $       28,172        $     121,808         $    (93,636)
  Marketing and advertising                                      44,992               62,446              (17,454)
  Engineering, research and development                          36,030              154,548             (118,517)
                                                        ================     ================     =================
                                                         $      109,094        $     338,802         $   (229,608)
                                                        ================     ================     =================

     The decrease in general and administrative expenses for the comparable three month period, as shown in the above table, was due primarily to a decrease in salaries to executive officers.

     The decrease in sales and marketing expenses for the comparable three month period, as shown in the above table, was due to a reduction in the number of employees and limited sales and marketing travel and show expense.

     The decrease in engineering, research and development expenses for the comparable three month periods, as shown in the above table, was due primarily to the Company's engineering staff leaving employment with the Company and setting up a separate outside of the Company Engineering Group. This Engineering Group will work on a consulting basis with the Company if the Company has sales that require engineering services.

Capital Expenditures and Commitments
- ------------------------------------
     The Company had no expenditures for capital assets during the quarter ended September 30, 1995. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.

Factors that may effect future results
- --------------------------------------
     A number of uncertainties exist that may effect the Company's future operating results. These uncertainties include the uncertain general economic conditions, market acceptance of the Company's products, the Company's ability to manage expense growth, resolve its financial problems and acquire long-term funding.


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Stipulation of judgment and subsequent default
- ----------------------------------------------
     The Company was a defendant in lawsuit filed in fiscal 1993 by Freeman Welwood & Co., Inc., a Series A noteholder, seeking to enforce the payment of its note amount due plus reasonable costs. A judgment was entered against the Company during the quarter ending September 30, 1994 requiring it to pay the note principal amount of $160,000, plus accrued interest and costs of $40,000.

The Company subsequently entered into a settlement agreement to pay this judgment, which called for payments of $10,000 on each of August 15 and September 15, $15,000 on each of October 15 and November 15, and $25,000 monthly thereafter on the fifteenth from December 1994 to May 1995. However, as of September 30, 1995, the Company is in default on all of the required payments under this settlement agreement (except for the August 15 installment which was paid on time). Although the Series A noteholder is currently cooperating with the Company, it could execute its stipulation of judgment against the Company in which case the Company would be subject to additional penalties and costs related to this matter.

Lawsuit by holders of Notes Payable with Warrants and subsequent agreement
- --------------------------------------------------------------------------
     As discussed in the 1994 Form 10-KSB, the Company has outstanding an aggregate of $265,400 of notes payable with three common stock purchase warrants attached for each $10.00 loaned. These "Notes Payable with Warrants" bear interest at 7% per annum payable annually and mature on various dates from June 1995 to June 1997. The agent acting for this group of noteholders is an attorney, named "Gant" and this group is therefore known as "The Gant Group". The noteholders filed a collateral security interest with the U.S. Patent Office. At December 31, 1994 these notes were in default due to non-payment of accrued interest which was originally due June 30, 1994. In December 1994, the noteholders brought action against the Company in the Superior Court of California for the County of Riverside (case no. 257856) (the "Action") to foreclose on its alleged security and to sell the patents at public sale for payment of the amounts due under the Notes Payable with Warrants.

     On January 20, 1995, the Company entered into an agreement with the noteholders wherein the noteholders caused the Action to be dismissed without prejudice. As consideration for this dismissal, the Company admitted the amount and validity of the debt and the Security Agreement, and that it has no affirmative defenses, offsets or counterclaims to the noteholders claims. If the Note obligation, as defined in the Agreement, is not paid in full on or before October 1, 1995, the noteholders may cause the Action to be filed against the Company. However, on October 1, 1995, as an alternative, the Company may at its election and by paying the accrued interest and one-half of the principal obligation of the notes, extend the payment to April 21, 1996. As of October 31, 1995 no amounts have been paid on these note obligations and legal action may be taken against the Company for default on these notes. Due to the Company's signed agreement not to contest the validity of the Claim of the Gant Group, if the Gant Group files against the Company it may result in the Company filing for protection under Bankruptcy.

Possible unasserted claims
- --------------------------
     The Company believes that it may be subject to certain, as yet unasserted, claims and assessments surroundings several events and circumstances including, among other matters, employees for unpaid compensation; collection agencies related to unpaid vendors and/or claims from other third parties, creditors or shareholders.

     In May  1994,  the  Board of  Directors  committed  to issue  West  America
Securities Corp. ("West America"), a Los Angeles-based broker/dealer, 400,000 shares of common stock for services rendered. During the quarter, West America agreed to cancel this consulting agreement. However, the Company is in default of certain provisions of this cancellation, primarily the repayment by the Company to West America and their referrals, of certain funds, aggregating approximately $50,000, which were invested in the Company by these respective parties.

SEC reporting obligations
- -------------------------
     The Company is subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the "1934 Act") which, among other things, requires the filing of annual and quarterly reports and proxy materials with the Securities and Exchange Commission ("the SEC"). The Company has not complied with timely filing of 10-KSB and 10-QSB reports and therefore is in violation with its obligations under the 1934 Act. To the Company's knowledge, there is no current inquiry or investigation pending or threatened by the SEC in regards to these reporting violations. However, there can be no assurance that the Company will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, the Company may be subject to penalties, including among other things, suspension of trading in the Company's securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1994 Act, injunctive relief to prevent future violations and/or criminal prosecution.

ITEM 2.  CHANGES IN SECURITIES.

     On May 9, 1994 the Board of Directors approved a one-for-ten "reverse stock split" of its outstanding common stock. On January 21, 1995 the Company's shareholders ratified this reverse stock split at its annual meeting. the shares outstanding and per share data in the current period financial statements reflect this reverse stock split.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     There were no matters submitted to a vote of Security-Holders during the quarter ended September 30, 1995.


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits: A copy of the summons on the Involuntary petition for an order of relief - requesting that the Company be put into Chapter 7 Bankruptcy.

     (b)  Reports on Form 8-K:   None


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       VERITEC INC.
                                                       ------------
                                                       (Registrant)
Date:  August 15, 1999
      ----------------
                                      By:     __________________________________
                                              Jack E. Dahl
                                              Chief Financial Officer and Chief
                                              Accounting Officer

________________________________________________________________________________
                         UNITED STATES BANKRUPTCY COURT
                         CENTRAL DISTRICT OF CALIFORNIA
________________________________________|_______________________________________
In Re                                   |    Case No. SV 95 17978 AG
                                        |
VERITEC, INC.                           |
A NEVADA CORPORATION                    |_______________________________________
                                        |
                                        |    Social Security No..........
                                        |    Debtor's Employer's
                                        |      Tax I.D. No.......95-3954373
                                        |
                                        |_______________________________________
                  *Debtor(s)            |              SUMMONS
________________________________________|_______________________________________

To the above-named debtor(s):

     A petition under title 11, United States Code have been filed against you on OCTOBER 16, 1995 , in this bankruptcy court, praying for an order for relief
- ----------------- under 11 U.S.C. Chapter 7 (or 11). You are hereby summoned and required to file with this court and to serve upon ALLAN D. SARVER, ESQ. , the
- ------------------------  petitioner's  attorney,  whose  address is 6464 SUNSET
BLVD.   SUITE  10   -------------------------------   LOS   ANGELES,   CA  90028
- ---------------------------------------------------------------------------    a
motion or an answer** to the petition 20 days from the date of service thereof. If you fail to do so, the order for relief will be entered.

                                             JON D. CERRETO, CLERK OF COURT
DATE OF SERVICE  October 20, 1995            UNITED STATES BANKRUPTY COURT
                 -----------------.

                                             By   Nancy Monroy (signature)
                                                ---------------------------
                                                    Deputy Clerk

(SEAL OF THE UNITED STATES BANKRUPTCY COURT)
Date of issuance: OCTOBER 16, 1995
                 -------------------

________________________________________________________________________________

     *Debtor set forth here all names including trade names used by Debtor within last 6 years).

     **If you make a motion, Bankruptcy Rule 1011 governs the time within which your answer must be served.
________________________________________________________________________________

1045 (Rev. 3/91)         SUMMONS - INVOLUNTARY CASE

                            CERTIFICATION OF SERVICE

I,    MARY SWANSTON
of*** 6464 Sunset Blvd, Suite 950, Los Angeles, CA. 90028 certify:

     That I am and at all times hereinafter mentioned, was, more than 18 years of age;
     That on the 20th day of October , 1995, I served a copy of the within summons, together with the petition for an order for relief filed in this case, on
     VERITEC, INC.
     a Nevada Corporation

The named debtor in this case by (describe here the mode of service) by regular first class mail

                    VERITEC INC., a Nevada Corporation
the said debtor at  21345 Lassen Street, Chatsworth, CA. 91311 and also at: VERITEC INC., a Nevada Corporation
             23961 Craftsman Road, Suite L, Calabasas, CA 91302

I certify under penalty of perjury that the foregoing is true and correct.

Executed on 10/20/95                    (Mary Swanston)
            ------------                ---------------------------
               (Date)                        (Signature)


________________________________________________________________________________
     ***State post office address

     ||                                    REC'D VIA U.S. MAIL OCT. 21, 1995  |
     ||                                    10/16/95 **FILED** 14:15           |
     ||                                    SV95-17978AG                       |
    1||ALLAN D. SARVER  SBN 106282         DEBTOR: VERITEC INC                |
     ||Attorney at Law                     JUDGE: HON. A. Greenwald -460      |
    2||6464 Sunset Boulevard               TRUSTEE:                           |
     ||Suite 950                           CHAPTER: 07  (INCOMPLETE)          |
    3||Los Angeles, California 90028       341A:                              |
     ||                                    ADDR:                              |
    4||Telephone No.: (213)466-8534        ________________________________   |
     ||                                        CLERK, U.S. BANKRUPTCY COURT   |
    5||Attorney for Petitioners          CENTRAL DISTRICT OF CALIF. DEPUTY:302|
     ||                                  RECEIPT NO: LA-050220     $130.00    |
    6||                                                                       |
     ||                                                                       |
    7||                    UNITED STATES BANKRUPTCY COURT                     |
     ||                    CENTRAL DISTRICT OF CALIFORNIA                     |
    8||                                                                       |
     ||                                                                       |
    9||                                                                       |
     ||                                                                       |
   10||                                                                       |
     || In Re:                     )    Chapter 7                             |
   11||                            )    CASE NO. SV95-17978AG                 |
     || VERITEC, INC. a Nevada     )                                          |
   12|| Corporation                )    INVOLUNTARY PETITION                  |
     || Fed. Tax I.D. #            )                                          |
   13|| 95-3954373                 )                                          |
     ||                  Debtor    )                                          |
   14||____________________________)                                          |
     ||                                                                       |
   15||                                                                       |
     ||                                                                       |
   16||                                                                       |
     ||        1. Respondent/Debtor Veritec, Inc., ("Veritec" or              |
   17||                                                                       |
     || "Debtor") is a corporation, which has its principal place of          |
   18||                                                                       |
     || business at 21345 Lassen Street, Chatworth, CA, located in            |
   19||                                                                       |
     || the County of Los Angeles, State of California                        |
   20||                                                                       |
     ||        2.  Debtor has had its principal place of business             |
   21||                                                                       |
     || within this district for 180 days precedin the date of this           |
   22||                                                                       |
     || petition or for a longer part of such 180 days than in any            |
   23||                                                                       |
     || other District.                                                       |
   24||                                                                       |
     ||        3. Petitioners are: a.) Thomas R. O'Malley                     |
   25||                                                                       |
     || (O'Malley"), whose address is 1685 Knollwood Drive,                   |
   26||                                                                       |
     || Pasadena, CA 91103; b.) The Amy Howard Trust, c/o Amy                 |
   27||                                                                       |
     ||                               1                                       |
   28||                                                                       |
     ||                                                                       |

     ||                                                                       |
    1|| Howard, Trustee, whose address is 23051 Oxnard Street,                |
     ||                                                                       |
    2|| Woodland Hills, CA 91367; c.) the Kandy Limited Partnership           |
     ||                                                                       |
    3|| ("Kandy"), whose address is 7150 E. Camelback Road, Suite             |
     ||                                                                       |
    4|| 195, Scottsdle, Arizona 85251, Attn: Andrew J. Kacic.  The            |
     ||                                                                       |
    5|| foregoing are hereinafter referred to as Petitioners.                 |
     ||                                                                       |
    6||                            JURSDICTION                                |
     ||                                                                       |
    7||        4. Petitioners are eligible to file this petition              |
     ||                                                                       |
    8|| pursuant to Chapter 7 of the Bankruptcy Code of the United            |
     ||                                                                       |
    9|| States, 11 U.S.C. #303 (b).                                           |
     ||                                                                       |
   10||        5. The Debtor is a person against whom an order for            |
     ||                                                                       |
   11|| relief may be entered under title 11 of the United States             |
     ||                                                                       |
   12|| Code.                                                                 |
     ||                                                                       |
   13||                                 VENUE                                 |
     ||                                                                       |
   14||        6. Venue is proper in the Central District of                  |
     ||                                                                       |
   15|| California insofar as Debtor's principal place of business            |
     ||                                                                       |
   16|| is located in the County of Los Angeles, State of                     |
     ||                                                                       |
   17|| California.                                                           |
     ||                                                                       |
   18||                                 CLAIMS                                |
     ||                                                                       |
   19||        7. the Debtor is generally not paying its debts as             |
     ||                                                                       |
   20|| they come due.  The basis for and the nature and amount of            |
     ||                                                                       |
   21|| Petitioners' claims, include,, but are not limited to the             |
     ||                                                                       |
   22|| following:                                                            |
     ||                                                                       |
   23||             a. The Debtor is obligated to O'Malley in the sum         |
     ||                                                                       |
   24|| of $10,000.00, together with interest thereon at the rate of          |
     ||                                                                       |
   25|| ten (10) percent per annum from and after July, 1994 for              |
     ||                                                                       |
   26|| money lent to debtor, which was to have been repaid in full.          |
     ||                                                                       |
   27||                                                                       |
     ||                                 2                                     |
   28||                                                                       |
     ||                                                                       |

     ||                                                                       |
     ||                                                                       |
    1|| together with interest, as of the date of this petition.              |
     ||                                                                       |
    2|| Attached hereto and incorporated herein by reference as               |
     ||                                                                       |
    3|| Exhibit "A" is a copy of a demand for payment made by                 |
     ||                                                                       |
    4|| O'Malley upon Debtor, which demand has been ignored.                  |
     ||                                                                       |
    5||                 b. In January and February 1994, Kandy lent           |
     ||                                                                       |
    6|| Debtor $20,000.00 evidenced by a promissory notes (the                |
     ||                                                                       |
    7|| "Kandy Note") requireing payment of principal, together with          |
     ||                                                                       |
    8|| interest thereon until paid.  Said obligation came due on             |
     ||                                                                       |
    9|| July 1, 1994.  Despite demand therefor, no payment has been           |
     ||                                                                       |
   10|| made on the Kandy Note and said principal is now due,                 |
     ||                                                                       |
   11|| together with interest accruing thereon at the note rate,             |
     ||                                                                       |
   12|| through the present.                                                  |
     ||                                                                       |
   13||             c. The Amy Howard Trust is the holder of a                |
     ||                                                                       |
   14|| $10,000.00 convertible Note dated June 13, 1994.  An interest         |
     ||                                                                       |
   15|| payment was first due on July 1, 1995 and interest is                 |
     ||                                                                       |
   16|| payable until conversion or redemtion by the debtor.  Debtor          |
     ||                                                                       |
   17||  is delinquent under the terms of said note, a true and               |
     ||                                                                       |
   18|| correct copy of which is attached hereto as Exhibit "B" and           |
     ||                                                                       |
   19|| thereby made a part hereof.                                           |
     ||                                                                       |
   20||        8. Debtor has failed and continues to fail to make             |
     ||                                                                       |
   21|| payments on all three of the obligations hereinabove                  |
     ||                                                                       |
   22|| referenced.  Petitioners are further informed and believe             |
     ||                                                                       |
   23|| that Debtor is insolvent, as evidenced by a true and                  |
     ||                                                                       |
   24|| correct copy of an audited balance sheet dated as of June             |
     ||                                                                       |
   25|| 30, 1994, a true and correct copy of which is attached                |
     ||                                                                       |
   26||hereto as Exhibit "C"and thereby made a part hereof.  Said             |
     ||                                                                       |
   27||                                                                       |
     ||                                3                                      |
   28||                                                                       |
     ||                                                                       |

     ||                                                                       |
     ||                                                                       |
    1|| balance sheet was incorporated into an Annual Report filed            |
     ||                                                                       |
    2|| pursuant to Section 13 or 15 (d) of the Securities Exchange           |
     ||                                                                       |
    3|| Act of 1934.                                                          |
     ||                                                                       |
    4||                       GROUNDS FOR PETITION                            |
     ||                                                                       |
    5||        9. Petitioners hold noncotingent, unsecured claims             |
     ||                                                                       |
    6|| against Debtor in excess of $40,000.00.                               |
     ||                                                                       |
    7||        10. The claims of Petitioners against Debtor, as               |
     ||                                                                       |
    8|| recited above, are not subject to bona fide dispute, are not          |
     ||                                                                       |
    9|| contingent as to liability, and total in excess of the value          |
     ||                                                                       |
   10|| of any held by them on the Debtor's property securing such            |
     ||                                                                       |
   11|| claims, in an amount exceeding $10,000.00                             |
     ||                                                                       |
   12||                       REQUEST FOR RELIEF                              |
     ||                                                                       |
   13||        11. Petitioners request that an order for relief be            |
     ||                                                                       |
   14|| entered against Veritec, Inc., which order states that it he          |
     ||                                                                       |
   15|| be adjudged a debtor pursuant to Chapter 7 of the United              |
     ||                                                                       |
   16|| States Bankruptcy Code.                                               |
     ||                                                                       |
   17||        12. Petitioners declare under penalty of perjury that          |
     ||                                                                       |
   18|| the foregoing is true and correct according to the best of            |
     ||                                                                       |
   19|| her knowledge, information and belief.                                |
     ||                                                                       |
   20||                                                                       |
     ||                                                                       |
   21|| Dated: October 2, 1995               (Signature)                      |
     ||                                      -------------------------        |
   22||                                      ALLAN D. SARVER, ESQ.            |
     ||                                      Attorney for Petitioners         |
   23||                                                                       |
     ||                                                                       |
   24||                                                                       |
     ||                                                                       |
   25||                                                                       |
     ||                                                                       |
   26||                                                                       |
     ||                                                                       |
   27||                                                                       |
     ||                                  4                                    |
   28||                                                                       |
     ||                                                                       |

     ||                                                                       |
     ||                                                                       |
    1||                            VERIFICATION                               |
     ||                                                                       |
    2||        I, Andrew J. Kacic, general partner of the Kandy               |
     ||                                                                       |
    3|| Limited Partnership, one of the Petitioners named in the              |
     ||                                                                       |
    4|| foregoing Petition, declare under penalty of perjury that             |
     ||                                                                       |
    5|| the foregoing is true and correct according to the best of            |
     ||                                                                       |
    6|| my knowledge, information and belief.                                 |
     ||                                                                       |
    7|| Executed on ___________, 1995             ____________________        |
     ||                                            ANDREW J. KACIC            |
    8||                                                                       |
     ||                                                                       |
    9||                            VERIFICATION                               |
     ||                                                                       |
   10||        I, Thomas O'Malley, one of the Petitioners named in the        |
     ||                                                                       |
   11|| foregoing Petition, declare under penalty of perjury that             |
     ||                                                                       |
   12|| the foregoing is true and correct according to the best of            |
     ||                                                                       |
   13|| my knowledge, information and belief.                                 |
     ||                                                                       |
   14|| Executed on ___________, 1995             ____________________        |
     ||                                           THOMAS O'MALLEY             |
   15||                                                                       |
     ||                                                                       |
   16||                            VERIFICATION                               |
     ||                                                                       |
   17||        I, AMY HOWARD, TRUSTEE OF THE AMY HOWARD TRUST, one of         |
     ||                                                                       |
   18|| the Petitioners named in the foregoing Petition, declare              |
     ||                                                                       |
   19||  under penalty of perjury that the foregoing is true and              |
     ||                                                                       |
   20||  correct according to the best of my knowledge, information           |
     ||                                                                       |
   21||  and belief.                                                          |
     ||                                                                       |
   22||                                                                       |
     ||                                                                       |
   23|| Executed on ___________, 1995              (Signature)                |
     ||                                           --------------------        |
   24||                                            AMY HOWARD                 |
     ||                                                                       |
   25||                                                                       |
     ||                                                                       |
   26||                                                                       |
     ||                                                                       |
   27||                                                                       |
     ||                                 5                                     |
   28||                                                                       |
     ||                                                                       |

     ||                                                                       |
     ||                                                                       |
    1||                            VERIFICATION                               |
     ||                                                                       |
    2||        I, Andrew J. Kacic, general partner of the Kandy               |
     ||                                                                       |
    3|| Limited Partnership, one of the Petitioners named in the              |
     ||                                                                       |
    4|| foregoing Petition, declare under penalty of perjury that             |
     ||                                                                       |
    5|| the foregoing is true and correct according to the best of            |
     ||                                                                       |
    6|| my knowledge, information and belief.                                 |
     ||                                                                       |
    7|| Executed on ___________, 1995             ____________________        |
     ||                                            ANDREW J. KACIC            |
    8||                                                                       |
     ||                                                                       |
    9||                            VERIFICATION                               |
     ||                                                                       |
   10||        I, Thomas O'Malley, one of the Petitioners named in the        |
     ||                                                                       |
   11|| foregoing Petition, declare under penalty of perjury that             |
     ||                                                                       |
   12|| the foregoing is true and correct according to the best of            |
     ||                                                                       |
   13|| my knowledge, information and belief.                                 |
     ||                                                                       |
   14|| Executed on ___10/4______, 1995              (Signature)              |
     ||                                           ------------------          |
   15||                                            THOMAS O'MALLEY            |
     ||                                                                       |
   16||                            VERIFICATION                               |
     ||                                                                       |
   17||        I, AMY HOWARD, TRUSTEE OF THE AMY HOWARD TRUST, one of         |
     ||                                                                       |
   18|| the Petitioners named in the foregoing Petition, declare              |
     ||                                                                       |
   19||  under penalty of perjury that the foregoing is true and              |
     ||                                                                       |
   20||  correct according to the best of my knowledge, information           |
     ||                                                                       |
   21||  and belief.                                                          |
     ||                                                                       |
   22||                                                                       |
     ||                                                                       |
   23|| Executed on ___10/9________, 1995                                     |
     ||                                           --------------------        |
   24||                                            AMY HOWARD                 |
     ||                                                                       |
   25||                                                                       |
     ||                                                                       |
   26||                                                                       |
     ||                                                                       |
   27||                                                                       |
     ||                                 5                                     |
   28||                                                                       |
     ||                                                                       |

     ||                                                                       |
     ||                                                                       |
    1||                            VERIFICATION                               |
     ||                                                                       |
    2||        I, Andrew J. Kacic, general partner of the Kandy               |
     ||                                                                       |
    3|| Limited Partnership, one of the Petitioners named in the              |
     ||                                                                       |
    4|| foregoing Petition, declare under penalty of perjury that             |
     ||                                                                       |
    5|| the foregoing is true and correct according to the best of            |
     ||                                                                       |
    6|| my knowledge, information and belief.                                 |
     ||                                                                       |
    7|| Executed on __10/9________, 1995                (Signature)           |
     ||                                              -------------------      |
    8||                                                 ANDREW J. KACIC       |
     ||                                                                       |
    9||                            VERIFICATION                               |
     ||                                                                       |
   10||        I, Thomas O'Malley, one of the Petitioners named in the        |
     ||                                                                       |
   11|| foregoing Petition, declare under penalty of perjury that             |
     ||                                                                       |
   12|| the foregoing is true and correct according to the best of            |
     ||                                                                       |
   13|| my knowledge, information and belief.                                 |
     ||                                                                       |
   14|| Executed on ___________, 1995             ____________________        |
     ||                                           THOMAS O'MALLEY             |
   15||                                                                       |
     ||                                                                       |
   16||                            VERIFICATION                               |
     ||                                                                       |
   17||        I, AMY HOWARD, TRUSTEE OF THE AMY HOWARD TRUST, one of         |
     ||                                                                       |
   18|| the Petitioners named in the foregoing Petition, declare              |
     ||                                                                       |
   19||  under penalty of perjury that the foregoing is true and              |
     ||                                                                       |
   20||  correct according to the best of my knowledge, information           |
     ||                                                                       |
   21||  and belief.                                                          |
     ||                                                                       |
   22||                                                                       |
     ||                                                                       |
   23|| Executed on ___________, 1995                                         |
     ||                                           --------------------        |
   24||                                            AMY HOWARD                 |
     ||                                                                       |
   25||                                                                       |
     ||                                                                       |
   26||                                                                       |
     ||                                                                       |
   27||                                                                       |
     ||                                 5                                     |
   28||                                                                       |
     ||                                                                       |