Form 10QSB
period 1995-12-31
VERITEC INC
filed 1999-09-30
CIK 773318

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

                For the quarterly period ended December 31, 1995
                                              -------------------
 ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    ---------
Commission file number 0-15113
                      --------
                                  VERITEC INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
           ----------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                        --------------------------------
                      (IRS Employer Identification Number)

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
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of January 31, 1996 the Company had 2,085,600 shares of common stock, 1,000 shares of Series Z preferred stock, 56,318 shares of Series B preferred stock, 300,000 shares of Series D preferred stock and 17,103 shares of Series E preferred stock issued and outstanding. The preferred stock series in the aggregate have the equivalent of 2,281,510 common votes.

                       This document consists of 13 pages.
                        The Exhibit index is on page 13.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                                                 December 31,
                                                                      1995
                                                                      ----
ASSETS

Current Assets:
   Cash                                                                 1,102
   Inventories                                                         23,147
                                                                      -------
          Total current assets                                         24,249

Intangible asset                                                       22,500
Furniture and equipment, net                                           39,572
Note and interest receivable from officer                             276,785
Deposits                                                                1,270
                                                                        -----
                                                                      364,376
                                                                      =======
LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY):

Current Liabilities:
   Convertible subordinated notes payable                             412,500
   Notes payable                                                      199,699
   Notes payable (secured)                                            265,400
   Accounts payable and accrued expenses                              548,661
   Accrued Interest                                                   371,461
   Deferred compensation                                              709,396
   Deferred revenue                                                   120,000
                                                                      -------
          Total current liabilities                                 2,627,117


Secured convertible notes payable                                     686,183
Junior subordinated convertible notes                               1,726,442
                                                                    ---------
          Total liabilities                                         5,039,742
                                                                    ---------

Shareholdrs' equity (deficiency)
 Preferred stock                                                      386,881
 Common stock;  $.01 par value, authorized 20,000,000 shares
    2,085,600 shares issued and outstanding                           183,164

   Additional paid in capital                                       4,104,721
   Accumulated deficit                                             -9,350,132
                                                                   ----------
       Net shareholders' equity (deficiency)                       -4,675,366
                                                                   ----------
                                                                      364,376
                                                                      =======

                 See Accompanying Notes to Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                 For the three months ended            For the six months ended
                                                               December 31,                        December 31,
                                                          1995          1994                    1995          1994
                                                          ----          ----                    ----          ----
Revenues                                                84,505         5,250                 124,242         8,000
Cost of Sales                                           56,638           -                    88,428            -
                                                        ------         -----                  ------         -----

           Gross profit                                 27,867         5,250                  35,814         8,000
                                                        ------         -----                  ------         -----
Expenses:
     General and administrative                         16,711       115,147                  44,883       236,955
     Sales and Marketing                                30,413        65,318                  75,405       127,764
     Engineering, research and
         development                                    39,173       119,228                  75,203       273,776
                                                        ------       -------                  ------       -------
                                                        86,297       299,693                 195,491       638,495
                                                        ------       -------                 -------       -------
           Gain (Loss) from operations                 -58,430      -294,443                -159,677      -630,495

Interest expense, net                                   53,894        49,794                 108,699        96,863
                                                        ------        ------                 -------        ------
           Net loss                                   -112,324      -344,237                -268,376      -727,358
                                                      ========      ========                ========      ========

Net loss per common share                                -0.05         -0.17                   -0.13         -0.37
                                                         =====         =====                   =====         =====
Weighted average common shares                       2,085,600     1,971,155               2,085,600     1,971,155
     outstanding                                     =========     =========               =========     =========













               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)
                                           For the six months ended December 31,
                                                          1995           1994
                                                          ----           ----
Cash flow from operating activities:
Net loss                                              -268,376       -727,358
                                                      --------       --------
Adjustments to reconcile net loss to net cash
     used by operating activities:
Depreciation and amortization                           22,050         25,193
Common stock issued for payment of services                  -            450
Preferred stock issued in payment of services                -        300,000
Notes and interest receivable from Officer              -6,436       -263,912
(Increase) decrease in assets:
   Inventory                                             2,310            -
   Prepaid expenses                                      2,850         12,456
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses              30,819        -16,481
     Deferred compensation                              83,386        162,689
     Deferred revenue                                      -            9,393
     Accrued interest                                  115,135         81,456
                                                       -------         ------
           Total adjustments                           250,114        311,244
                                                       -------        -------

           Net cash used by operating activities       -18,262       -416,114
                                                       -------       --------

Cash flow from investing activities:
     Purchase of equipment                                  -          -5,022
                                                         -------       ------

         Net cash used for investing activities             -          -5,022
                                                         -------       ------
Cash flow from financing activities:
     Issuance of convertible notes payable                  -         -90,000
     Issuance of notes payable                           7,500         30,000
     Issuance of preferred stock                         1,045         73,421
     Issuance of secured convertible notes payable      10,455        293,182
     Issuance of subordinated convertible notes              -        104,760
                                                        ------        -------

           Net cash provided by financing activities    19,000        411,363
                                                        ------        -------

           Increase (decrease) in cash position            738         -9,773
Cash at beginning of period                                364         11,299
                                                           ---         ------

Cash at end of period                                    1,102          1,526
                                                         =====          =====

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                          -             -
          Income taxes                                      -             -
                     See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 1995
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations
- ---------------------------

     Veritec Inc. (the "Company") was incorporated in Nevada on September 8, 1982. The Company is primarily engaged in development, marketing and sale of a line of microprocessor-based encoding and decoding system products that utilize its patented Vericode Symbol technology. The Company's VeriSystem(tm) enables a manufacturer or distributor to use unique identifiers or coded symbols con-taining binary encoded data with a product. The VeriSystem(tm) enables automatic identification and collection of a greater amount of data than conventional bar codes.

Basis of Presentation
- ---------------------

     The unaudited financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Per Share Computation
- ---------------------

     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

Reverse Split
- -------------
     On May 9, 1994, the Board of Directors approved a one-for-ten "reverse stock split" of its outstanding common stock. On January 23, 1995, the Company's shareholders ratified this reverse stock split at its annual meeting. The shares outstanding and per share data in the current period financial statements reflect this reverse stock split.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1995 is comprised of the following:

           Equipment                                               $    271,559
           Furniture and fixtures                                        60,773
                                                              -----------------
                                                                        332,332
           Less accumulated depreciation and amortization               292,760
                                                              -----------------

                                                                   $     39,572
                                                              =================
NOTE 3 - COMMITMENTS AND CONTINGENCIES

Contingencies
- -------------

     BANKRUPTCY - On October 16, 1995, the Company received notice that three creditors had petitioned the court to place the Company in Chapter 7 bankruptcy. The Company is attempting to satisfy the demands of these creditors and have them withdraw their petition.. The Company will file a motion with the Court to convert the Chapter 7 to a Chapter 11 if the Bankruptcy Court grants the petition of these creditors.

     See Management Discussion and Analysis section on this Form 10-QSB, which is incorporated herein by reference.

     The Company has numerous commitments and contingent liabilities which are discussed in the 1994 Form 10-KSB, the June 30, 1997 KSB and elsewhere in the Management Discussion and Analysis section of this Form 10-QSB, which are incorporated herein by reference.

Pending Litigation
- ------------------

     With the current Bankruptcy situation, all creditors, stockholders, etc., are put on hold until such time as the Company is either put into Chapter 7, liquidated under Chapter 7 or converted to Chapter 11. If the Company is put into chapter 7 and unable to have the Chapter 7 converted to Chapter 11, then a liquidation of assets will occur, however, if the Company is put into Chapter 7 and allowed to convert to a Chapter 11 then a Reorganization Plan must be proposed to take care of the creditors and stockholders. The Company is currently a party to several material pending legal proceedings. These legal issues will also be included in the proposed plan of reorganization.

Default with West America Securities Corp.
- ------------------------------------------

     In May  1994,  the  Board of  Directors  committed  to issue  West  America
Securities Corp. ("West America"), a Los Angeles-based broker/dealer, 400,000 shares of common stock for services rendered. During the quarter ending September 30, 1994, West America agreed to cancel this consulting agreement. However, the Company is in default of certain provisions of this cancellation, primarily the repayment by the Company to West America and their referrals, of certain funds, aggregating approximately $50,000, which were invested in the Company by these respective parties. Three of the parties involved with the "West America" group were the parties that petitioned the court to place the Company in Chapter 7 Bankruptcy.

NOTE 4 - GOING CONCERN AND MANAGEMENT'S PLANS

     Management is of the opinion that if the Company is put into Chapter 7 that it will be able to have the Chapter 7 converted to a Chapter 11 Bankruptcy. In order to do so it will be necessary to have an agreement with the current creditors and stockholders of the company. Also, a major funder must be located to assist in funding a Plan of Reorganization. At January 31, 1996, no funder has agreed to participate with the Company in a restructuring or reorganizing plan.

     The accompanying quarterly unaudited financial statements have been prepared contemplating continuation of the Company as a going concern. Although the Company has received very little additional funding during the six months ended December 31, 1995 and subsequent to the quarter-end, as discussed in the following paragraph, the Company has sustained continuing operating losses since inception and is expected to also lose money this fiscal year and to use substantial amounts of working capital in its operations. At December 31, 1995, current liabilities continued to exceed current assets by $2,602,868 and certain notes and trade accounts payable continued to be in default. This situation continued to exist as of February 13, 1996. Also, as of December 31, 1995, the Company had only approximately $1,100 in cash, no additional funds were available under any existing bank lines and no form of investor commitments to lend or invest. In addition, no unsecured assets exist which could serve as collateral for borrowing and the Company is in default on notes payable.

NOTE 5 - SUBSEQUENT EVENTS

Agreement with holders of Notes Payable with Warrants
- -----------------------------------------------------

     As discussed in the 1994 Form 10-KSB, the Company has outstanding an aggregate of $265,400 of notes payable with three common stock purchase warrants attached for each $10.00 loaned. These "Notes Payable with Warrants" bear interest at 7% per annum payable annually and mature on various dates from June 1995 to June 1997. The noteholders filed a collateral security interest with the U.S. Patent Office. At the end of the prior quarter, these notes were in default due to non-payment of accrued interest which was originally due June 30, 1994. In December 1994, the noteholders brought action against the Company in the Superior Court of California for the County of Riverside (case no. 257856) (the "Action") to foreclose on its alleged security and to sell the patents at public sale for payment of the amounts due under the Notes Payable with Warrants.

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

     On or about October 10, 1995, the Gant Group filed a Complaint for default under the Security Agreement for a judicial foreclosure of the Patents. The complaint was captioned, Richard A. Gant Agent, v. Veritec, Inc., et al., Case No. 272019 in the Superior Court of the State of California, County of Riverside. However, on October 1, 1995, as an alternative, the Company had been given an election to pay the accrued interest and one-half of the principal obligation of the notes and could then extend the balance of payment to April 21, 1996.

     At October 31, 1995, there was no action by the Company on this proposed agreement with the Gant Group and Management expects the matter to be resolved either in the Supreme Court of Bankruptcy proceedings

     If the court resolution is to allow the Gant Group to obtain the Company's patents, then it will put the Company in jeopardy as the patents are the basis of the Company's technology and are an essential ingredient of future operating success.


NOTE 6 - PROFORMA PRESENTATION OF SHAREHOLDERS' VOTING EQUITY

     Since the Company is currently in a possible Chapter 7 proceeding and expects to have it converted to a Chapter 11 Bankruptcy, the position of stockholders in a Plan of Reorganization has not yet been determined. Until the

Bankruptcy Court Judge rules on the Chapter 7 petition, the authorized shares of both the common stockholders and preferred stockholders are as follows:

     The Company has issued and outstanding several Series of preferred stock with certain voting rights that result in material dilutive voting rights of the Company's common shareholders (see further discussion of the Series of preferred stock and their respective rights in the 1994 Form 10-KSB.) The following table reflects the effect of the issuance of these Series of preferred shares on the voting control of the Company's common shareholders, as a class, as of February 15, 1995:

                                         Before issuance of                          After issuance of
                                        the Preferred shares                        the Preferred shares
                               ---------------------------------------     ---------------------------------------
                                 shares          votes           %           shares          votes           %
                                 ------          -----           -           ------          -----           -
Common shareholders, as a
   class, one vote per share                     2,085,600        100%       2,085,600      2,085,600        47.2%

Series B preferred
   share-holders, as a
   class, 20 votes per share             -               -           -          56,318      1,126,360        26.6%

Series D preferred
   share-holders, as a
   class, one vote per share             -               -           -         300,000        300,000         6.7%

Series E preferred
   share-holders, as a
   class, 50 votes per share             -               -           -          17,103        855,150        19.5%

                                              =============   =========                   ============    =========
                                                 2,085,600        100%                      4,442,110         100%
                                              =============   =========                   ============    =========

PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - December 31, 1995 compared to June 30, 1995.
- -------------------------------

     During the six months ended December 31, 1995, the Company received cash from revenues totaling $124,242. These revenues were derived primarily from engineering services. The Company's primary source of cash during the quarter and six month periods continued to be from revenues. Only $18,000 was received from the Bridge Group financing sources during the six months ended December 31, 1995. Unless the Company achieves significant cash flow from sales and revenues, the Bridge Financing Facility may still be unlikely to provide sufficient funding for the Company to survive. Since the filing of the petition to put the Company into Chapter 7 Bankruptcy, there has been only $8,000 invested by the Bridge Group. In addition, outside of the Bridge Financing Facility, it is unlikely that the Company will be able to obtain new longer term capital. In such case, the Company may have no option but to seek protection of the bankruptcy courts.

     Increases in debt obligations of the company, primarily in Accrued Interest and Deferred Compensation, are shown in the following schedule, during the six month period ending December 31, 1995:

                     Debt category                       Dec. 31, 1995        June 30, 1995        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  Convertible subordinated notes payable                $       412,500              412,500                     $
                                                                                                                 -
  Notes payable                                                 199,699              192,199                 7,500
  Notes payable with warrants                                   265,400              265,400                     -
  Accounts payable and accrued expenses                         548,661              517,842                30,819
  Accrued interest                                              371,461              256,326               115,135
  Deferred compensation                                         709,396              626,010                83,386
  Deferred revenue                                              120,000              120,000                     -
  Secured convertible notes payable                             686,183              675,728                10,445
  Junior subordinated convertible notes                       1,726,442            1,726,442                     -
                                                        ================     ================     =================
                                                          $   5,039,742         $  4,792,447         $     247,295
                                                        ================     ================     =================

     During the quarter ending December 31, 1995, the Company's liquidity continued to deteriorate due in part to continuing losses from operations. The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of December 31, 1994 and June 30, 1994.

                                       Dec. 31, 1995             June 30, 1995
                                       -------------             -------------

Working capital (deficit)            $   (2,602,868)           $    (2,364,456)


     As reflected by its working capital deficiency, the Company is totally unable to meet its short-term obligations on a current basis without the continuing financing provided under the Bridge Financing Facility. The Company is, and has been since April 1994, totally relying on new Bridge Financing loans to finance its operations and has been unable to, and would not expect to in the near future, address any of its delinquent obligations. The total Bridge Financing Facility originally structured was up to $1,000,000 and has now been increased to up to $1,500,000. Although over $686,000 has been received under the Bridge Financing Facility (through December 31, 1995), only nominal funds have been received since September 1, 1994. As a result, the Company has been unable to regularly meet its payroll obligations during that time and deferred compensation to certain key officers has increased substantially since June 30, 1995. With the recent filing of the petition to put the company into Bankruptcy, even the Bridge Group is hesitant to provide additional funding into the Company.

     The  Company  is in dire  financial  condition.  Even if the  total  amount approved under the Bridge Financing Facility was received, which is very uncertain, this funding is not sufficient, nor is it intended, to provide funds for the Company to address its delinquent obligations. The Company intends to negotiate its delinquent obligations for consideration other than cash payments. This may cause litigation, judgments and even an involuntary bankruptcy proceeding. If the Company has no funds to provide a basis for a Chapter 11 reorganization, it may be forced to liquidate.


Financial and Operational Outlook
- ---------------------------------

     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year which the Company believes have increased that potential. Discussions are ongoing with Mitsubishi Corporation in Japan regarding a license agreement or other type of relationship with them. Also, discussions are currently taking place with an Air force base for use of the Company's engineering services and products for inventory control at their base.

     At December 31, 1995 and continuing through the date of the filing of this report, the Company continued to have an extremely serious insolvency problem. Although management believes it is making progress in maintaining itself in the face of its severe financial problems, there is no assurance that the Company will be successful in holding off aggressive collection action or litigation. Further, the Company may incur additional unexpected costs to defend itself against any such claims or allegations that may be filed against it.


     Results of Operations - The six months ended  December 31, 1995 compared to
     ---------------------
and six months ended December 31, 1994.

     The Company had revenues of $124,242 during the six months ended December 31, 1995. The revenues for this period was primarily from engineering services. This compares to revenues of $8,000 the six months ended December 31, 1994, which was derived from engineering services and from the sale of products. The increase in revenues for the 1995 period was due to an increase in engineering services provided by former employees working on a contract with an Aerospace company on an experimental use of the Vericode Symbol on aircraft fueling in flight. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

     Operating expenses of the Company were reduced considerably during the six months ended December 31, 1995 compared to the six months ended December 31, 1994 due to an decrease in the number of employees in each category of expense.

                                                              For the six months ended
                    Expense category                     Dec. 31, 1995        Dec. 31, 1994        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  General and administrative                             $       44,883       $      236,955        $    (192,072)
  Marketing and advertising                                      75,405              127,764              (52,359)
  Engineering, research and development                          75,203              273,776             (198,573)
                                                        ================     ================     =================
                                                        $       195,491       $      638,495      $      (443,004)
                                                        ================     ================     =================

     Due to the Company's financial inability to pay employees, the former employees in the engineering department left the Company and formed their own engineering services company. This group has continued to perform services for Veritec on a contract basis. There is one employee in Administration and one Sales person presently working in the Company at December 1, 1995.

Capital Expenditures and Commitments
- ------------------------------------

     During the six months ended December 31, 19950, the Company had no purchases of capital equipment.. The Company believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.

Factors that may effect future results
- --------------------------------------

     A number of uncertainties exist that may effect the Company's future operating results. These uncertainties include the petition by certain creditors to put the company into Bankruptcy and uncertain general economic conditions, market acceptance of the Company's products, the Company's ability to manage expense growth, resolve its financial problems and acquire long-term funding.


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Creditors filing for Chapter 7 Bankruptcy
- -----------------------------------------

     BANKRUPTCY - On October 16, 1995, the Company received notice that three creditors had petitioned the court to place the Company in Chapter 7 bankruptcy. The Company is attempting to satisfy the demands of these creditors and have them withdraw their petition.. The Company will file a motion with the Court to convert the Chapter 7 to a Chapter 11 if the Bankruptcy Court grants the petition.

     There is no assurance that the Company will have the financial means to substantiate a conversion from Chapter 7 to Chapter 11 proceedings.


Lawsuit by holders of Notes Payable with Warrants and subsequent agreement
- --------------------------------------------------------------------------
     As discussed in the 1994 Form 10-KSB, the Company has outstanding an aggregate of $265,400 of notes payable with three common stock purchase warrants attached for each $10.00 loaned. These "Notes Payable with Warrants" bear interest at 7% per annum payable annually and mature on various dates from June 1995 to June 1997. The noteholders filed a collateral security interest with the U.S. Patent Office. At the end of the prior quarter, these notes were in default due to non-payment of accrued interest which was originally due June 30, 1994. In December 1994, the noteholders brought action against the Company in the Superior Court of California for the County of Riverside (case no. 257856) (the "Action") to foreclose on its alleged security and to sell the patents at public sale for payment of the amounts due under the Notes Payable with Warrants.

     On January 20, 1995, the Company entered into an agreement with the noteholders wherein the noteholders caused the Action to be dismissed without prejudice. As consideration for this dismissal, the Company admitted the amount and validity of the debt and the Security Agreement, and that it has no affirmative defenses, offsets or counterclaims to the noteholders claims. If the Note obligation, as defined in the Agreement, was not paid in full on or before October 1, 1995, the noteholders could cause Action to be filed against the Company.

     On or about October 10, 1995, the Gant Group filed a Complaint for default under the Security Agreement for a judicial foreclosure of the Patents. The complaint was captioned, Richard A. Gant Agent, v. Veritec, Inc., et al., Case No. 272019 in the Superior Court of the State of California, County of Riverside. However, on October 1, 1995, as an alternative, the Company had been given an election to pay the accrued interest and one-half of the principal obligation of the notes and could then extend the balance of payment to April 21, 1996.

     At January 1, 1996, there was no action by the Company on this proposed agreement with the Gant Group and Management expects the matter to be resolved either in the Supreme Court or Bankruptcy proceedings Management expects the Bankruptcy Court will take jurisdiction of the case in the event the Company is in either Chapter 7 or Chapter 11.

     If the court resolution is to allow the Gant Group to obtain the Company's patents, then it will put the Company in jeopardy as the patents are the basis of the Company's technology and are an essential ingredient of future operating success.

Possible unasserted claims
- --------------------------

     The Company believes that it may be subject to certain, as yet unasserted, claims and assessments surroundings several events and circumstances including, among other matters, employees for unpaid compensation; collection agencies related to unpaid vendors and/or claims from other third parties, creditors or shareholders.

     In May  1994,  the  Board of  Directors  committed  to issue  West  America
Securities Corp. ("West America"), a Los Angeles-based broker/dealer, 400,000 shares of common stock for services rendered. During the December 31, 1994 quarter, West America agreed to cancel this consulting agreement. However, the Company is in default of certain provisions of this cancellation, primarily the repayment by the Company to West America and their referrals, of certain funds, aggregating approximately $50,000, which were invested in the Company by these respective parties. Three of the Creditors in the West America Group were the ones petitioning to put the Company into Chapter 7 Bankruptcy.

ITEM 2.  CHANGES IN SECURITIES.

     On May 9, 1994, the Board of Directors approved a one-for-ten "reverse stock split" of its outstanding common stock. On January 23, 1995, the Company's shareholders ratified this reverse stock split at its annual meeting. The shares outstanding and per share data in the current period financial statements reflect this reverse stock split.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.      None

ITEM 5.  OTHER INFORMATION.            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:   None

(b)   Reports on Form 8-K:   None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  VERITEC INC.
                                              --------------------
                                                  (Registrant)

Date:             August 15, 1999
     --------------------------------



                                               By:________________________
                                                   Jack E. Dahl
                                                   Chief Financial Officer
                                                   and Chief Accounting Officer