Form 10QSB
period 1996-03-31
VERITEC INC
filed 1999-09-30
CIK 773318

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

- --------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
 ----    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                ---------------
 ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from ____________to_____________

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

               16461 SHERMAN WAY, SUITE #125, VAN NUYS, CA 91406
           ----------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (818) 782 4500
                    ------------------------------------------
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
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 15, 1996, the Company had 2,085,600 shares of common stock, 1,000 shares of Series Z preferred stock, 59,363 shares of Series B preferred stock, 300,000 shares of Series D preferred stock and 17,385 shares of Series E preferred stock issued and outstanding. The preferred stock series in the aggregate have the equivalent of 2,407,510 common votes.

         This document consists of 15 pages, including 3 exhibit pages.
                        The Exhibit index is on page 12.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                                   March 31,
                                                                    1996
                                                                    ----

ASSETS

Current Assets:
   Cash                                                                -237
   Inventories                                                       25,643
                                                                     ------
       Total current assets                                          25,406

Intangible asset                                                     18,750
Furniture and Equipment, net  (Note 2)                               32,853
Note and interest receivable from officer                           280,004
Deposits                                                              1,270
                                                                      -----
                                                                    358,283
                                                                    =======
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIENCY):

Current Liabilities:
   Convertible subordinated notes payable                           402,500
   Notes payable                                                    192,199
   Notes payable (Secured)  (Note 5)                                265,400
   Accounts payable and accrued expenses                            588,018
   Accrued Interest                                                 426,071
   Deferred compensation                                            773,662
   Deferred revenue                                                    -
   Accounts payable - post bankruptcy                                31,000
                                                                     ------
          Total current liabilities                               2,678,850


Secured convertible notes payable                                   725,728
Junior subordinated convertible notes                             1,726,442
                                                                  ---------
       Total liabilities                                          5,131,020
                                                                  ---------

Shareholdrs' equity (deficiency)
   Preferred stock                                                  390,836
   Common stock;  $01 par value, authorized 20,000,000 shares
           2,085,600 shares issued and outstanding                  183,164
   Additional paid in capital                                     4,104,721
   Accumulated deficit                                           -9,451,458
                                                                 ----------
       Net shareholders' equity (deficiency)                     -4,772,737
                                                                 ----------
                                                                    358,283
                                                                    =======
               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                         For the three months ended    For the nine months ended
                                March 31                          March 31
                                   1996       1995            1996          1995
                                   ----       ----            ----          ----
Revenues                        188,060     16,570         312,302        24,570
Cost of Sales                    50,034     11,850         138,462        11,850
                                 ------     ------         -------        ------

        Gross profit            138,026      4,720         173,840        12,720
                                -------      -----         -------        ------
Expenses:
  General and administrative    103,203     68,044         148,086       304,999
  Sales and Marketing            50,690     69,387         126,095       197,151
  Engineering, research and
       development               34,069     47,023         109,272       320,799
                                 ------     ------         -------       -------
                                187,962    184,454         383,453       822,949
                                -------    -------         -------       -------
         Gain (Loss) from
               operations       -49,936   -179,734        -209,613      -810,229

Interest expense, net            51,390     52,347         160,089       149,210

        Net loss               -101,326   -232,081        -369,702      -959,439
                               ========   ========        ========      ========

Net loss per common share         -0.05      -0.12           -0.18         -0.49
                                  =====      =====           =====         =====

Weighted average common       2,085,600     1,971,155    2,085,600     1,971,155
     shares outstanding       =========     =========    =========     =========

















               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)
                                              For the nine months ended March 31
                                                         1996               1995
                                                         ----               ----
Cash flow from operating activities:
Net loss                                              -369,702          -959,439

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                           33,519            38,452
Common stock issued for payment of services                  -               450
Preferred stock issued in payment of services                -           300,000
Notes and interest receivable from Officer              -9,655          -267,130
(Increase) decrease in assets:
   Inventory                                              -186           -18,780
   Prepaid expenses                                      2,850             8,336
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses               101,176            14,783
   Deferred compensation                               147,652           252,795
   Deferred revenue                                   -120,000             3,000
   Accrued interest                                    169,745           134,934
                                                       -------           -------
       Total adjustments                               325,101           466,840
                                                       -------           -------

       Net cash used by operating activities           -44,601          -492,599
                                                       -------          --------
Cash flow from investing activities:
     Purchase of equipment                                   -            -5,022
     Write off of obsolete equipment                         -            11,287
                                                         ------           ------
           Net cash used for investing activities            -             6,265
                                                         ------            -----
Cash flow from financing activities:
  Issuance of convertible notes payable                 -10,000         -100,000
  Issuance of notes payable                                               42,100
  Issuance of preferred stock                             5,000           76,748
  Issuance of secured convertible notes payable          50,000          323,637
  Issuance of subordinated convertible notes                  -          132,947
                                                         ------          -------

       Net cash provided by financing activities         45,000          475,432
                                                         ------          -------

       Increase (decrease) in cash position                 399          -10,902
Cash at beginning of period                                 364           11,299
                                                            ---           ------

Cash at end of period                                       763              397
                                                            ===              ===
Supplemental disclosure of cash flow information:
      Cash paid during period for:
           Interest                                         -                -
           Income taxes                                     -                -
               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (unaudited)

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

Basis of Presentation
- ---------------------
     The unaudited financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal years ended June 30, 1994 and June 30, 1997. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2 - PROPERTY AND EQUIPMENT

        Property and equipment at March 31, 1996 is comprised of the following:

         Equipment                                                  $    271,559
         Furniture and fixtures                                           60,773
                                                               -----------------
                                                                         332,332
         Less accumulated depreciation and amortization                  299,479
                                                               -----------------
                                                                    $     32,853
                                                               =================
                                       5

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Contingencies
- -------------
     The Company has numerous commitments and contingent liabilities which are discussed in the Management Discussion and Analysis section of this Form 10-QSB, which are incorporated herein by reference.

     On February 11, 1996 the Company received notice that the petition filed by the creditors for Relief Under Chapter 7 of Title 11 of the United States Code was GRANTED. Therefore, the Company is in Chapter 7 Bankruptcy as of that date. It is the intent of the Company to file a motion for conversion of the Chapter 7 to Chapter 11 Bankruptcy proceedings

Pending Litigation
- ------------------
     All pending litigation is put on a hold position until the Bankruptcy matter, either a chapter 7 or a chapter 11 proceeding is determined.

     The Company is currently a party to several material pending legal proceedings. The results of any litigation proceedings cannot be predicted with certainty. However, in the opinion of management, the Company does not believe that it has any potential liability in connection with these proceedings which, in the aggregate, would have an adverse material effect on the current, already extended financial condition of the Company. The litigation proceedings are discussed in Part II, Item 1 of this Form 10-QSB and also in the 1994 and 1997 Form 10-KSBs, all of which are incorporated herein by reference.

Default with West America Securities Corp.
- ------------------------------------------
     In May  1994,  the  Board of  Directors  committed  to issue  West  America
Securities Corp. ("West America"), a Los Angeles-based broker/dealer, 400,000 shares of common stock for services rendered. During the quarter ending September 30, 1994, West America agreed to cancel this consulting agreement. However, the Company is in default of certain provisions of this cancellation, primarily the repayment by the Company to West America and their referrals, of certain funds, aggregating approximately $50,000, which were invested in the Company by these respective parties. No payments or arrangements for payment have been made by the Company with the West America Group.

     Three of the creditors of West America were the ones who filed to put the Company into involuntary bankruptcy.

Stipulation of judgment and subsequent default
- ----------------------------------------------
     The Company was a defendant in lawsuit filed by a Series A noteholder. A judgment was entered against the Company in the quarter ending September 30, 1994, requiring it to pay the Series A Note in installments totaling the principal amount of $160,000, plus accrued interest and costs of $40,000. However as of May 15, 1995, the Company is in default on payments under this settlement agreement (see Part II, Item 1 of this Form 10-QSB).

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


NOTE 4 - GOING CONCERN AND MANAGEMENT'S PLANS

     As stated in Note 3 above, the Company was placed into Chapter 7 Bankruptcy. Unless the company is able to have this converted to Chapter 11, the assets of the Company will be liquidated and there will be no continuation of operations. In the event the Chapter 7 is converted to Chapter 11 Bankruptcy proceedings, there is no assurance that the Company will even then be able to continue as a going concern. In Chapter 11, the Company must have a Plan of Reorganization approved and confirmed by the Court. The proposed Plan must be approved by Creditors and Stockholders prior to confirmation by the Court. There is considerable expense and time involved in communicating with all of the creditors and stockholders in preparation to proposing a final plan to the Court.

     The Company has filed with the court for conversion of the Chapter 7 to Chapter 11.

     For the fiscal year ending June 30, 1994, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying quarterly unaudited financial statements have also been prepared contemplating continuation of the Company as a going concern. Although the Company has received additional funding during the nine months ended March 31, 1996, as discussed in the following paragraph, the Company has sustained continuing operating losses since inception and is expected to also lose money this fiscal year and to use substantial amounts of working capital in its operations. At March 31, 1996, current liabilities continued to exceed current assets by $2,653,444 and certain notes and trade accounts payable continued to be in default. This situation continued to exist as of May 15, 1996. Also, as of March 31, 1996, the Company had no cash, no additional funds were available under any existing bank lines and no form of investor commitments to lend or invest. In addition, no unsecured assets exist which could serve as collateral for borrowing and the Company is in default on notes payable.

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

NOTE 5 - SUBSEQUENT EVENTS

     On April 11, 1996 the Bankruptcy Court granted the Company's motion to convert from Chapter 7 to Chapter 11 Bankruptcy.

     The Bankruptcy Court Judge has not yet set a date for a Scheduling Order wherein the Company must submit a preliminary Plan of Reorganization.

PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - March 31, 1996 compared to June 30, 1995.
- -------------------------------
     During the nine months ended March 31, 1996, the Company received cash from revenues totaling $192,302. In addition, A license fee amount of $120,000 that had been received and recorded as Advanced Revenue was recorded as income revenue during the quarter ended March 31, 1996 The Company's obligations in accepting this license fee had been satisfied during that quarter. These revenues were derived from engineering services and sales of products.. The Company's primary source of cash during the quarter and nine month periods were from these revenues as only $50,,000 was received from the Bridge Group.

     The money designated as Bridge Financing relates to new debt financing on various long-term secured notes raised by the Company pursuant to a "Bridge Financing Facility" discussed later in this MD&A. The Bridge Financing Facility is secured by a lien on all of the Company's assets.

     Since the filing by the Creditors to put the Company into Bankruptcy, there has been little additional funding provided the Company. The following schedule shows the amount of debt at March 31, 1996 as compared to June 30, 1995.

                     Debt category                       Mar. 31,1996         June 30, 1995        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  Convertible subordinated notes payable                $       402,500       $      412,500            $  -10,000

  Notes payable                                                 192,199              192,199                     -
  Notes payable with warrants                                   265,400              265,400                     -
  Accounts payable and accrued expenses                         619,018              517,842               101,176
  Accrued interest                                              426,071              256,326               169,745
  Deferred compensation                                         773,662              626,010               147,652
  Deferred revenue                                                    -              120,000              -120,000
  Secured convertible notes payable                             725,728              675,728                50,000
  Junior subordinated convertible notes                       1,726,442            1,726,442                     -
                                                        ================     ================     =================
                                                          $   5,131,020         $  4,792,447        $      338,573
                                                        ================     ================     =================

     During the quarter ending March 31, 1996, the Company's liquidity continued to deteriorate due in part to continuing losses from operations. The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of March 31, 1996 and June 30, 1995.

                                        March 31, 1996             June 30, 1995
                                        --------------             -------------
Working capital (deficit)             $    (2,653,444)          $    (2,364,456)


     It is expected that a Plan of Reorganization under Chapter 11 Bankruptcy will address the Company's financial situation. Under a Plan, it is expected that there will be a transfer of debt to equity, and therefore, it is not possible at this time to predict what will happen in the Company if there is no additional funding from either the Bridge Group or other sources.

     As reflected by its working capital deficiency, the Company is totally unable to meet its short-term obligations on a current basis without the continuing financing provided under the Bridge Financing Facility. The Company is, and has been since April 1994, totally relying on new Bridge Financing loans to finance its operations and has been unable to, and would not expect to in the near future, address any of its delinquent obligations. The total Bridge Financing Facility originally structured was up to $1,000,000 and has now been increased to up to $1,500,000. Although over $593,000 has been received under the Bridge Financing Facility (through March 31, 1995), only nominal funds have been received since September 1, 1994.

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

     At March 31, 1996 and continuing through the date of the filing of this report, the Company continued to have an extremely serious insolvency problem.

To what degree this matter will be resolved in Bankruptcy proceedings is yet to be determined.

Results of  Operations  - The quarter and nine months  ended March 31, 1996
- ----------------------
compared to the quarter and nine months ended March 31, 1995.

     The Company had revenues of $188,060 (including the $120,000 transfer from Deferred Revenue to the Revenue account) and $312,302 during the quarter and nine months ended March 31, 1996, respectively. The revenues for these periods were for engineering services, licenses and sale of products. This compares to revenues of $16,570 and $24,570 for the quarter and nine months ended March 31, 1995, which were derived from engineering services and from the sale of products. The increase in revenues for both 1995 periods was due to an increase in outside engineering services, license agreement and sales of products. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

                                                             For the nine months ended
                    Expense category                     Mar. 31, 1996        Mar. 31, 1995        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  General and administrative                            $       148,086       $      304,999        $    (156,913)
  Marketing and advertising                                     126,095              197,151              (71,056)
  Engineering, research and development                         109,292              320,799             (211,507)
                                                        ---------------      ---------------      ----------------
                                                        $       383,453        $     822,949         $  (439,496))
                                                        ================     ================     =================

     The decrease in general and administrative expenses for the comparable nine month periods, as shown in the above table, was due primarily to a decrease in salaries to executive officers. The decrease in sales and marketing expenses for the comparable nine month periods, as shown in the above table, was due to a reduction in sales staff and costs and expenses of attending two trade shows in the nine month period ended 1995 as compared to none in 1996.

     The decrease in engineering, research and development expenses for the comparable nine month periods, as shown in the above table, was due to the Engineering staff leaving employment in the company and setting up their own Company. Arrangements with this Engineering Group is for the Company to receive 10% of service costs provided by them on contracts including engineering services only. Any product sales are fully the responsibility and to the profit of the company.

Capital Expenditures and Commitments
- ------------------------------------
     No capital expenditures were made during the quarter or nine months ended March 31, 1996. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.

Factors that may effect future results
- --------------------------------------
     The current bankruptcy situation in the company may have a significant effect on both short term and long term functions of the Company. Until a Plan of Reorganization is determined, a funder for the Plan found and accepted, and the conditions and inclusions in the Plan are approved, there can be no projections on the future results of the Company.


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Bankruptcy
- ----------
     As noted in the Subsequent Events section of this report, the Company has been granted Chapter 11 status. Until a Plan of Reorganization is agreed to by creditors and stockholders and confirmed by the Court, any pending lawsuits, agreements, etc., by the Company are put on hold.

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

Possible unasserted claims
- --------------------------
     The Company believes that it may be subject to certain, as yet unasserted, claims and assessments surroundings several events and circumstances including, among other matters, employees for unpaid compensation; collection agencies related to unpaid vendors and/or claims from other third parties, creditors or shareholders. Any such matters are expected to be resolved in an approved Plan of Reorganization.


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


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.  None

ITEM 5.  OTHER INFORMATION.         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

     (1) Order of Relief and order to File Schedules and Statement of Affairs - Granting Chapter 7.

     (2) Order of Debtors Motion to Convert Case  from Chapter 7 to Chapter 11.

(b)   Reports on Form 8-K:   None



                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          VERITEC INC.
                                                  ---------------------------
                                                          (Registrant)


Date:             August 15 , 1999
      --------------------------------



                                            By:_______________________________
                                                      Jack E. Dahl
                                                  Chief Financial Officer
                                                  and Chief Accounting Officer

        -------------------------------   ----------------------------------
        |           ENTERED            |  |           FILED                |
        | |--------------------------| |  | |----------------------------| |
        | |    FEB 13 1996           | |  | |    FEB 11 1996             | |
        | |--------------------------| |  | |----------------------------| |
        |  CLERK, U.S.BANKRUPTCY COURT |  |   CLERK, U.S.BANKRUPTCY COURT  |
        |CENTRAL DISTRICT OF CALIFORNIA|  |CENTRAL DISTRICT OF CALIFORNIA  |
        |------------------------------|  |--------------------------------|
                         UNITED STATES BANKRUPTCY COURT

                         CENTRAL DISTRICT OF CALIFORNIA
________________________________________________________________________________
                                        |
     IN RE:                             |    CASE NO. SV 95-17978-AG
     VERITEC, INC.                      |    Chapter 7 X    11 _____
                                        |             ----
                                        |    ORDER OF RELIEF AND ORDER
                                        |    TO FILE SCHEDULES AND
                             DEBTOR(S)  |    STATEMENT OF AFFAIRS
________________________________________|_______________________________________

     On the consideration of the petition filed on 10-16-95
                                                   --------
against the above-named debtor(s), an order of Relief under Chapter 7
                                                                   ---
of Title 11 of the United States Code is GRANTED.

     IT IS FURTHER  ORDERED that the above-named  debtor(s) shall prepare,  make oath to, and file in this Court,  within  fifteen days from the date  hereof,  a

*schedule of his property, showing the amount and kind of property, the location thereof  and its  money  value  in  detail;  and a list of all of its  creditors showing their  residences or place of business if known, or if unknown that fact to be stated,  the amount due to or claimed by each of them,  the  consideration thereof,  the date each debt was incurred and the security held by them, if any;

also a *statement of its affairs.

DATED:    FEB 11 1995
                                        ARTHUR M. GREENWALD (stamp)
                                        ---------------------------
                                        U.S. BANKRUPTCY JUDGE

In Chapter 7 cases, file an original plus three (3) copies.
In Chapter 11 cases, file an original pluse six (6) copies.
- -------------------------------------------------------------------------------
Rev. 1 - 92                                                 B-2065
                   ORDER OF RELIEF AND ORDER TO FILE SCHEDULES
                            AND STATEMENT OF AFFAIRS

- --------------------------------------------------------------------------------
| Attorney or Party Nome, Address and   |FOR COURT USE ONLY
|Telephone Number        CSB#89148      |---------------------------------------
|LARRY W. SMITH, ESQUIRE                |    --------------------------------
|SMITH & STARK                          |    |        ENTERED               |
|3550 Wilshire Blvd., Suite 1760        |    | |--------------------------| |
|Los Angeles, CA 90010-2524             |    | |    FEB 13 1996           | |
|                                       |    | |--------------------------| |
|  (213) 383-2222                       |    |CLERK, U.S.BANKRUPTCY COURT   |
|                                       |    |CENTRAL DISTRICT OF CALIFORNIA|
|  Attorney for   DEBTOR                |    | BY               COUNTY CLERK|
|---------------------------------------|    |------------------------------|
|     UNITED STATES BANKRUPTCY COURT    |    --------------------------------
|     CENTRAL DISTRICT OF CALIFORNIA    |    |         FILED                |
|---------------------------------------|    | |--------------------------| |
|  In re:                               |    | |    FEB 11 1996           | |
|          VERITEC, INC.,               |    | |--------------------------| |
|                                       |    |CLERK, U.S.BANKRUPTCY COURT   |
|                                       |    |CENTRAL DISTRICT OF CALIFORNIA|
|                                       |    |BY                COUNTY CLERK|
|                             Debtor.   |    |------------------------------|
|                                       |--------------------------------------
- ----------------------------------------|CHAPTER 7  CASE NUMBER
                                        |         SV95-17978-AG
                                        |--------------------------------------
                                        |    (No Hearing Required)
                                        |--------------------------------------
                    ORDER ON DEBTOR'S MOTION TO CONVERT CASE
UNDER 11 U.S.C. Secs. 706(a), 1112(a) OR (d), 1208(a) OR 1307(d)

     Pursuant to Local Bankruptcy Rule 111(7)(b), Debtor moved to convert this Chapter 7 case to a case under Chapter 11.
       ---                              ---
     FINDING that this case was not previously converted from another Chapter and Debtor is entitled to relief under the Chapter to which conversion is sought, THE COURT ORDERS AS FOLLOWS:

1. [*] Motion granted.  this case is hereby converted to Chapter 11 pursuant to:
                                                                 ---
         11 U.S.C. ~  [ ] 706(a)   [ ] 1112(a) [ ] 1208(a) [ ] 1307(d)

     (a) If this case is being converted to Chapter 7, Debtor must file a Final Report and Schedule of Post-Petition Debts within thirty (30) days after the date of the entry of this Order.
     (b) If this case is being converted to chapter 13, Debtor must file a Chapter 13 plan no later than fifteen (15) days and a Final Report no later than thirty (30) days after the date of the entry of this Order.
     (c) If this case is being converted to Chapter 12, Debtor must file a final Report and Schedule of Post-Petition Debts within thirty (30) days after the date of the entry of this Order.

2. [ ] Motion denied without predudice on the following grounds  (specify):
     See Attached Page

3. [ ] Motion denied with prejudice on the following grounds:
     a. [ ] Case previously converted under 11 U.S.C.Sec. 1112
     b. [ ] Debtor is not an eligible Debtor under the Chapter to which conversion is sought.
     c. [ ] Debtor is not a Debtor-in-Possession as required under 11 U.S.C. Sec. 112

     d. [ ] Case was originally commenced as an involuntary Chapter 11 case and is not eligible for automatic conversion under 11 U.C.C. Sec. 1112
4. [ ] This matter is set for hearing as follows:   Date:   Time:   Ctrm:

       Address of Courtroom:



5: [ ] Notice is required as follows (specify):  [ ] See Attached Page

6: [ ] The Court further orders as follows (specify): [ ] See Attached Page

     Dated:      APR      11      1996      ARTHUR       GREENWALD       (STAMP)
- ------------------------------------------- JUDGE    OF   THE    UNITED   STATES
BANKRUPTCY        COURT        CENTRAL      DISTRICT        OF        CALIFORNIA
- --------------------------------------------------------------------------------
Rev.  6/95 This form is  optional.  It has been  approved  for use by the United
States Bankruptcy Court for the Central District of California        411