Form 10QSB
period 1996-09-30
VERITEC INC
filed 1999-09-30
CIK 773318

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

- --------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                             -------------------
  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              For the transition period from __________to_________

Commission file number 0-15113
                       -------
                                  VERITEC INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
           ---------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                        --------------------------------
                      (IRS Employer Identification Number)

                  16461 SHERMAN WAY, #125, VAN NUYS, CA. 91406
          -----------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (818) 782-4500
                -----------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes   No X
                                             --   --
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of October 31, 1996 the Company had 2,085,600 shares of common stock.


         This document consists of 18 pages, including 4 exhibit pages.
                        The Exhibit index is on page 13.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                          September 30,
                                                               1996
                                                               ----
ASSETS

Current Assets:
  Cash                                                         1,886
  Inventories                                                 20,572
                                                              ------
      Total current assets                                    22,458

Intangible asset                                              11,250
Furniture and equipment, net  (Note 2)                        20,289
Note and interest receivable from officer                    280,004
Deposits                                                        -
                                                             -------
                                                             334,001
                                                             =======
LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY):

Current Liabilities:
   Convertible subordinated notes payable                    556,479
   Notes payable                                             113,801
   Notes payable (secured)                                   350,000
   Accounts payable and accrued expenses                     622,826
   Accrued Interest  (note)                                     -
   Deferred compensation                                     773,662
   Accounts payable - post bankruptcy                          5,851
   Notes payable - post bankruptcy                            32,500
                                                              ------
          Total current liabilities                        2,455,119


Secured convertible notes payable                            875,003
Junior subordinated convertible notes                      1,889,108
                                                           ---------
       Total liabilities                                   5,219,230
                                                           ---------
Shareholdrs' equity (deficiency)
 Preferred stock                                             441,836
 Common stock; $.01 par value, authorized 20,000,000 shares
        2,085,600 shares issued and outstanding              183,164
   Additional paid in capital                              4,104,721
   Accumulated deficit                                    -9,614,950
                                                          ----------
      Net shareholders' equity (deficiency)               -4,885,229
                                                          ----------
                                                             334,001
                                                             =======

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                     For the three months ended
                                                             September 30,
                                                    1996                    1995
                                                    ----                    ----
Revenues                                          31,321                  39,737
Cost of Sales                                     19,699                  31,790
                                                  ------                  ------

           Gross profit                           11,622                   7,947
                                                  ------                   -----

Expenses:
  General and administrative                      25,708                  28,172
  Sales and Marketing                              4,047                  44,992
  Engineering, research and
     development                                  18,370                  36,030
                                                  ------                  ------
                                                  48,125                 109,194
                                                  ------                 -------

        Gain (Loss) from operations              -36,503                -101,247

Costs associated with bankruptcy                  39,857

Interest expense, net                               -                     54,805
                                                 -------

         Net loss                                -76,360                -156,052
                                                 =======                ========

Net loss per common share                          -0.04                   -0.07
                                                   =====                   =====

Weighted average common shares                 2,085,600               2,085,600
     outstanding                               =========               =========


















                     See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)

                                        For the three months ended September 30,
                                                    1996                    1995
                                                    ----                    ----
Cash flow from operating activities:

Net loss                                         -76,360                -156,052
                                                 -------                --------

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                      9,809                  11,159
Notes and interest receivable from Officer           -                    -3,218
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses           5,851                  22,080
   Deferred compensation                             -                    59,449
   Accrued interest                                                       58,023
                                                  ------                  ------
       Total adjustments                          15,660                 147,493
                                                  ------                 -------

       Net cash used by operating activities     -60,700                  -8,559
                                                 -------                  ------
Cash flow from financing activities:

   Issuance of secured notes                      28,661                    -
   Issuance of notes payable                      32,500                  10,000
                                                  ------                  ------

       Net cash provided by financing activities  61,161                  10,000
                                                  ------                  ------

       Increase (decrease) in cash position          461                   1,441
Cash at beginning of period                        1,425                     364
                                                   -----                     ---
Cash at end of period                              1,886                   1,805
                                                   =====                   =====

Supplemental disclosure of cash flow information:
     Cash paid during the period:
           Interest                                  -                       -
           Income taxes                              -                       -










               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)

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

Chapter 11 Bankruptcy
- ---------------------
     On February 11, 1996 the Company received notice that a petition filed by creditors for Relief Under Chapter 7 of Title 11 of the United States Code was Granted and the Company was placed in Chapter 7 Bankruptcy.

     On April 11, 1996 the Bankruptcy court granted the Company's motion to convert the Chapter 7 to a chapter 11 Bankrutpcy. The Court set a date of August 14 for a scheduling order, when the Company is to have a Plan presented to the Judge.

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

Per Share Computations
- ----------------------
     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment on September 30, 1996 is comprised of the following:
            Equipment                                                 $  271,559
            Furniture and fixtures                                        60,773
                                                                        --------
                                                                         332,332

      Less accumulated depreciation and amortization               312,043
                                                                        --------
                                                                        $ 20,289
                                                                        ========
NOTE  3 - COMMITMENTS AND CONTINGENCIES

Contingencies
- -------------
     The Company has numerous commitments and contingent liabilities which are discussed in the Management Discussion and Analysis section of this Form 1--QSB, which are incorporated herein by reference.

Pending Litigation
- ------------------
     As stated in Note 1, the Company is currently in Chapter 11 Bankruptcy, therefore, all pending litigation or threats of litigation will be addressed in conjunction with regular bankruptcy proceedings.


Notes payable to a group of secured creditors - "The Gant Group"
- ----------------------------------------------------------------
     As discussed in the 1994 Form 10-KSB, the Company has outstanding an aggregate of $265,400 of notes payable with three common stock purchase warrants attached for each $10.00 loaned. These "Notes Payable with Warrants" bear interest at 7% per annum payable annually and mature on various dates from June 1995 to June 1997. The noteholders filed a collateral security interest with the U.S. Patent Office. At the end of the prior quarter, these notes were in default due to non-payment of accrued interest which was originally due June 30, 1994. In December 1994, the noteholders brought action against the Company in the Superior Court of California for the County of Riverside (case no. 257856) (the "Action") to foreclose on its alleged security and to sell the patents at public sale for payment of the amounts due under the Notes Payable with Warrants.

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

     Since the Company is under the direction of a Chapter 11 Bankruptcy Court, the case filed by the "Gant Group" against the Company was remanded from the Superior Court to the Bankruptcy Court.

     In July 1996,  the Gant Group  filed a motion in the  Bankruptcy  Court for

Relief from the automatic Stay. This Relief from automatic stay was to allow the "Gant Group" to file the Stipulation of Judgment to Foreclose the Security Interest in the Company's Patents. On July 25, 1996 the Bankruptcy Court Judge denied the motion for Relief of Stay. Several other creditors and creditor groups opposed the granting of this automatic stay.

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


Default with West America Securities Corp.
- ------------------------------------------
     In May  1994,  the  Board of  Directors  committed  to issue  West  America
Securities Corp. ("West America"), a Los Angeles-based broker/dealer, 400,000 shares of common stock for services rendered. During the quarter ending September 30, 1994, West America agreed to cancel this consulting agreement. However, the Company is in default of certain provisions of this cancellation, primarily the repayment by the Company to West America and their referrals, of certain funds, aggregating approximately $50,000, which were invested in the Company by these respective parties. Some of the participants in the West America threatened legal action if they were not paid the amounts due them.

     Three of the creditors in the West America group were the ones who filed to put the Company into chapter 7 Bankruptcy.

NOTE 4 - GOING CONCERN AND MANAGEMENT'S PLANS

     As stated in Note 3, the Company is in Chapter 11 Bankruptcy. In Chapter 11, the Company must have a Plan of Reorganization approved and confirmed by the Court. The proposed Plan must be approved by Creditors and Stockholders prior to confirmation by the Court. There is considerable expense and time involved in communicating with all of the creditors and stockholders in preparation to proposing a final plan to the Court. There is no assurance that the Company will be able to find a participating funding partner, have finances to complete a Plan of Reorganization and meet the qualifications required to have a Plan confirmed.

Consolidated Industries, Inc., investment plan.
- -----------------------------------------------
     In July 1996, a newly formed company named Consolidated Industries, Inc., approached the Company regarding the financing of a Plan of Reorganization. They proposed by Letter of Intent the following criteria that was presented to the Company's Board of Directors on July 13, 1996:

     1. That Veritec shall be authorized to immediately borrow the sum of $20,000.00 from Consolidated for emergency capital (the "Temporary Emergency Funding"). The Temporary Emergency Funding shall be allocated at $10,000.00 payable as a retainer against future charges to Veritec's Chapter 11 legal counsel, Smith & Stark, so that legal work can commence immediately to obtain court approval of all terms of the Letter of Intent and to prepare a Plan of Reorganization.

  The remaining $10,000.00 of Temporary Emergency Funding shall be borrowed by Veritec from Consolidated on an as needed basis, based upon applications submitted by Jack Dahl to Consolidated.


      2. That Smith & Stark shall be authorized to immediately prepare an emergency motion before the United States Bankruptcy Court to:
         (a) Obtain court approval for Veritec to borrow up to a total of $100,000.00 in Temporary Operating Funding from Consolidated (of which the $20,000.00 in Temporary Emergency Funding is a part) and to grant Consolidated a security interest in all post- petition assets of Veritec to secure said loan;

         (b) That Smith & Stark shall also be authorized to immediately work with representatives of Consolidated to prepare a Plan of Reorganization based upon the terms contained in the Letter of Intent. Those general terms are:

              (I) Consolidated  will have  available  to Veritec a Five  Hundred
                  Thousand Dollar ($500,000.00) Standby letter of credit to be drawn by Veritec upon confirmation of the Reorganization plan by the U. S. Bankruptcy Court as proposed by Veritec.

              (ii)As  part of the  Letter  of  Intent,  Consolidated  will  also provide to Veritec assets with an appraised Fair Market Value in excess of Two Million Dollars ($2,000,000.00) free and clear of any liens, mortgages or other encumbrances, to ensure Veritec's ability to issue new shares of stock for the reorganization.


     That Veritec appoint Mr. Herman Siegal, Mr. Patrick Zilliacus and Mr. Tom Fitzpatrick to its board of directors to form a seven-member board. That the board work closely with Consolidated in proposing a reorganization plan to bring Veritec out of bankruptcy.

      The Company's Board of Directors approved the above items.


     The Company did not make filings of 10KSBs for the fiscal years ending June 30, 1995 and 1996. For the fiscal year ending June 30, 1994, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying quarterly unaudited financial statements have also been prepared contemplating continuation of the Company as a going concern.


Change of Address
- -----------------
     In order to reduce operating costs to a minimum, the Company moved to a one room office and put the bulk of furniture, fixtures and equipment in storage. The new address was:

         26540 Agoura Road,  Suite 227
         Calabasas,  CA  91302

NOTE 5 - SUBSEQUENT EVENTS

     On October 9, 1996 Consolidated  Industries,  Inc., filed a motion with the

Bankruptcy Court to approve the Post Petition borrowing and to grant lender a senior security interest in the Company's assets.

     On November 3, 1996, the Court denied the motion. Consolidated had loaned the Company $28,000 at the time of the denial. Consolidated then came to the Company with a revised proposal that included only $150,000 to take care of the Administrative Expenses of the Plan and no additional funding for operations. Consolidated also proposed a change in their equity position that was totally unacceptable to the Company's Board of Directors.

     The above activity delayed the Company's ability to propose a Plan to the Court by the assigned date of October 4, 1996 and the Company requested a postponement of the filing date. This request was granted by the Court.

     Mr. Howard Behling had been working with Consolidated Industries, Inc., in their proposed plan. When Consolidated was either unwilling or unable to fund the plan accepted by the Company's Board of Directors, their proposed three Directors resigned from the Board and Mr. Behling introduced another company named HOMETREND as a possible supplier of the funding.


PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Liquidity and Capital Resources -  September 30, 1996 compared to June 30, 1996.
- -------------------------------
     During the quarter ended September 30, 1996, the Company received cash from revenues totaling $31,321. The only additional capital coming into the Company during the quarter ended September 30, 1995 was the $28,000 received from Consolidated Industries, Inc. Since the Company is in bankruptcy, there is no continuation of interest or other charges relating to past debt.

     The Company is in discussion with Mitsubishi Corporation regarding a possible license, Trade Mark or other arrangement for financing operations. Management expects to conclude a financing arrangement with Mitsubishi Corporation in the next 60 days.

     Regardless, unless the Company achieves significant cash flow from sales and revenues, there is no assurance that funding from other sources will be adequate to allow the Company to emerge from bankruptcy.

         Debt owed by the Company at September 30, 1996 is as follows:

                  Debt category                     Sept.30,1996           June 30, 1996          Incr./(Decr.)
                                                  ------------------     ------------------     -------------------

  Convertible subordinated notes payable            $       556,479         $      556,479                       -
  Notes payable                                             146,301                113,801                  32,500
  Notes payable with warrants                               350,000                321,339                  28,661
  Accounts payable and accrued expenses                     628,677                622,826                   5,851
  Deferred compensation                                     773,662                773,662                       -
  Secured convertible notes payable                         875,003                875,003                       -
  Junior subordinated convertible notes                   1,889,108              1,889,108                       -
                                                  ==================     ==================     ===================

                                                      $   5,219,230           $  4,792,447           $      67,012
                                                  ==================     ==================     ===================
                                                  ==================     ==================     ===================

     During the quarter ending September 30, 1995 the Company's liquidity continued to deteriorate due in part to continuing losses from operations. The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of September 30, 1996 and June 30, 1996.

                                        Sept. 30, 1996             June 30, 1996
                                        --------------             -------------
Working capital (deficit)              $    (2,432,661)         $    (2,366,110)

     Until a Plan of Reorganization is developed and confirmed, it is unknown what effect such a Plan will have on the current working capital position of the Company. Management is of the opinion that there will be significant adjustments of debt to equity under a Plan.


Financial and Operational Outlook
- ---------------------------------
     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year which the Company believes have increased that potential. Discussions with Mitsubishi Corporation are progressing and Management expects to be able to obtain short term working capital from some agreement with them.

     At September 30, 1996 and continuing through the date of the filing of this report, the Company continued to have an extremely serious insolvency problem. Although management believes it is making progress in maintaining itself in the face of its severe financial problems, there is no assurance that the Company will be able to emerge from Bankruptcy. In order to do so, the Company must have an investing partner for a Plan of Reorganization and also have interim financing to keep operations and the Company active during this period.


     Results of  Operations - The quarter  ended  September 30, 1996 compared to
     ----------------------
the quarter ended September 30, 1995.

     The Company had revenues of $31,321 during the quarter ended September 30, 1996 as compared to $39,737 for the period ended September 30, 1995.. The revenues for these periods were for engineering services and sale of products. The decrease in revenues for the 1995 period was due to reduced outside engineering services and sales of products. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

                                                             For the three months ended
                    Expense category                    Sept. 30, 1996       Sept. 30, 1995        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------


General and administrative                             $       25,708        $      28,172          $    (2,464)
  Marketing and advertising                                       4,047               44,992              (40,945)
  Engineering, research and development                          18,370               36,030              (17,660)
                                                        ================     ================     =================
                                                         $       48,125          $   109,194       $      (61,069)
                                                        ================     ================     =================

     The decrease in general and administrative expenses for the comparable three month period, as shown in the above table, was due primarily to a decrease in salaries to executive officers and decrease in rent..

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

Capital Expenditures and Commitments
- ------------------------------------
     The Company had no expenditures for capital assets during the quarter ended September 30, 1995. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.
Factors that may effect future results
- --------------------------------------
     The major factor effecting future results is the current bankruptcy situation in the company. Since future operations of the Company are dependent on the Company emerging from bankruptcy, there is no assurance that the Company will be able to find a funder for the Plan or have the financial means to maintain operations and bear the expense of the Plan.


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Notes payable to a group of secured creditors - "The Gant Group"
- ----------------------------------------------------------------
     As discussed in the 1994 Form 10-KSB, the Company has outstanding an aggregate of $265,400 of notes payable with three common stock purchase warrants attached for each $10.00 loaned. These "Notes Payable with Warrants" bear interest at 7% per annum payable annually and mature on various dates from June 1995 to June 1997. The noteholders filed a collateral security interest with the U.S. Patent Office. At the end of the prior quarter, these notes were in default due to non-payment of accrued interest which was originally due June 30, 1994. In December 1994, the noteholders brought action against the Company in the Superior Court of California for the County of Riverside (case no. 257856) (the "Action") to foreclose on its alleged security and to sell the patents at public sale for payment of the amounts due under the Notes Payable with Warrants.

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

     Since the Company is under the direction of a Chapter 11 Bankruptcy Court, the case filed by the "Gant Group" against the Company was remanded from the Superior Court to the Bankruptcy Court.

     In July 1996, the Gant Group filed a motion in the Bankruptcy Court for Relief from the automatic Stay. This Relief from automatic stay was to allow the "Gant Group" to file the Stipulation of Judgment to Foreclose the Security Interest in the Company's Patents. On July 25, 1996 the Bankruptcy Court Judge denied the motion for Relief of Stay. Several other creditors and creditor groups opposed the granting of this automatic stay.


Possible unasserted claims
- --------------------------

     The Company believes that it may be subject to certain, as yet unasserted, claims and assessments surroundings several events and circumstances including, among other matters, employees for unpaid compensation; collection agencies related to unpaid vendors and/or claims from other third parties, creditors or shareholders. It is expected that these matters will be addressed in conjunction with the bankruptcy proceedings.

Default with West America Securities Corp.
- ------------------------------------------
     In May  1994,  the  Board of  Directors  committed  to issue  West  America
Securities Corp. ("West America"), a Los Angeles-based broker/dealer, 400,000 shares of common stock for services rendered. During the quarter ending September 30, 1994, West America agreed to cancel this consulting agreement. However, the Company is in default of certain provisions of this cancellation, primarily the repayment by the Company to West America and their referrals, of certain funds, aggregating approximately $50,000, which were invested in the Company by these respective parties. Some of the participants in the West America threatened legal action if they were not paid the amounts due them.

     Three of the creditors in the West America group were the ones who filed to put the Company into chapter 7 Bankruptcy.

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

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         There were no matters submitted to a vote of Security-Holders during the quarter ended September 30, 1996.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)      Exhibits:

             1.   Order denying motion for relief from stay.

             2.  Order  denying   debtors   motion  to  approve  post  petition
                  borrowing and permission to grant the lender a senior security interest in the debtor's assets to secure the loan.

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




                                                     VERITEC INC.
                                                     ------------
                                                     (Registrant)
Date:  August 15, 1999
      ----------------




                                  By:     ____________________________________
                                          Jack E. Dahl
                                          Chief Financial Officer and Chief
                                          Accounting Officer

  1||LARRY W. SMITH, ESQUIRE, No. 89148     --------------------------------   |
   ||Member of SMITH & STARK                |          FILED               |   |
  2||Attorneys at Law                       | |--------------------------| |   |
   ||3550 Wilshire Blvd., Suite 1760        | |    JUL 25 1996           | |   |
  3||Los Angeles, CA 90010-2524             | |--------------------------| |   |
   ||(213) 383-2222                         | CLERK, U.S.BANKRUPTCY COURT  |   |
  4||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
   ||                                       | BY               COUNTY CLERK|   |
  5|| Attorney for   Debtor                 |------------------------------|   |
   ||VERITEC, INC.                          --------------------------------   |
  6||                                       |         ENTERED              |   |
   ||                                       | |--------------------------| |   |
  7||                                       | |                          | |   |
   ||                                       | |--------------------------| |   |
  8||                                       |CLERK, U.S.BANKRUPTCY COURT   |   |
   ||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
  9||                                       |BY                COUNTY CLERK|   |
 10||                                       |------------------------------|   |
 11||                    UNITED STATES BANKRUPTCY COURT                        |
   ||                                                                          |
 12||                    CENTRAL DISTRICT OF CALIFORNIA                        |
   ||                                                                          |
 13|| In Re:                   )    CASE NO. SV95-17978-AG                     |
   ||                          )    CHAPTER 11                                 |
 14|| VERITEC, INC., a Nevada  )                                               |
   || corporation,             )    ORDER DENYING MOTION FOR                   |
 15||                          )    RELIEF FROM STAY                           |
   ||               Debtor.    )                                               |
 16|| -------------------------)    Date: July 2, 1996                         |
   || KATHERINE L. FITZPATRICK;)                                               |
 17|| B. SWEDENBORG; ROBERT    )                                               |
   || HURNER; OWEN P. DOYLE;   )                                               |
 18|| FRANCIS M. WHITTAKER     )                                               |
   || FAMILY TRUST AND ARNOLD  )                                               |
 19|| A. LORD,                 )                                               |
   ||              Movants,    )                                               |
 20||v.                        )                                               |
   ||                          )                                               |
 21|| VERITEC, INC., A Nevada  )                                               |
   || Corporation,             )                                               |
 22||               Respondents)                                               |
   ||__________________________)                                               |
 23||                                                                          |
   ||     The motion for relief from the Automatic Stay of movants came on for |
 24||                                                                          |
   || hearing on the date, time and place set forth above.  Scott Smylie,      |
 25||                                                                          |
   || Esquire, of Smylie, Van Dusen & Magliozzi appeared on behalf of Movants; |
 26||                                                                          |
   || Larry W. Smith, Esquire, of Smith & Stark appeared on behalf of the      |
 27||                                                                          |
   || Debtor; Alan Sarver, Esquire, appeared                                   |
 28||                                    1                                     |
   ||                                                                          |

   ||                                                                          |
   ||                                                                          |
  1|| on behalf of the petitioning creditors of the within bankruptcy          |
   ||                                                                          |
  2|| proceeding and Joseph Ore, Esquire, of Ortega & Ore, appeared on         |
   ||                                                                          |
  3|| behalf of interested unsecured creditors.                                |
   ||                                                                          |
  4||     After reviewing the pleadings and opposition papers and the          |
   ||                                                                          |
  5|| court file, and hearing argument of counsel, the court orders as         |
   ||                                                                          |
  6|| follows:                                                                 |
   ||                                                                          |
  7|| 1.  The motion of movants for relief from the automatic stay so          |
   ||                                                                          |
  8||     as to foreclose on the patents of the Debtor is denied.              |
   ||                                                                          |
  9|| 2.  Movants have failed to established that cause exists under           |
   ||                                                                          |
 10||     11 USC ~ 362 (d)(1) to giant relief from stay. Further               |
   ||                                                                          |
 11||     the Debtor's patents are necessary to an effective reorganitation.   |
   ||                                                                          |
 12||                                                                          |
   ||                                                                          |
 13||                                                                          |
   ||                                                                          |
 14||                                                                          |
   ||                                                                          |
 15|| DATED:   JUL 25 1996                        ARTHUR GREENWALD (STAMP)     |
   ||                                         -------------------------        |
 16||                                         HONORABLE ARTHUR GREENWALD       |
   ||                                         U.S. BANKRUPTCY COURT            |
 17||VERITEC\relief.ord                                                        |
   ||                                                                          |
 18||                                                                          |
   ||                                                                          |
 19||                                                                          |
   ||                                                                          |
 20||                                                                          |
   ||                                                                          |
 21||                                                                          |
   ||                                                                          |
 22||                                                                          |
   ||                                                                          |
 23||                                                                          |
   ||                                                                          |
 24||                                                                          |
   ||                                                                          |
 25||                                                                          |
   ||                                                                          |
 26||                                                                          |
   ||                                                                          |
 27||                                                                          |
   ||                                                                          |
 28||                                                                          |
   ||                                                                          |
   ||                                   2                                      |

   ||                                                                          |
  1||Scott A. Smylie, ESQ.                  --------------------------------   |
   ||State Bar Association No. 109943       |          FILED               |   |
  2||SMYLIE, VAN DUSEN & MAGLIOZZI          | |--------------------------| |   |
   ||401 "B" Street, Suite 2200             | |    Nov - 3 1996          | |   |
  3||San diego, California 92101            | |--------------------------| |   |
   ||Telephone: (619) 233-9199              | CLERK, U.S.BANKRUPTCY COURT  |   |
  4||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
   ||                                       | BY               COUNTY CLERK|   |
  5|| Attorney for Secured Creditor-Noteholders, --------------------------|   |
   || KATHERINE L. FITZPATRICK, et al.      --------------------------------   |
  6||                                       |         ENTERED              |   |
   ||                                       | |--------------------------| |   |
  7||                                       | |         ? 1996           | |   |
   ||                                       | |--------------------------| |   |
  8||                                       |CLERK, U.S.BANKRUPTCY COURT   |   |
   ||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
  9||                                       |BY                COUNTY CLERK|   |
 10||                                       |------------------------------|   |
 11||                    UNITED STATES BANKRUPTCY COURT                        |
   ||                                                                          |
 12||                    CENTRAL DISTRICT OF CALIFORNIA                        |
   ||                                                                          |
 13|| In Re:                   )    CASE NO. SV95-17978-AG                     |
   ||                          )    CHAPTER 11                                 |
 14|| VERITEC, INC., a Nevada  )                                               |
   || corporation,             )    ORDER DENYING DEBTOR'S MOTION TO APPROVE   |
 15||                          )    POSTPETITION BORROWING OF THE DEBTOR AND   |
   ||                          )    PERMISSION TO GRANT THE LENDER A SENIOR    |
 16||__________________________)    SECURITY INTEREST IN THE DEBTOR'S          |
   ||                               ASSETS TO SECURE THE LOAN                  |
 17|| LODGED & RET                  PURSUANT TO TITLE 11, SECTION 364 (d)      |
   || CLERK U.S. BANKRUPTCY COURT                                              |
 18|| CENTRAL DISTRICT OF CALIFORNIA DATE: October 9, 1996                     |
   ||   (SIGNATURE)                  TIME: 2:00 p.m.                           |
 19||   -----------                  COURTROOM: 302                            |
   ||   DEPUTY CLERK                 21041 Burbank Boulevard                   |
 20||                                Woodland Hills, CA 91367                  |
   ||                                                                          |
 21||     The motion by Debtor to Approve Postpetition Borrowing of the Debtor |
   ||                                                                          |
 22|| and for Permission to Grant the Lender a Senior Security Interest in the |
   ||                                                                          |
 23|| Debtor's Assets to Secure the Loan pursuant to Title 11, Section 364(d), |
   ||                                                                          |
 24|| came on regularly for hearing on October 9, 1996 at 2:00 p.m. in         |
   ||                                                                          |
 25|| courtroom 302 of the above-entitled Court, the Honorable Arthur Greenwald|
   ||                                                                          |
 26|| Judge Presiding.  Larry W. Smith, Esq., of smith & Stark appeared on     |
   ||                                                                          |
 27|| behalf of the Debtor; Scott A. Smylie, Esq., of Smylie, Van Dusen &      |
   ||                                                                          |
 28|| Magliozzi, appeared on                                                   |
   || In re: Veritec, Debtor (U.S.B.C. Case No.SV-95-17978-AG)                 |
   || ORDER DENYING DEBTOR'S MOTION TO APPROVE    c:...clients:gant:order,1    |
   || POSTPETITION BORROWING OF THE DEBTOR                                     |

   ||                                                                          |
  1|| 11                                                                       |
   ||                                                                          |
  2|| behalf of Fitzpatrick, et al.; and, Allan Sarver, Esq., appeared on      |
   ||                                                                          |
  3|| behalf of the petitioning creditors of the within bankruptcy proceeding. |
   ||                                                                          |
  4|| Other appearances are as noted on the record.                            |
   ||                                                                          |
  5||     After reviewing the pleadings and opposition papers and the court    |
   ||                                                                          |
  6|| file, and hearing argument of counsel, the court finds that Debtor has   |
   ||                                                                          |
  7|| failed to meet its burden of proof on the issue of adequate protection   |
   ||                                                                          |
  8|| and, therefore, Debtor's motion is hereby DENIED.                        |
   ||                                                                          |
  9|| DATED: 11/3/96                              (Signature)                  |
   ||        -------------                   --------------------------------- |
 10||                                        HONORABLE ARTHUR GREENWALD, JUDGE |
   ||                                        U.S. BANKRUPTCY COURT             |
 11|| SUBMITTED BY:                                                            |
   ||                                                                          |
 12|| SMYLIE, VAN DUSEN & MAGLIOZZI                                            |
   ||                                                                          |
 13||                                                                          |
   || By: (Signature)                                                          |
 14||    --------------------                                                  |
   ||     Scott A. Smylie, Esq.                                                |
 15||     Attorneys for Noteholders                                            |
   ||                                                                          |
 16||                                                                          |
   ||                                                                          |
 17||                                                                          |
   ||                                                                          |
 18||                                                                          |
   ||                                                                          |
 19||                                                                          |
   ||                                                                          |
 20||                                                                          |
   ||                                                                          |
 21||                                                                          |
   ||                                                                          |
 22||                                                                          |
   ||                                                                          |
 23||                                                                          |
   ||                                                                          |
 24||                                                                          |
   ||                                                                          |
 25||                                                                          |
   ||                                                                          |
 26||                                                                          |
   ||                                                                          |
 27||                                                                          |
   ||                                                                          |
 28|| In re: Veritec, Debtor (U.S.B.C. Case No.SV-95-17978-AG)                 |
   || ORDER DENYING DEBTOR'S MOTION TO APPROVE    c:...clients:gant:order,1    |
   || POSTPETITION BORROWING OF THE DEBTOR                                     |
                                        2
                                       18