Form 10QSB
period 1996-12-31
VERITEC INC
filed 1999-09-30
CIK 773318

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

- --------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996
                                               --------------------
- ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

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

                  16461 SHERMAN WAY, #125, VAN NUYS, CA. 91406
            ------------------------------------------------------
               (Address of principal executive offices, zip code)

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
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of January 31, 1997 the Company had 2,085,600 shares of common stock, 1,000 shares of Series Z preferred stock, 56,318 shares of Series B preferred stock, 300,000 shares of Series D preferred stock and 17,103 shares of Series E preferred stock issued and outstanding. The preferred stock series in the aggregate have the equivalent of 2,281,510 common votes.

         This document consists of 35 pages, including 24 exhibit pages.
                        The Exhibit index is on page 11.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                                                  December 31,
                                                                      1996
                                                                      ----
ASSETS

Current Assets:
   Cash                                                            130,785
   Inventories                                                      18,262
                                                                    ------
       Total current assets                                        149,047

Intangible asset                                                     7,500
Furniture and equipment,  net.  (Note 2)                            14,821
Note and interest receivable from officer                          280,004
Deposits                                                              -
                                                                   -------
                                                                   451,372
                                                                   =======
LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIENCY):

Current Liabilities:
   Convertible subordinated notes payable                         556,479
   Notes payable                                                  113,801
   Notes payable (secured)                                        350,000
   Accounts payable and accrued expenses                          604,573
   Deferred compensation                                          791,915
   Accounts payable - post bankruptcy                               2,102
   Notes payable - post bankruptcy                                 32,500
                                                                  -------
       Total current liabilities                                2,451,370


Secured convertible notes payable                                 875,003
Junior subordinated convertible notes                           1,889,108
                                                                ---------
          Total liabilities                                     5,215,481
                                                                ---------

Shareholdrs' equity (deficiency)
   Preferred stock                                                441,836
   Common stock; $.01 par value, authorized 20,000,000 shares
       2,085,600 shares issued and outstanding                    183,164
   Additional paid in capital                                   4,104,721
   Accumulated deficit                                         -9,493,830
                                                               ----------
      Net shareholders' equity (deficiency)                    -4,764,109
                                                               ----------
                                                                  451,372
                                                                  =======


               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                           For the three months ended  For the six months ended
                                  December 31,                  December 31,
                                   1996        1995          1996          1995
                                   ----        ----          ----          ----
Revenues                        203,340      84,505       234,661       124,242
Cost of Sales                     3,110      56,638        22,809        88,428
                                  -----      ------        ------        ------

      Gross profit              200,230      27,867       211,852        35,814
                                -------      ------       -------        ------
Expenses:
  General and administrative     22,857      16,711        48,565        44,883
  Sales and Marketing             6,910      30,413        10,957        75,405
  Engineering, research and
      development                24,278      39,173        42,648        75,203
                                 ------      ------        ------        ------
                                 54,045      86,297       102,170       195,491
                                 ------      ------       -------       -------

      Gain(Loss)from operations 146,185     -58,430       109,682      -159,677

Costs associated with bankruptcy 25,065        -           64,922          -

Interest expense, net              -         53,894           -         108,699
                                 -------     ------        ------       -------

           Net loss              121,120    -112,324       44,760      -268,376
                                 =======    ========       ======      ========

Net gain (loss) per common share    0.05       -0.05         0.02         -0.13
                                    ====       =====         ====         =====

Weighted average common shares
     outstanding               2,085,600     2,085,600  2,085,600     2,085,600
                               =========     =========  =========     =========


















             See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)
                                           For the six months ended December 31,
                                                      1996              1995
                                                      ----              ----
Cash flow from operating activities:

Net gain  (Loss)                                    44,760          -268,376
                                                    ------          --------

Adjustments to reconcile net loss to net cash
     used by operating activities:
Depreciation and amortization                       19,027            22,050
Notes and interest receivable from Officer             -              -6,436
(Increase) decrease in assets:
   Inventory                                         2,310             2,310
   Prepaid expenses                                    -               2,850
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses           -16,151            30,819
   Deferred compensation                            18,253            83,386
   Accrued interest                                    -             115,135
                                                    ------           -------
       Total adjustments                            23,439           250,114
                                                    ------           -------
       Net cash used by operating activities        68,199           -18,262
                                                    ------           -------
Cash flow from investing activities:

   Purchase of equipment                               -                -
                                                    ------           -------
       Net cash used for investing activities          -                -
                                                    ------           -------
Cash flow from financing activities:
   Issuance of secured notes                        28,661            10,455
   Issuance of notes payable                        32,500             7,500
   Issuance of preferred stock                       2,045               -

       Net cash provided by financing activities    61,161            19,000
                                                    ------            ------
       Increase (decrease) in cash position        129,360               738
Cash at beginning of period                          1,425               364
                                                   -------               ---
Cash at end of period                              130,785             1,102
                                                   =======             =====

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
           Interest                                   -                  -
           Income taxes                               -                  -






               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 1996
                                   (unaudited)

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

     On April 11, 1996 the Bankruptcy court granted the Company's motion to convert the Chapter 7 to a chapter 11 Bankruptcy. The Court set a date of August 14, 1996 for a scheduling order, when the Company is to have a Plan presented to the Judge.


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

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 is comprised of the following:

     Equipment                                                    $    271,559
     Furniture and fixtures                                             60,773
                                                             -----------------
                                                                       332,332
     Less accumulated depreciation and amortization                    317,511
                                                             -----------------

                                                                  $     14,821
                                                             =================

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Contingencies
- -------------
     BANKRUPTCY -  See Note 1 on this 10-QSB for comments.

     See Management Discussion and Analysis section on this Form 10-QSB, which is incorporated herein by reference.

     The Company has numerous commitments and contingent liabilities which are discussed in the 1994 Form 10-KSB, the June 30, 1997 KSB and elsewhere in the Management Discussion and Analysis section of this Form 10-QSB, which are incorporated herein by reference.

Pending Litigation
- ------------------
     With the current Bankruptcy situation, all creditors, stockholders, etc., are put on hold until such time as the Company has a Confirmed Plan of Reorganization under Chapter 11 Bankruptcy proceedings.. The Company is currently a party to several material pending legal proceedings. These legal issues will also be included in the proposed plan of reorganization.

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


NOTE 4 - GOING CONCERN AND MANAGEMENT'S PLANS

     Since the Company has been put into Chapter 11 bankruptcy, there are a number of issues that must be addressed in order for the Company to have a Confirmed Plan of Reorganization. In order to do so it will be necessary to have an agreement with the current creditors and stockholders of the company. Also, a major funder must be located to assist in funding a Plan of Reorganization. At January 31, 1997, no funder has agreed to participate with the Company in a restructuring or reorganizing plan.

Sale of Trade Mark and License to Mitsubishi Corporation.
- ---------------------------------------------------------
     On October 27, 1996 the Bankruptcy Court granted the Company's motion to sell its Japanese Trademark on the VERICODE(r) symbol to Mitsubishi Corporation and to sign a non exclusive License Agreement for sale of the Company's products in Korea and Taiwan. The Company received payment of $200,000 for the sale of the Trademark and will receive future royalties on sale of products in Korea and Taiwan. The $200,000 is intended to be used for continuing operations and to pay for the expenses relative to legal and other costs associated with the Bankruptcy. It is also expected that the $200,000 will be adequate funding until finances are available through the financing included in the Plan of Reorganization.

     The  accompanying   quarterly  unaudited  financial  statements  have  been
prepared contemplating continuation of the Company as a going concern.


NOTE 5 - SUBSEQUENT EVENTS

Disclosure Statement on the Plan of Reorganization
- --------------------------------------------------
     On January 22, 1997 the Company filed a Disclosure Statement with the Court. This Disclosure Statement included a preliminary Plan of Reorganization. HOMETREND and its affiliates, described as follows in the Disclosure Statement:

     "HOMETREND Inc. is a Nevada corporation, which in conjunction with Strategic Alliance Holding Corporation ("SAHC") and various joint venture partners, will provide the guarantee of payments to be made on the Effective Date of the Plan and will infuse into the Debtor either $2,000,000 in assets or an operating company with a net asset value of $2,000,000 (New Capital
Infusion). Neither HOMETREND nor any of its affiliates are insiders or affiliates of the Debtor".

     HOMETREND is also to supply adequate funding to pay the Administrative costs of the Plan.

     Generally, the Plan of Reorganization calls for the exchange of debt for equity, except for the Gant Group, which is to be paid in cash over a period of four years. It was considered by the Company that "The Gant Group" had a secured position on Company patents and therefore received different treatment than other creditors.

     Final details of a Plan proposed for confirmation is currently being worked on.


PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - December 31, 1996 compared to June 30, 1996.
- -------------------------------
     During the six months ended December 31, 1996, the Company received cash from revenues totaling $203,340, including the $200,000 for sale of the Trade Mark to Mitsubishi Corporation.. During the quarterly period, the Company had borrowed $16,000 from HOMETREND as a short term loan and repaid the money upon receipt of the money from Mitsubishi Corporation. In the six months ended

December  31, 1996 the  Company  received  new loans of $32,500  from the Bridge
Group.

     Having received the above noted money from Mitsubishi Corporation, the Company expects that it will have adequate funds for operations and payment of legal and other costs associated with the Bankruptcy to carry it until finances are available from the Plan of Reorganization.


     The following schedule shows the Company's debt amounts at December 31, 1996 and June 30, 1996. Except for certain adjustments to interest and the additional $32,500 received from the "Bridge Group" there have been no significant additions to debt during this period. Both Principal and Interest amounts owed are included in this schedule.

                     Debt category                       Dec. 31, 1996        June 30, 1996        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  Convertible subordinated notes payable                $       556,479              556,479                     $
                                                                                                                 -
  Notes payable                                                 146,301              113,801                32,500
  Notes payable with warrants                                   350,000              321,339                28,661
  Accounts payable and accrued expenses                         606,675              622,826              (16,151)
  Deferred compensation                                         791,915              773,662                18,253
  Secured convertible notes payable                             875,003              875,003                     -
  Junior subordinated convertible notes                       1,889,108            1,889,108                     -
                                                        ================     ================     =================
                                                          $   5,215,481         $  5,152,218          $     63,263
                                                        ================     ================     =================

     The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of December 31, 1996 and June 30, 1996.

                                       Dec. 31, 1996             June 30, 1996
                                       -------------             -------------
Working capital (deficit)              $  (2,302,323)            $  (2,366,110)


Financial and Operational Outlook
- ---------------------------------
     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year which the Company believes have increased that potential. Future royalties from Mitsubishi from the Korea and Taiwan license agreement are expected to be minimal for the first few quarters and then show an increasing amount as that business grows. Also, the Company's other non exclusive license agreements with another party working with several large companies in Korea with the possibility of business with them.



     Results of Operations - The six months ended  December 31, 1996 compared to
     ---------------------
and six months ended December 31, 1995.

     The Company had revenues of $203,340 during the six months ended December 31, 1996. The revenues for this period was primarily from $K200,000 sale of the Trademark to Mitsubishi Corporation. This compares to revenues of $124,242 for the six months ended December 31, 1995, which was derived from engineering services and from the sale of products. The revenues for the 1995 period was due to engineering services provided by former employees working on a contract with an Aerospace company on an experimental use of the Vericode Symbol on aircraft fueling in flight. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

     Operating expenses of the Company were reduced considerably during the six months ended December 31, 1996 compared to the six months ended December 31, 1995 due to an decrease in the number of employees in each category of expense.

                                                              For the six months ended
                    Expense category                     Dec. 31, 1996        Dec. 31, 1995        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  General and administrative                             $       48,565        $      44,883            $    3,683
  Marketing and advertising                                      10,957               75,405              (64,448)
  Engineering, research and development                          42,648               75,203              (32,555)
                                                        ================     ================     =================
                                                        $       102,170       $      195,491       $      (93,321)
                                                        ================     ================     =================

     Due to the Company's financial inability to pay employees, the former employees in the engineering department left the Company and formed their own engineering services company. This group has continued to perform services for Veritec on a contract basis. There is one employee in Administration presently working in the Company at December 1, 1996.

Capital Expenditures and Commitments
- ------------------------------------
     During the six months ended December 31, 1996, the Company had no purchases of capital equipment.. The Company believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.

Factors that may effect future results
- --------------------------------------
     A number of uncertainties exist that may effect the Company's future operating results. These uncertainties include the current Bankruptcy situation and uncertain general economic conditions, market acceptance of the Company's products and the Company's ability to manage the expense of its business.


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Chapter 11 Bankruptcy
- ---------------------
     On February 11, 1996 the Company received notice that a petition filed by creditors for Relief Under Chapter 7 of Title 11 of the United States Code was Granted and the Company was placed in Chapter 7 Bankruptcy.

     On April 11, 1996 the Bankruptcy court granted the Company's motion to convert the Chapter 7 to a chapter 11 Bankruptcy. The Court set a date of August 14 for a scheduling order, when the Company was to have a Plan presented to the Judge.

     A Disclosure Statement was filed with the Court on January 22, 1997. Amendments to the Disclosure Statement will be made based on review by the Trustee, the SEC and certain secured and other creditors.


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

     Since the Company is under the jurisdiction of the Bankruptcy Court, the case filed by the "Gant Group" against the Company was remanded from the Superior Court to the Bankruptcy Court.

     In July 1996, the Gant Group filed a motion in the Bankruptcy Court for Relief from the Automatic Stay provided by Chapter 11 rules. Their filing was to have a Stipulation of Judgment to Foreclose the Security Interest in the Company's Patents. On July 25, 1996 the Court denied the motion for Relief of Stay.


Possible unasserted claims
- --------------------------
     The Company expects that any unasserted claims will be included in the Plan of Reorganization and handled according to the Plan.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.      None

ITEM 5.  OTHER INFORMATION.            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         1. Order granting debtor's motion to sell its Japanese Trademark to Mitsubishi Corporation.

         2. A copy of the AGREEMENT - Sale of VERICODE symbol Trademark to Mitsubishi Corporation.

         3. A copy of the TRADEMARK LICENSE AGREEMENT - a non-exclusive license for sale of products in Korea and Taiwan.

    (b)   Reports on Form 8-K:    None



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    VERITEC INC.
                                             -------------------------
                                                    (Registrant)

Date:         August 15, 1999
     -----------------------------


                                      By:____________________________
                                            Jack E. Dahl
                                            Chief Financial Officer
                                            and Chief Accounting Officer

   ||                                                                          |
  1||LARRY W. SMITH, ESQUIRE, No. 89148     --------------------------------   |
   ||Member of SMITH & STARK                |          FILED               |   |
  2||Attorneys at Law                       | |--------------------------| |   |
   ||3550 Wilshire Blvd., Suite 1760        | |    OCT 27 1996           | |   |
  3||Los Angeles, CA 90010-2524             | |--------------------------| |   |
   ||(213) 383-2222                         | CLERK, U.S.BANKRUPTCY COURT  |   |
  4||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
   ||                                       | BY               COUNTY CLERK|   |
  5|| Attorney for   Debtor                 |------------------------------|   |
   ||VERITEC, INC.                          --------------------------------   |
  6||                                       |         ENTERED              |   |
   ||                                       | |--------------------------| |   |
  7||                                       | |    OCT 30 1996           | |   |
   ||                                       | |--------------------------| |   |
  8||                                       |CLERK, U.S.BANKRUPTCY COURT   |   |
   ||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
  9||                                       |BY                COUNTY CLERK|   |
 10||                                       |------------------------------|   |
 11||                    UNITED STATES BANKRUPTCY COURT                        |
   ||                                                                          |
 12||                    CENTRAL DISTRICT OF CALIFORNIA                        |
   ||                                                                          |
 13|| In Re:                   )    CASE NO. SV95-17978-AG                     |
   ||                          )    CHAPTER 11                                 |
 14|| VERITEC, INC., a Nevada  )                                               |
   || corporation,             )    ORDER GRANTING DEBTOR'S MOTION TO          |
 15||                          )    SELL ITS JAPANESE TRADEMARK TO             |
   ||               Debtor.    )    MITSUBISHI CORPORATION AND REQUEST FOR     |
 16||                          )    PERMISSION TO ENTER INTO AN EXCLUSIVE      |
   ||                          )    LICENSING AGREEMENT WITH MITSUBISHI        |
 17||                          )    CORPORATION OTHER THAN IN THE NORMAL       |
   ||                          )    COURSE OF BUSINESS                         |
 18||                          )                                               |
   ||                          )    Date:    October 9, 1996                   |
 19||                          )    TIME:    2:00 p.m.                         |
   ||                          )    PLACE:   CTRM 302                          |
 20||__________________________)         21041 Burbank Blvd.                   |
   ||                                    Woodland Hills, CA 91367              |
 21||     Debtor's Motion to sell its trademark in Japan to Mitsubishi         |
   ||                                                                          |
 22|| Corporation and for permission to enter into an exclusive licensing      |
   ||                                                                          |
 23|| agreement with Mitsubishi for the sale of its products in Japan other    |
   ||                                                                          |
 24|| than in the normal course of business, came on for hearing before the    |
   ||                                                                          |
 25|| Honorable Arthur Greenwald, United States Bankruptcy Judge of the above- |
   ||                                                                          |
 26|| entitled Court, on October 9, 1996 at 2:00 p.m.                          |
   ||                                                                          |
 27|| Appearances are noted on the record.                                     |
   || Debtor; Alan Sarver, Esquire, appeared                                   |
 28||                                                                          |
   ||                                     1                                    |

   ||                                                                          |
   ||                                                                          |
  1||     The Court having reviewed the Motion and other pleadings             |
   ||                                                                          |
  2|| filed with respect thereto; having considered the oral                   |
   ||                                                                          |
  3|| presentations of all appearing parties; based upon the other             |
   ||                                                                          |
  4|| pleadings on file in this case, finding that adequate and proper         |
   ||                                                                          |
  5|| notice of the Motion has been given as required by the Bankruptcy        |
   ||                                                                          |
  6|| Code (11 U.S.C.), the Federal Rules of Bankruptcy Procedure and          |
   ||                                                                          |
  7|| the Local Bankruptcy Rules, and good cause appearing therefore,          |
   ||                                                                          |
  8||     IT IS HEREBY ORDERED THAT:                                           |
   ||                                                                          |
  9||     1.   The Detor is granted permission to sell its trademark           |
   ||                                                                          |
 10|| in Japan to Mitsubishi Corporation; and                                  |
   ||                                                                          |
 11||     2.   The Debtor is granted permission to enter into the              |
   ||                                                                          |
 12|| licensing agreement with Mitsubishi for the sale of its products         |
   ||                                                                          |
 13|| in Japan under the terms of the agreement, a copy of which is            |
   ||                                                                          |
 14|| attached hereto as Exhibit A.                                            |
   ||                                                                          |
 15||                                                                          |
   ||                                                                          |
 16|| DATED:   OCT 27 1996                      ARTHUR GREENWALD (STAMP)       |
   ||                                         -------------------------        |
 17||                                         HONORABLE ARTHUR GREENWALD       |
   ||                                         U.S. BANKRUPTCY JUDGE            |
 18||VERITEC\licens.ord                                                        |
   ||                                                                          |
 19||                                                                          |
   ||                                                                          |
 20||                                                                          |
   ||                                                                          |
 21||                                                                          |
   ||                                                                          |
 22||                                                                          |
   ||                                                                          |
 23||                                                                          |
   ||                                                                          |
 24||                                                                          |
   ||                                                                          |
 25||                                                                          |
   ||                                                                          |
 26||                                                                          |
   ||                                                                          |
 27||                                                                          |
   ||                                                                          |
 28||                                                                          |
   ||                                                                          |
   ||                                   2                                      |

________________________________________________________________________________
|In re                                       | CHAPTER 11 CASE NUMBER:         |
|                                            | SV95-17978-AG                   |
| VERITEC, INC.                              |                                 |
|____________________________________________|_________________________________|


                      NOTICE OF ENTRY OF JUDGMENT OR ORDER
                           AND CERTIFICATE OF MAILING

TO ALL PARTIES IN INTEREST ON THE ATTACHED SERVICE LIST:

1. You are hereby notified, pursuant to Local Bankruptcy Rule 116(1)(a)(iv), that an order entitled (specify):

     ORDER GRANTING DEBTOR'S MOTION TO SELL ITS JAPANESE TRADEMARK TO MITSUBISHI CORPORATION AND REQUEST FOR PERMISSION TO ENTER INTO AN EXCLUSIVE LICENSING AGREEMENT WITH MITSUBISHI CORPORATION OTHER THAN IN THE NORMAL COURSE OF BUSINESS

     was entered on (specify date):     OCT 30 1996

2. I hereby certify that I mailed a copy of this notice and a true copy of the order or judgement to the persons and entities on the attached service list on (specify date): OCT 30 1996


Dated:    OCT 30 1996                   JON D. CERETTO
                                        Clerk of the Bankruptcy Court

                                        By: (Signature-Nancy Monroy)
                                           -------------------------
                                             Deputy Clerk











_______________________________________________________________________________
Rev. 6/95  This form is optional. It has been approved for use by the     110
United States Bankruptcy Court for the Central District of California

                                   AGREEMENT

This Agreement made and entered into as of this 8th day of August, 1996, by and
                                                ---        ------
between Veritec Inc., a corporation duly registered and existing under the laws of the State of Nevada and duly registered in California having its principal place of business at 26540 Agoura Rd. Suite 205A, Calabasas, California 91302 USA (hereinafter referred to as "VTC") and Mitsubishi corporation, a corporation duly organized and existing under the laws of Japan having its principal place of business at 6-3, Marunouchi 2-chome, Chyoda-ku, Tokyo 100-86, Japan hereinafter referred to as "MC").

                                  WITNESSETH:

WHEREAS; VTC possesses certain concepts and technical information relating to the basic structure of VeriCode(R) Symbol, primary technical concept of VeriCode Symbol readers, and examples of VeriCode System application (all such information is hereinafter collectively referred to as the "Technical Information") which is more specifically described in Exhibit A attached hereto, and owns the trademark for sole and exclusive use only in Japan (hereinafter called the "Trademark") which is more specifically described in Exhibit B attached hereto; and

WHEREAS; VTC has provided MC with certain Technical Information in order for MC to commercialize the VeriCode marking devices, reading devices, encode and decode software and related application software products (hereinafter called the "Products"); and

WHEREAS; MC desires to purchase from VTC the Trademark; and

WHEREAS; VTC, being aware of MC's experience, financial capabilities and its ability to commercialize the Products, is willing to transfer the Trademark to MC on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the covenants, agreements, representations and warranties contained in this Agreement, the parties hereto hereby agree as follows:

Article 1.(Services/Sale and Transfer of the Trademark)
- -------------------------------------------------------
1.1 The parties hereto hereby agree and acknowledge that VTC, pursuant to MC's request, has provided MC with the Technical Information (hereinafter called the "Services") for the sole purpose of MC to commercialize the Products, and MC has developed certain know-how with respect to the Products. Accordingly, in consideration for the Services
                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW
     provided by VTC, MC hereby agrees to pay a service fee as set forth in
     Article 2.1 below

1.2 VTC hereby agrees to sell, convey, transfer assign and deliver to MC and MC hereby agrees to purchase from VTC, all of its rights, title and interest in the Trademark in accordance with the terms set forth in Article 2.2 below.


1.3 VTC hereby agrees to grant MC, upon MC's request, with a non-exclusive license to use VTC's patent owned by VTC in the United States of America or the same patent to be registered in any other countries, territories, nations or areas (hereinafter called the "Patents") to develop and manufacture the Products in the United States of America or such other countries, nations, territories or areas including the right to grant a sublicense thereof to develop and manufacture the Products. The term of the Patents license shall be at least ten (10) years which the license be automatically renewed for another period of ten (10) years and any extension thereof. VTC and MC hereby agree that the consideration stipulated in Article 2 below shall be the sole consideration payable by MC and other than the payments in Article 2 hereof, MC shall not be obligated or liable in any way to pay any other sum, amounts, royalty or payments to VTC for the Patens license hereunder. for avoidance of doubt, the non-exclusive license granted to MC under this Article 1.4 shall be limited to the development and manufacture of the Products and shall not include the license to sell the Products unless otherwise set forth in this Agreement.

1.4 VTC hereby acknowledges and agrees that MC has sold and can sell the Products in Japan. VTC further acknowledges and agrees that MC has sold and can sell the Products to the liquid crystal display panel market in Korea and Taiwan. For these purposes, VTC shall cause the same trademark in English and in Korean or Chinese as the case may be, as the Trademark to be registered within the Republic of Korea and Taiwan under the name of VTC at the costs of VTC. VTC hereby grant a non-exclusive license to MC with the right to grant a sublicense to use such trademards on or in connection with certain Products in Korea or Taiwan as the case may by. The term of the trademark license in Korea shall be and Taiwan shall be at least ten
     (10) years following the execution of this Agreement. VTC agrees to register the trademark license at the Patent Office or other relavant agency of Korea and Taiwan as the case may be, at the costs of MC as soon as practically possible after the completion of the trademark registration. VTC and MC hereby agree that the consideration for the trademark license hereunder shall be separately agreed by the parties hereto. For this purpose, the parties shall enter into a trademark license agreement.

                                                            8/8/8
                                                              RS
                                                            8/8/96
                                                              JW

Article 2. (Payment)
- --------------------

2.1 As full and entire consideration for the Services provided by VTC, MC shall pay to VTC the total sum of fifty-five thousand and five hundred United States Dollars only (US$55,500.00)

2.2 As full and entire consideration for the transfer of the Trademark by VTC to MC, MC shall pay to VTC the total sum of one hundred sixty-six thousand and five hundred United States Dollars only (US$166,600.00)

2.3 Notwithstanding Article 2.2 above, MC hereby agrees that in the event VTC determines to make fully public domain certain Technical Information, which is more specifically described in Exhibit C attached hereto (the "Public Domain Information"),by means of applying automatic Identification Manufacturers International (the "AIMI") which costs and expenses shall be borne and paid by VTC, MC hereby agrees to pay an additional amount of one hundred and twenty-four thousand United States Dollars only (US$166,500.00) set forth in Article 2.2 above.

2.4 The payments under Articles 2.1 and 2.2 shall be effected by MC within fourteen (14) days after the date of MC's receipt from VTC of bills of sale and other instruments of assignment and transfer of the Trademark, by means of telegraphic transfer remittance to the bank account designated by VTC in writing. In the event VTC determines to make fully public domain certain Technical Information in accordance with Article 2.3 above, the payments under Articles 2.3 shall be effected by MC within fourteen (14) days after the date of MC's receipt from VTC of all the necessary documents and information for the application to AIMI of the Public Domain Information. VTC shall, upon its receipt of each payment hereof, deliver to MC a receipt of each price referred to in Articles 2.1, 2.2 and 2.3 of this Agreement.

2.5 If the withholding tax is levied by the Japanese Government in connection with the payment under this Article 2, MC shall deduct such withholding tax respectively from the amount of payment, and shall send to VTC, without delay, a certificate which shows the payment of such withholding tax.

Article 3. (Representations and Warranties)
- -------------------------------------------
 3.1 Each party represents and warrants to the other party as follows:
                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

  3.1.1 It is duly organized, validly existing and in good standing under the laws of the state of its incorporation, and has full corporate power and authority to conduct its business as now conducted, and, if applicable, is qualified to do business in each state in which it is required to be qualified to carry on its business as conducted on the date of execution of this Agreement.
  3.1.2 It has full corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby, and the execution, delivery and performance of this Agreement has been duly authorized by all necessary corporate action by it, and has been duly executed and delivered by it, and constitutes the legal, valid and binding obligation of it enforceable against it in accordance with its terms.

  3.1.3 Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby will conflict with or violate (a) any provision of its certificate or articles of incorporation or by-laws, (b) any law, regulation, order of judgement aplicable to it, or (c) any contract, agreement, license or other instrument or obligation to which it is a party or by which it or its assets are bound.

3.2 The parties hereby agree that the Products, any and all patent, utility model right, design right, copyright and other intellectual properties developed by MC in the course of or in connection with the development of the Products shall belong to MC.

Article 4. (Prepresentations and Warranties of VTC)
- ---------------------------------------------------
VTC represents and warrants to MC as follows:

4.1 VTC has the full and unrestricted right and power to sell, convey, transfer and assign the Trademark to MC and to grant non-exclusive license to use the Patents in a manner set forth herein. The use of the Trademark and/or the Patents has not infringed and is not now infringing any trademark, patent or other proprietary rights belonging to any third party. VTC is not a party to any license or otherwise, with respect to the Trademark.

4.2 VTC shall have pssession of and good and marketable title to the Trademard and the Patents free and clear of any mortgages, pledges, liens, encumbrances, charges, title retention arrangements or other security arrangements, or any other debts whatsoever.

4.3 The consummation of the transactions contemplated by this Agreement; (a) will not result in any violation or breach of, or of the terms, conditions or provisions of any indenture, mortgage, deed of trust, security, lease, or other agreement or instrument to
                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW
     which VTC is a party or by which any of its properties are bound; and (b) is not prohibited by or has violated or will violate any law or any order, regulation, judgement, writ or injunction of any court, commision, regulatory body, administrative agency or other governmental body having jurisdiction over VTC or any of its properties, assets or operations.


Article 5, (Conditions Precedent to MC's Performance)
- -----------------------------------------------------
The obligation of MC to purchase the Trademark pursuant to this Agreement are subject to the satisfaction at or before the date of this Agreement (hereinafter defined) of all the conditions set out below. MC may waive any or all of these conditions in whole or in part without prior notice; provided, however, that no such waiver of condition shall constitute a waiver by MC of any other rights or remedies, at law or in equity, warranties or covenants under this Agreement.

5.1 All of the representations and warranties of VTC set forth in this Agreement shall be true in all material respects, both on the date hereof and at the date of this Agreement.

5.2 No litigation or other proceeding shall have been instituted or threatened pertaining to the transaction thereof.

5.3 The execution and delivery of this Agreement and the performance of its covenants and obligations under it shall have been duly authorized by all necessary corporate action and MC shall have received copies of all resolutions pertaining thereto, certified by VTC's secretary.

Article 6. (Sale of Products to VTC)
- ------------------------------------
Upon VTC's request, MC hereby agrees to sell on the most favorable terms and conditions and VTC agrees to purchase the Products including any Products to be developed and manufactured by MC from time to time, provided, however, that the both parties have agreed on such terms and conditions.

Article 7. (Indemnity)
- ----------------------
VTC shall hold MC harmless from any claims, demands, losses, costs expenses, obligations, liabilities, damages, recoveries and deficiencies including interest, penalties and reasonable attorney's fees, that it shall incur or suffer, which may arise, result from or relate to any breach of or failure by VTC to perform any of its representtions, warranties, covenants or agreements in this Agreement or in any schedule, certificate, exhibit or other instrument furnished or to be furnished by them under this Agreement.
                                                            8/8/96
                                                              RS
                                                            8/8/96
                                                              JW

Article 8. (Third Party Claims)
- -------------------------------
VTC shall fully cooperate with and assist MC in defending against any and all third party claims resulting from any actual or alleded infringement of intellectual property rights of any third party due to MC's use of the Trademark or the Patents, licensed by VTC to MC pursuant to Articles 1.2 and 1.4 above. Specifically, VTC shall provide MC with any and all documentary evidence available to VTC, as well as oral testimony, which may serve to prove MC's ownership of the Trademark and the right to use the Patents, as the case may be.
Article 9.(Assignment)
- ----------------------
Neither this Agreement nor any right or benefits hereunder shall be assignable or transferable to any third party, in whole or in part, by either party without the prior written consent of the other party.

Article 10. (Waiver of Compliance)
- ----------------------------------
Any failure by either party hereto to enforce, at any time or for any period of time, any of the provisions of this Agreement shall not constitute or be construed as a waiver of that party's right thereafter to enforce each and every provision of this Agreement.

Article 11. (Termination)
- -------------------------
If any party materially defaults in the due and timely performance of any of its warranties, covenants or agreements under this Agreement, non-defaulting party may give notice of termination of this agreement, in the manner provided for in
Article 15 below. The notice sall specify with particularity the default or defaults on which the notice is based. the termination shall be effective thirty (30) days after the date of such notice, unless the specified default or defaults have been cured on or before this effective date for termination.

Article 12. (Arbitration)
- -------------------------
All disputes that may arise underor in relation to this Agreement shall be settled exclusively by arbitration. the arbitration shall be conducted in Los Angeles, California in accordance with the Rule of Arbitration and Conciliation of the International Chamber of Commerce, Paris, by one or more arbitrators appointed in accordance with said Rules. the arbitration proceedings shall be conducted in English except for any documentary evidence which may be submitted in its original language. the arbitration decision or award shal be final and binding on the parties and enforceable by any court with jurisdiction over the parties.

Article 13. (Negation of Agency Relationship)
- ---------------------------------------------
Nothing contained in this Agreement nor anything done by either party in the discharge of its obligations hereunder shall be deemed to constitute either party the agent of the other in any sense.
                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

Article 14. (Competition)
- --------------------------
The parties hereby agree and acknowledge that neither VTC nor MC is prohibited from selling, handling or otherwise dealing in any products which are directly or indirectly competitive with the Products, provided, however, that MC shall not develop any multi dimensional, machine-readable matrix symbology and sell products related to such symbology developed by MC (the "Related Products") for the period of ten (10) years from the date of this Agreement without the prior written consent of VTC. Notwithstanding the foregoing, the parties hereby agree that the following products are excluded from the Related Products and that MC shall neither be prohibited nor restricted from developing, selling or otherwise handling such products so excluded from the Related Products:

     (a) one dimensional bar-codes;
     (b) public domain 2D codes, including, without limitation, code 16K, Code One, MaxiCode, Data Matrix and PDF 417; (for avoidance of doubt, public domain code by Automatic Identification Manufacturers International ("AIMI");
     (c) optical character recognition; and
     (d) Related Products already handled by MC on the date of this Agreement.

Article 15. (Notices)
- ---------------------
any notice required or contemplated hereunder shall be in english and shall be deemed given when sent by registered airmail, telex, telegram or telecopy, and properly addressed as follows:

  If to VTC:   Veritec, Inc.
               26540 Agoura Rd. Suite 205A, Calabasas, CA 91302 USA
               Attention:     Jack E. Dahl, President
               Telecopier:    (818)880-4637

  If to MC:    Mitsubishi Corporation
               6-3, Marunouchi 2-chome, Chiyoda-ku, Tokyo, 100-86 Japan
               Attention:     General Manager, Motor Vehicle Dept. D
               Telex:         MCTOK X J 33333
               Telecopier:    (813)3210-8849

Article 16. (Secrecy)
- ---------------------
VTC and MC shall treat as confidential any and all the verbal and written information designated as confidential, exchanged between the parties hereto and shall not disclose to any
                                                            8/8/96
                                                              RS
                                                            8/8/96
                                                              JW
third party without obtaining prior written consent of the other party. The parties further agree that the confidential obligation set forth in the immediately preceding sentence shall not apply to any information which (i) is known to the parties hereto at the time of its receipt; (ii) is or becomes generally available to the public through no fault of the parties hereto; (iii) is received from any third party having the right to disclose such information; or (iv) is approved for release by written authorization of the other party.

Article 17. (Governing Language and Law)
- ----------------------------------------
17.1 This Agreement is executed in English as the controlling text, and it shall be governed by and interpreted in accordance with the laws of the United States and the State of California.

17.2 This Agreement shall be construed no more strictly against one party than the other party, regardless of which party drafted this Agreement.

Article 18 (Entire Agreement and Modification)
- ----------------------------------------------
This Agreement constitutes the entire and only agreement between the parties hereto relative to the subject matter hereof and supersedes and cancels all previous agreements, negotiations, commitments and writings relative to the subject matter hereof entered into between the parties hereto and my not be changed or modified in any manner other than in a writing signed by the authorized officer or representative on behalf of each of the parties hereto on or after the date of execution of this Agreement.

Article 19. (Severability of Provisions)
- ----------------------------------------
If any of the provisions of this Agreement shall be declared to be invalid or unenforceable by judicial or administrative decision, any such provision shall be deemed deleted and shall not in any way affect the validity or enforceability of any other provision of this Agreement. The remaining provisions shall remain in full force and effect, provided that to the extent practicable any invalid or unenforceable provision shall have been replaced by a valid and enforceable provision which comes closest to the original intention of the parties.

Article 20. (Effect of Headings)
- --------------------------------
The headings of the Articles of this Agreement are for the convenience of reference only, and shall not in any way affect the meaning or interpretation of any of the provisions of this Agreement.
                                                            8/8/96
                                                              RS
                                                            8/8/96
                                                              JW

Article 21. (Counterparts)
- --------------------------
This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute a single agreement.

Article 22. (Approval)
- ----------------------
This Agreement is all subject to the approval of the United States bankruptcy Court.



INWITNESS WHEREOF, the parties hereto have caused this Agreement to be executed in duplicate originals by their duly authorized representatives as of the day and year first above written.





Veritec, Inc.                           Mitsubishi Corporation

(Signature-Jack E. Dahl)
Jack E. Dahl                            G. Shintani
President and CEO                       General Manager
                                        Motor Vehicle Department D






                                                                 8/8/96
                                                                   RS
                                                                 8/8/96
                                                                   JW

                                   EXHIBIT A

Technical Information

1. Basic structure of VeriCode Symbol.
                                   o
2. Primary technical concept of 360  rotation decoding.

3. Various methods of marking VeriCode Symbol.

4. Primary technical concept of VeriCode Symbol readers.

5. Examples of VeriCode System application.

































                                                            8/8/96
                                                              RS
                                                            8/8/96
                                                              JW

                                   EXHIBIT B



(This page is mostly in Japanese)














































                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

                                   EXHIBIT C


Public Domain Information

                                [TO BE PROVIDED]









































                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

                          TRADEMARK LICENSE AGREEMENT

This Agreement made and entered into as of this 8th day of August, 1996, by and
                                                ---
between Veritec Inc., a corporation duly registered and existing under the laws of the state of Nevada and duly registered in California having its principal place of business at 26540 Agoura Rd. Suite 205A, Calabasas, California 91302 USA (herinafter called "VTC") and Mitsubishi Corporation, a corporation duly organized and existing under the laws of Japan having its principal place of business at 6-3, Marunouchi 2-chome, Chiyoda-ku, Tokyo 100-86, Japan (hereinafter called "MC").

                                   WITNESSETH:

WHEREAS; VTC possesses all right, title and interest in and to the Trademark (as hereinafter defined) and has the right to grant license under such Trademark; and

WHEREAS; MC desires to secure certain license to use the Trademark including the right to sublicense thereunder; and

WHEREAS, VTC, being aware of MC's experience, financial capabilities and its marketing ability of the Products (as hereinafter defined), is willing to grant certain license to MC on the terms and conditions set forth herein.

NOW THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:

Article 1 (Definitions)
- -----------------------
The following terms as used in this Agreement shall have the meanings specified below:

     (a) "Products" shall mean the VeriCode marking devices, encode and decode software and related application software products sold or to be sold by MC.
     (b) "Territory" shall mean the territories of the Republic of Korea and Taiwan.
     (c) "Trademark" shall mean VTC's registered Trademark "VeriCode" as shown in the Exhibit attached hereto.
     (d) "Decoding Software" shall mean VeriCode decoding softwares which are developed for the general image processing boards and devices.
     (e) "Reading Devices" shall mean reading devices which are developed for decoding VeriCode symbol.
                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

     (f) "Net Sales Amount" shall mean the aggregate sales price of the Decoding Software and the Reading Devices sold and delivered by MC in each of the calendar quarters during the term of this Agreement.


Article 2 (License of Trademark)
- --------------------------------
2.1 VTC hereby grants MC a non-exclusive license,with the right to grant sublicense, to use the Trademark in conjunction with the distribution, sale, offering for sale, advertisement and promotion of the Products in the Territory subject to the provisions hereof during the term of this Agreement. VTC hereby agrees to register the Trademark license hereunder at the Patent Office or other relevant agency of Korea and Taiwan. MC shall bear and pay for all the costs and expenses for the said registration of the Trademark license.

2.2 During the term of this Agreement or after the expiration or termination thereof, MC shall not sell or offer for sale the Products and any other products under the Trademark, labels, markings or package designs confusingly similar to any of the Trademark, labels, markings or package designs used by MC hereunder.

2.3 VTC hereby represents and warrants that VTC has an exclusive right, title and interest in and to the Trademark and validly regitered at the relevant Korean and Taiwanese Trademarks Offices.

2.4 Any permit or other approval required by the governmental authorities in the Territory, if any, for the license of the Trademark granted hereunder shall be obtained by MC at its expenses.

Article 3 (Consideration)
- -------------------------
3.1  In consideration of the non-exclusive license granted to MC purusant to
     Article 2.1 above, MC shall pay to VTC the following royalty (hereinafter called the "License Fee"):

     (a) The total sum of one thousand seven hundred and fifty United States Dollars only (US#1,750.00) for the Products (ten (10) VS-F200s and eight (8) VS-F300s) sold and delivered by MC (hereinafter called the "Front End License Fee").
     (b) Three point three percent (3.3%) of the Net Sales Amount of all the Decoding Software and Reading Device sold my MC (herinafter called the "Running License Fee").
3.2 (a) MC shall, within fourteen (14) days after the date of this Agreement, pay to VTC the Front End License Fee in accordance with the terms set forth in Article 3.3 below.
     (b) MC shall, within thirty (30) days after the end of each calendar quarter pay to VTC the
                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW
          aggregate amount of the Running License Fee which has been accrued during such calendar quarter in accordance with the terms set forth in
          Article 3.3 below.

3.3 The License Fee to be paid by MC to VTC under this Agreement shall be made in United States Dollars to VTC's bank account as designated by VTC in writing. VTC may audit MC's books and records to confirm the correctness and completeness of the License Fee payable to VTC. Such an audit will occur not more frequently than once every twelve (12) month period. VTC will give MC at least fifteen (15) days prior written notice of such audit. Audits will be conducted during the normal business hours at a pace and in a manner that minimizes disruption to MC's business activities. All information ov MC available to VTC or its auditors is deemed as the confidential information. VTC shall bear and pay for all the costs and expenses associated with the audit (hereinafter called the "Audit Expenses"), provided, however, that in the event that VTC discloses that unpaid License Fee during the prior twelve (12) months period exceeds US$5,000.00, MC shall bear and pay for the Audit Expenses.

3.4 If the withholding tax is levied by the Japanese Government in connection with the payment of the License Fee, MC shall deduct such withholding tax respectively from the amount of payment, and shall send to VTC, without delay, a certificate of showing the payment of such withholding tax.

Article 4 (Term and Termination)
- --------------------------------
4.1 This Agreement shall become effective on the date of this Agreement and shall remain in full force for a period of ten (10) years.

4.2 Each party shall, without prejudice to any other remedies available to such party, have the right to terminate this Agreement at any time by giving the other party a written notice, if the other party commits any breach or fails to observe or to perform any of the provisions of this Agreement, and such breach or failure shall not have been cured within sixty (60) days after the date of a written notice of such breach or failure given by the non-defaulting party.

4.3 VTC shall have the right to terminate this Agreement, without liability for indemnification to MC, by giving MC a written notice to the effect, in case any of the following events shall have occurred on the part of MC:
     a) Insolvency, bankruptcy, corporate reorganization or liquidation or appointment of receiver or trustee;
                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

     b)   Attachment, sequestration, garnishment or seizure of MC's assets;
     c)   Assignment or transfer of all or part of MC's business; or
     d) Any important changes affecting the ownership, management or control of MC which VTC judges after a careful consideration to be adverse to the performance of provisions of this Agreement or otherwise detrimental to VTC's interests.

4.4 The party who is not in default in Article 4.2 above shall have the right to suspend its performance or fulfillment of any obligation set forth in this Agreement, without liability for indemnification to the defaulting party, for the period from the date of the written notice of Article 4.2 above to the date of the adequate correction of the failure, delay and/or violation by such defaulting party.

Article 5 (Effect of Termination)
- ---------------------------------
5.1 No expiration or earlier termination of this Agreement shall release either party from any liability which at such time has already accrued to the other party, or in any way affect the survival of any right, duty or obligation of either party which is intended to survive termination; privided, however, that upon termination of this Agreement by VTC or MC pursuant to Article 4.2 or 4.3 the other party shall immediately perform and fulfill all the outstanding monetary obligations under this Agreement.

5.2 Upon termination of this Agreement, MC shall remove or withdraw or cause to be removed or withdrawn immediately all advertisement, notices, references and representation with respect to the Products (except to the extent allowed by Article 5.3 below), at its own expense, and shall discontinue the use of the Trademark which is permitted to be used pursuant to Article 2, for any purpose whatsoever except for the purpose of and to the extent necessary for the sale of the Products permitted under Article 5.3 below.

5.3 Notwithstanding anything to the contrary herein contained, except in the case of the earlier termination due to causes attributable to VTC, MC may, during the period of six (6) months from the termination, sell, advertise or solicit orders for the Products, which remain unsold or in the production process at the time of termination of this Agreement. MC shall refrain from selling, advertising and soliciting orders for the Products in any manner whatsoever after such six (6) month period elapses or after such earlier termination due to causes attributable to MC, as the case may by. The terms and conditions set forth in Articles 2,3,4,5,6,7,8,9,10,11,12 and 13 of this Agreement shall apply mutatis mutandis to said sales,
                                      ----------------
     advertising and soliciting orders. The permission for sales, advertising and soliciting orders hereunder after the termination of this Agreement shall not be construed as a renewal or extension of this

                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

     Agreement nor as a waiver of termination.


Article 6 (Force Majeure)
- -------------------------

Neither party shall be responsible for failure or delay to comply with this Agreement, in case such failure or delay is caused by fire, flood, strikes, labor trouble or other industrial disturbances, inevitable accidents, war riots, civil commotion, embargoes, blockades, prohibition of civil, naval,or military authorities, or any other causes beyond the control of the party. In such cases, performance by such party of this Agreement shall be suspended with out liability for indemnification to the extent of affected performance and for the period of delay reasonably attributable to such causes, including without limitation recovery time. the provisions of this Article 6 shall not apply to any monetary obligation hereunder.

Article 7 (Hold Harmless and Limitation of Liability)
- -----------------------------------------------------
7.1 During the term of this Agreement and thereafter, MC agrees to hold VTC harmless against claim or demand for damages, losses or costs and any other claim or demand of third parties, arising out of the sale of, improper repair or replacement service of, or advertising of the Pruducts made by MC or in connection wiht this Agreement, or the Products or for whatever reason. MC shall pay and indemnify VTC for any awards assessed against VTC and/or expense of defense in any suits or proceedings instituted against VTC.

7.2 During the term of this Agreement and thereafter, unless otherwise specifically and explicitly set forth in this Agreement, VTC shall not be liable for any damage or loss of whatever kind, direct or indirect, including but not limited to loss of profit, or consequential or incidental damage, arising out of or in connection with this agreement, the Products or for whatever reason.

7.3  The remedies provided for in this Agreement shall be cumulative.








                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

Article 8 (Legal Relationship Between VTC and MC)
- -------------------------------------------------
This Agreement shall not constitute either of VTC and MC the legal representative or agent of te other, nor shall either of VTC and MC have the right to assume, create or incur any liability or any obligation of any kind, express or implied, against or in behalf of the other.

Article 9 (Non-waiver)
- ----------------------
No failure to exercise or no delay in exercixing any right under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any such rights thereunder preclude any other or further exercise of such rights or the exercise of any other rights.

Article 10 (Headings)
- ---------------------
The headings to Articles or elsewhere in this Agreement are only for convenience of reference without forming a part of this Agreement and shall not in any way affect the interpretation thereof.

Article 11 (Governing Language and Law)
- ---------------------------------------
11.1 This Agreement is executed in English as the controlling text, and it shall be governed by and interpreted in accordance with the laws of the United States and the State of California.

11.2 This Agreement shall be construed no more strictly against one party than the other party, regardless of which party drafted this Agreement.

Article 13 (Arbitration)
- ------------------------
all disputes, controversies or differences which may arise, during the term of this Agreement or thereafter, between the parties hereto out of or in connection with this Agreement or for the breach thereof, shall be finally settled by arbitration in Los Angeles, California in accordance with the Rules of Arbitration and Conciliation of the International Chamber of Commerce, Paris, by one or more arbitrators appointed in accordance with said Rules. The arbitration proceedings shall be conducted in English except for any documentary evidence which may be submitted in its original language. the arbitration decision or award shall be final and binding on the parties hereto and enforceable by any court with jurisdiction over the parties hereto.

                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

Article 14 (Notice)
- -------------------
All notices, purchase orders, acceptance thereof, request, demands and other communications required by this Agreement shall be in writing in English and shall be sent by registered airmail or by telex or cable subject to confirmation by registered mail, tot he following address, unless otherwise designated or changed by written notice of the other party:

     If to VTC:     Veritec Inc.
                    26540 Agoura Rd., #205A
                    Calabasas, California 91302 U.S.A.
                    Attention: Jack E. Dahl, President
                    Telefax: (818) 880-4637

     If to MC:      Mitsubishi Corporation
                    6-3 Marunouchi 2-chome
                    Chiyoda-ku, Tokyo, Japan
                    Attention: General Manager, Motor Vehicle Dept. D
                    Telefax: (813)3210-8849

The communications shall be deemed to have been duly given and made, unless otherwise specifically provided in this Agreement, (i) when such registered airmail shall have been deposited in the mail, postage prepaid, or (ii) when such telex or cable shall have been received by the other party, subject to the confirmation thereof by registered mail, postage prepaid, within fifteen (15) days.

Article 14 (Entire Agreement And Modification)
- ----------------------------------------------
This Agreement is the final expression of the entire and only agreement of the parties with respect to the subject matter covered in this Agreement and supersedes all prior oral and written agreements, negotiations, commitments and representations with respect thereto, and is executed in duplicate originals of which one is left with VTC and the other with MC. This Agreement can not be modified except by mutual agreement signed by duly authorized representatives of the parties hereto.

Article 15 (Assignment)
- -----------------------
Neither party may, in whole or in part, assign this Agreement or any rights or obligations created thereunder to any third party, without the prior written consent of the other party.

                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

Article 16. (Approval)
- ----------------------
This Agreement is all subject to the approval of the United States bankruptcy Court.



IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the day and year first above written.





Veritec, Inc.                           Mitsubishi Corporation
(signature - Jack E. Dahl)


Jack E. Dahl                            G. Shintani
President and CEO                       General Manager
                                        Motor Vehicle Department D
















                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW

                                    EXHIBIT




(This page is basically in Japanese)





































                                                       8/8/96
                                                         RS
                                                       8/8/96
                                                         JW