Form 10QSB
period 1997-03-31
VERITEC INC
filed 1999-09-30
CIK 773318

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

- --------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
- -------  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,1997
                                                ---------------
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

        For the transition period from__________to___________

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
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes   No  X
                                             ---  ----
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of April 30, 1997 the Company had 2,085,600 shares of common stock outstanding.


         This document consists of 19 pages, including 7 exhibit pages.
                        The Exhibit index is on page 12.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                                     March 31,
                                                                        1997
                                                                        ----
ASSETS

Current Assets:
  Cash                                                                30,834
  Inventories                                                         18,262
                                                                      ------
     Total current assets                                             49,096

Intangible asset                                                       3,750
Furniture and equipment, net  (Note 2)                                13,577
Note and interest receivable from officer                            280,004
Deposits                                                                -
                                                                     -------
                                                                     346,427
                                                                     =======
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIENCY):

Current Liabilities:
  Convertible subordinated notes payable                             556,479
  Notes payable                                                      113,801
  Notes payable (secured)                                            350,000
  Accounts payable and accrued expenses                              604,573
  Deferred compensation                                              791,915
  Accounts payable - post bankruptcy                                   1,147
  Notes payable - post bankruptcy                                     32,500
                                                                      ------
          Total current liabilities                                2,450,415

Secured convertible notes payable                                    875,003
Junior subordinated convertible notes                              1,889,108
                                                                   ---------
       Total liabilities                                           5,214,526
                                                                   ---------
Shareholdrs' equity (deficiency)
 Preferred stock                                                     441,836
 Common stock;  $.01 par value, authorized 20,000,000 shares
      2,085,600 shares issued and outstanding                        183,164
   Additional paid in capital                                      4,104,721
   Accumulated deficit                                            -9,597,820
                                                                  ----------
      Net shareholders' equity (deficiency)                       -4,868,099
                                                                  ----------
                                                                     346,427
                                                                     =======




               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                          For the three months ended   For the nine months ended
                                       March 31                   March 31
                                   1997       1996             1997       1996
                                   ----       ----             ----       ----
Revenues                         31,218    188,060           265,879   312,302
Cost of Sales                    21,425     50,034            44,234   138,462
                                 ------     ------            ------   -------
       Gross profit               9,793    138,026           221,645   173,840
                                  -----    -------           -------   -------
Expenses:
  General and administrative     32,939    103,203            81,504   148,086
  Sales and Marketing            17,366     50,690            28,323   126,095
  Engineering, research and
      development                47,608     34,069            90,256   109,272
                                 ------     ------            ------   -------
                                 97,913    187,962           200,083   383,453
                                 ------    -------           -------   -------

    Gain (Loss) from operations -88,120    -49,936            21,562  -209,613

Costs associated with bankruptcy 15,870       -               80,792      -

Interest expense, net              -        51,390               -     160,089
                                 ------     ------            ------   -------

    Net loss                   -103,990   -101,326           -59,230  -369,702
                               ========   ========           =======  ========

Net loss per common share         -0.05      -0.05             -0.03     -0.18
                                  =====      =====             =====     =====

Weighted average common       2,085,600  2,085,600         2,085,600 2,085,600
     shares outstanding       =========  =========         ========= =========



















               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)
                                             For the nine months ended March 31
                                                         1997            1996
                                                         ----            ----
Cash flow from operating activities:

Net loss                                              -59,230        -369,702
                                                      -------        --------
Adjustments to reconcile net loss to net cash
     used by operating activities:
Depreciation and amortization                          23,378          33,519
Notes and interest receivable from Officer                -            -9,655
(Increase) decrease in assets:
   Inventory                                            2,310            -186
   Prepaid expenses                                       -             2,850

Increase (decrease) in liabilities:
   Accounts payable and accrued expenses              -17,106         101,176
   Deferred compensation                               18,253         147,652
   Deferred revenue                                       -          -120,000
   Accrued interest                                       -           169,745
                                                       ------        --------
        Total adjustments                              26,835         325,101
                                                       ------         -------
        Net cash used by operating activities         -32,395         -44,601
                                                      -------         -------
Cash flow from investing activities:
     Purchase of equipment                             -8,424            -
     Write off of obsolete equipment                    9,067            -
                                                        -----         -------

        Net cash used for investing activities            643             -
                                                          ---         -------

Cash flow from financing activities:
     Issuance of convertible notes payable               -            -10,000
     Issuance of notes payable                         32,500             -
     Issuance of preferred stock                                        5,000
     Issuance of secured convertible notes payable                     50,000
     Issuance of secured notes                         28,661               -
                                                       ------          ------

        Net cash provided by financing activities      61,161          45,000
                                                       ------          ------
        Increase (decrease) in cash position           29,409             399
Cash at beginning of period                             1,425             364
                                                        -----             ---
Cash at end of period                                  30,834             763
                                                       ======             ===

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
           Interest                                       -                -
           Income taxes                                   -                -

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

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

     On January 22, 1997 the Company filed a Disclosure Statement with the Court. This Disclosure Statement included a preliminary Plan of Reorganization. HOMETREND and its affiliates, proposed funders of the Reorganization Plan , are described as follows in the Disclosure Statement:

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

     After several Amendments and Revisions, a Confirmation Hearing to hear the Debtor's SECOND REVISED THIRD AMENDED CHAPTER 11 PLAN OF REORGANIZATION was set for April 23, 1997.

     Ballots were mailed to creditors on February 20, 1997 for their vote on the Plan.. There were seven classes of creditors and/or stockholder groups included in the proposed Plan. A description of the Classes and their votes on the Plan are as follows:

     Class 1. "Gant Group" - A group of creditors that had security interest on the Company's patents. Owed $350,000 at time of proposal. The Plan provided the

Gant Group to receive a payment of $60,000 on or before 30 days after the Confirmation Date and 300,000 shares of Non-Restricted New Common Stock and 300,000 Warrant Units as collateral on the payment of the $60,000.. Thereafter quarterly payments with 10% interest per annum until paid in full over a 4-year period. The Class 1 creditor will retain its security interest in its collateral until paid in full. The 300,000 shares and warrants will be held in a collateral escrow account. Upon the Gant Group receipt of the $60,000 and a duly executed corporate guarantee by HOMETREND guaranteeing the repayment of the balance of the payments due to the Gant Group from Veritec, the Gant Group will release its collateral interest in the 300,000 shares of Non-Restricted New Common Stock and the 300,000 warrant units, with the transfer agent transferring title as designated by HOMETREND.

     As soon as practical after the Confirmation Date, the Debtor will execute a UCC-1 in favor of the Gant Group, pursuant to the terms of the modified contract between the Debtor and the Gant Group securing the two patents.

The Gant Group in total accepted the Plan with a 100% vote for Confirmation.

Class 2. "Bridge Group" considered in a partially secured status that provides for a different treatment than other creditors. The notes payable to the Bridge Group amounts to $875,003 and the Bridge Group will receive 875,003 shares of Restricted New Common Stock in exchange for the debt.

     Those who were qualified to vote, excluding insiders, voted 100% in favor of the Plan of Reorganization.. The voting represented 84% of the qualified voters and 92% of the total dollar amount.

Class 3. "Junior Subordinated Note Holders" This group was junior in security claim behind the Bridge Group and was therefore not considered secured on their notes. The creditors in this category were, therefore, treated as unsecured creditors and are to receive the same compensation as other unsecured creditors.

     The net amount owed to the Junior Subordinated Note Holders is $1,685,479. This amount is after deducting $203,629 as an offset against an amount owed the Company by a former Officer. These note holders are to receive 842,740 shares of Restricted New Common Stock in exchange for the debt.

     Those who were qualified to vote and exercised their vote, excluding insiders, voted 100% in favor of Confirmation.. The voting represented 58% of the qualified voters and 69% of the total dollar amount.

Class 4. "Convenience Class Creditors" - includes creditors with balances owed them of $1,000.00 or less and are to be paid the amounts owed them. Any other creditor can elect Convenience Class Treatment and will receive $1,000.00 as total compensation for debt owed them.

     The Convenience Class included 26 creditors by definition . There were 10 additional creditors selecting Convenience Class Treatment. The total to be paid to the Convenience Class Creditors is $22,935.28.

     There was no vote by the Convenience Class as they are either to be paid in full or paid the $1,000.00.

Class  5.  "General  Unsecured   Creditors"  -  This  group  includes  creditors
categorized as Notes Payable, Accounts Payable and Deferred Compensation.

     The net amount due General Unsecured Creditors is $1,956,554. This is the amount after deducting $109,745 as an offset against an amount owed the Company by a former Officer and deducting $28,712 for those creditors selecting Convenience Class. These creditors will receive 978,277 shares of Restricted New Common Shares for debt owed them.

     Of those qualified to vote and voting their interest, excluding insiders, 86% of voters voted in favor of Confirmation and 14% against Confirmation. Of the voting dollars, 79.6% votes were in favor and 20.4% against.

Class 6. "Old Preferred Stockholders" - Holders of all categories of Preferred Stock were included in this group and treated the same . They are to receive one share of non-restricted common stock and one warrant unit, consisting of 3 A Warrants, 3 B Warrants and 3 C Warrants, for each 10 shares of old Preferred Stock. The A Warrants are exercisable at $2.50 per share for one year after the Effective Date of the Plan. If the A Warrants are exercised, then the B and C Warrants become effective, with the B Warrants exercisable for one year after the due date on the A Warrants at $5.00 per share and the C Warrants one year after the B Warrants exercise date at $7.00 per share.

     The total number of shares in this Class 6 are 441,836. Of those parties qualified to vote and voting their shares, excluding insiders, 100% of both the vote count and dollars voted in favor of Confirmation.

Class 7. "Old Common Stockholders" - Stockholders in this Class 7 group are to receive the same as those in Class 6 above.

     The total number of shares held by the Class 7 group are 2,085,657 shares. Of those parties qualified to vote and voting,, excluding insiders, 96% of both the number of parties voting and 96% of the number of shares held by these parties, voted in favor of Confirmation. 4% voted against Confirmation.

     In addition to the various classes of debtors or stockholders listed above, there are the following Administrative Expenses that are a part of and included in the Plan of Reorganization:

         Consolidated Industries -                              $28,000
         Attorney Larry Smith                                    30,000
         Personal property taxes payable                          3,802
                                                                -------
                  Total                                         $61,802
                                                                =======
     These Administrative Expenses are to be paid at the Effective Date of the confirmation.

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

Per Share Computation
- ---------------------
     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.


NOTE 2 - PROPERTY AND EQUIPMENT

   Property and equipment at March 31, 1997 is comprised of the following:

   Equipment                                             $    57,338
   Furniture and fixtures                                     52,511
                                                     -----------------
                                                             109,899
   Less accumulated depreciation and amortization             96,332
                                                     -----------------

                                                        $     13,577
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


NOTE 4 - GOING CONCERN AND MANAGEMENT'S PLANS

     The Company is dependent upon HOMETREND and Associated Companies to perform as agreed to in the Confirmed Plan of Reorganization. If the assets proposed in the Plan are invested into the Company, then the Company will have only the debt associated with the Gant Note. With assets of $2,000,000, per Plan, Management is of the opinion that the Company can become a viable force in the two dimensional, automatic identification, industry however, has no assurance that future revenues will be adequate to make the Company a profitable enterprise.


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



NOTE 5 - SUBSEQUENT EVENTS

Disclosure Statement on the Plan of Reorganization
- --------------------------------------------------

         See Note 1 for details on the Plan of Reorganization.

     The Bankruptcy Court approved the Company's Plan of Reorganization in a hearing held April 23, 1997. The Bankruptcy Judge signed the "FINDING OF FACT; CONCLUSIONS OF LAW AND ORDER CONFIRMING THE DEBTOR'S SECOND REVISED THIRD AMENDED CHAPTER 11 PLAN OF REORGANIZATION" on May 2, 1997.


PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Liquidity and Capital Resources -  March 31, 1997 compared to June 30, 1996.
- -------------------------------

     During the nine months ended March 31, 1997, the Company received cash from revenues totaling $265,879, including the $200,000 for sale of the Trademark to Mitsubishi Corporation..

     Having received the above noted money from Mitsubishi Corporation, the Company expects that it will have adequate funds for operations and payment of legal and other costs associated with the Bankruptcy to carry it until finances are available from HOMETREND as per the Plan of Reorganization..

     The following schedule shows the Company's debt amounts at March 31, 1997 and June 30, 1996. Except for certain reclassifications, the additional $32,500 received from the "Bridge Group" and $1,147 addition to Accounts Payable, there have been no significant additions to debt during this period. Both Principal and Interest amounts owed are included in this schedule.

     As stated in Note 1 of this 10-QSB, the various accounts shown below, except for the Notes Payable with Warrants, are expected to be transferred to Equity in conjunction with the Confirmed Plan of Reorganization.

                     Debt category                       Mar. 31, 1997        June 30, 1996        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  Convertible subordinated notes payable                $       556,479              556,479                     $
                                                                                                                 -
  Notes payable                                                 113,801              113,801                     -
  Notes payable with warrants                                   350,000              321,339                28,661
  Accounts payable and accrued expenses                         604,573              622,826              (18,253)
  Deferred compensation                                         791,915              773,662                18,253
  Secured convertible notes payable                             875,003              875,003                     -
  Notes and accounts payable - post bankruptcy                   33,647                    -                33,647
  Junior subordinated convertible notes                       1,889,108            1,889,108                     -
                                                        ================     ================     =================
                                                          $   5,214,526         $  5,152,218          $     62,308
                                                        ================     ================     =================

     The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of March 31, 1997 and June 30, 1996.

                                        Mar. 31, 1997             June 30, 1996
                                        -------------             -------------
Working capital (deficit)               $ (2,499,511)             $  (2,366,110)


Financial and Operational Outlook
- ---------------------------------

     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year which the Company believes have increased that potential. Future royalties from Mitsubishi from the Korea and Taiwan license agreement are expected to be minimal for the first few quarters and then show an increasing amount as that business grows. Also, the Company's other non exclusive license agreements with another party working with several large companies in Korea has the possibility of business with them.

     During this period of Bankruptcy, the Company has not had the financial resources to mount any significant sales or marketing programs to obtain customers for its products. If finances are provided the Company as indicated in the Plan of Reorganization, then there should be adequate funds available for the company to employ and aggressive sales and marketing program.

     There are no assurances that the Company will be able to generate enough revenues from its sales and marketing efforts to make it a profitable company.

     Results of  Operations  - The quarter and nine months  ended March 31, 1997
     ----------------------
compared to the quarter and nine months ended March 31, 1996.

     The Company had revenues of $265,879 during the nine months ended March 31, 1997. The revenues for this period was primarily from $200,000 sale of the Trademark to Mitsubishi Corporation. This compares to revenues of $312,302 for the nine months ended March 31, 1996, which was derived from engineering services and from the sale of products and transferring a $120,000 amount from Deferred Revenue to Revenues on the sale of a non exclusive license. The revenues for the 1995 period was due to engineering services provided by former employees working on a contract with an Aerospace company on an experimental use of the Vericode Symbol on aircraft fueling in flight. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

     Operating expenses of the Company were reduced considerably during the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 due to an decrease in the number of employees in each category of expense.

                                                               For the six months ended
                     Expense category                    Mar. 31, 1997        Mar. 31, 1996        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  General and administrative                             $       81,504       $      148,086          $   (66,582)
  Marketing and advertising                                      28,323              126,095              (97,772)
  Engineering, research and development                          90,256              109,272              (19,016)
                                                        ================     ================     =================
                                                        $       200,083       $      383,453      $      (183,370)
                                                        ================     ================     =================

Capital Expenditures and Commitments
- ------------------------------------
     During the nine months ended March 31, 1997, the Company had capital purchases of a demonstration system in the amount of $8,424 and a write off of $9,067 of obsolete equipment.. The Company believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.

Factors that may effect future results
- --------------------------------------
     Under the Confirmed Plan of Reorganization, the Company is to received $2,000,000 in assets. If this funding is invested into the Company, then the Company can have an aggressive sales and marketing program to generate revenues. If there is a delay in this funding or if funding does not materialize as promised in the Plan, then the Company will continue in dire financial condition and will have difficulty in generate future sales and revenues.

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

     A Disclosure Statement was filed with the Court on January 22, 1997. Amendments to the Disclosure Statement were made based on review by the Trustee, the SEC and certain secured and other creditors.

     On February 20, 1997 ballots were mailed to creditors and stockholders regarding the proposed Plan of Reorganization.

     On May 2, 1997 the  Reorganization  Plan was  confirmed  by the  Bankruptcy
Court.

Possible unasserted claims
- --------------------------
     The Company expects that any unasserted claims are included in the Plan of Reorganization and handled according to the Plan.


ITEM 2.  CHANGES IN SECURITIES.

     See Note 1 of this 10-QSB for changes in securities.

     There is a one for ten reverse split in the Company's common stock and warrant units issued in connection with this split as explained in Note 1 of this 10-QSB.

     275,000 shares of new restricted Series H Preferred Stock will be issued in consideration of the $2,000,000 investment of assets included in the Plan of Reorganization..

     300,000 shares of free trading common stock and 300,000 Warrant Units will be issued as collateral on the $60,000 payment due the "Gant Group" per Plan. Upon satisfaction of the payment of the $60,000 and a guarantee of the note between the "Gant Group" and the Company by HOMETREND, title on both the stock and warrants will be transferred as designated by HOMETREND.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.      None

ITEM 5.  OTHER INFORMATION.            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)        Exhibits:

     1. A copy of: FINDING OF FACT; CONCLUSIONS OF LAW AND ORDER
        CONFIRMING THE DEBTOR'S SECOND REVISED THIRD AMENDED CHAPTER 11 PLAN OF REORGANIZATION.

            (b)       Reports on Form 8-K:    None

                                   SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          VERITEC INC.
                                                  ------------------------
                                                          (Registrant)
Date:     August 15, 1999
     ---------------------
                                       By:________________________________
                                               Jack E. Dahl
                                               Chief Financial Officer
                                               and Chief Accounting Officer

   ||                                                        COPY              |
  1||LARRY W. SMITH, ESQUIRE, No. 89148     --------------------------------   |
   ||Member of SMITH & STARK                |          FILED               |   |
  2||Attorneys at Law                       | |--------------------------| |   |
   ||3550 Wilshire Blvd., Suite 1760        | |    MAY 2 1997            | |   |
  3||Los Angeles, CA 90010-2524             | |--------------------------| |   |
   ||(213) 383-2222                         | CLERK, U.S.BANKRUPTCY COURT  |   |
  4||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
   ||                                       | BY               COUNTY CLERK|   |
  5|| Attorney for   Debtor                 |------------------------------|   |
   ||VERITEC, INC.                          --------------------------------   |
  6||                                       |         ENTERED              |   |
   ||                                       | |--------------------------| |   |
  7||                                       | |       MAY 5 1997         | |   |
   ||                                       | |--------------------------| |   |
  8||                                       |CLERK, U.S.BANKRUPTCY COURT   |   |
   ||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
  9||                                       |BY                COUNTY CLERK|   |
 10||                                       |------------------------------|   |
 11||                    UNITED STATES BANKRUPTCY COURT                        |
   ||                                                                          |
 12||                    CENTRAL DISTRICT OF CALIFORNIA                        |
   ||                                                                          |
 13|| In Re:                   )    CASE NO. SV95-17978-AG                     |
   ||                          )    CHAPTER 11                                 |
 14|| VERITEC, INC.            )                                               |
   ||                          )    FINDINGS OF FACT; CONCLUSIONS OF LAW AND   |
 15||                          )    ORDER CONFIRMING THE DEBTOR'S SECOND       |
   ||               Debtor.    )    REVISED THIRD AMENDED CHAPTER 11 PLAN OF   |
 16||                          )    REORGANIZATION                             |
   ||                          )                                               |
 17||                          )    Plan Confirmation Hearing                  |
   ||                          )    -------------------------                  |
 18||                          )    Date:    April 23, 1997                    |
   ||                          )    Time:    10:00 a.m.                        |
 19||                          )    Place:   CTRM 302                          |
   ||                          )        21041 Burbank Blvd.                    |
 20||__________________________)        Woodland Hills, CA                     |
   ||                                                                          |
 21||     The confirmation hearing on the Debtor's Second Revised Third Amended|
   ||                                                                          |
 22|| Chapter 11 Plan of Reorganization (the "Plan") came on for hearing on the|
   ||
 23|| date, time and place set forth above.                                    |
   ||                                                                          |
 24|| Appearances are noted on the record.                                     |
   ||                                                                          |
 25|| After considering all documents filed herein, the court file and         |
   ||                                                                          |
 26|| argument of counsel, the court finds as follows:                         |
   ||                                                                          |
 27||                         FINDINGS OF FACT                                 |
   ||                         ----------------                                 |
 28||    The Debtor has established by admissible evidence:                    |
   ||                                    1                                     |

   ||                                                                          |
   ||                                                                          |
  1||     1.   That proper notice was given and a proper hearing was           |
   ||                                                                          |
  2|| conducted on the confirmation of the Debtor's Plan;                      |
   ||                                                                          |
  3||                                                                          |
   ||                                                                          |
  4||     2.   That the Plan complies with the applicable provisions           |
   ||                                                                          |
  5|| of Chapter 11 of the Code;                                               |
   ||                                                                          |
  6||                                                                          |
   ||                                                                          |
  7||     3.   That the Debtor has complied with all applicable                |
   ||                                                                          |
  8|| provisions of Title 11 Section 1123 and Title 11 Section 1129;           |
   ||                                                                          |
  9||                                                                          |
   ||                                                                          |
 10||     4.   That the Plan has been proposed in good faith and not           |
   ||                                                                          |
 11|| by any means forbidden by law;                                           |
   ||                                                                          |
 12||                                                                          |
   ||                                                                          |
 13||     5.   That:                                                           |
   ||                                                                          |
 14||          A.   Any payment made or promised by the proponent, by          |
   ||                                                                          |
 15||          the Debtor, or by any person issuing securities or              |
   ||                                                                          |
 16||          acquiring property under the Plan, for services or for          |
   ||                                                                          |
 17||          costs and expenses in, or in connection with, the case,         |
   ||                                                                          |
 18||          or in connection with the Plan and the incident to the          |
   ||                                                                          |
 19||          case, have been disclosed to the court; and                     |
   ||                                                                          |
 20||                                                                          |
   ||                                                                          |
 21||          B.   Any such payment made before confirmation is               |
   ||                                                                          |
 22||          reasonable; or if such payment is to be fixed after             |
   ||                                                                          |
 23||          confirmation of the Plan, such payment is subject to            |
   ||                                                                          |
 24||          the approval of the Court as reasonable.                        |
   ||                                                                          |
 25||                                                                          |
   ||                                                                          |
 26||     6.   That:                                                           |
   ||                                                                          |
 27||          A.   The proponent of the Plan has disclosed the                |
   ||                                                                          |
 28||               identity and affiliations of any individual proposed to    |
   ||                                                                          |
   ||                                   2                                      |
   ||                                                                          |
   ||                                                                          |
  1||          serve, after confirmation of the Plan, as a director,           |
   ||                                                                          |
  2||          officer, or voting trustee of the Debtor, an affiliate          |
   ||                                                                          |
  3||          of the Debtor participating in a joint Plan; and the            |
   ||                                                                          |
  4||          appointment to, or continuance in, such office of such          |
   ||                                                                          |
  5||          individual, is consistent with the interest of                  |
   ||                                                                          |
  6||          creditors and equity security holders and with public           |
   ||                                                                          |
  7||          policy;                                                         |
   ||                                                                          |
  8||                                                                          |
   ||                                                                          |
  9||          B.   The proponent of the Plan has disclosed the                |
   ||                                                                          |
 10||               identity of any insider that will be employed or           |
   ||                                                                          |
 11||               retained by the reorganized Debtor, and the nature of      |
   ||                                                                          |
 12||               any compensation for such insider;                         |
   ||                                                                          |
 13||                                                                          |
   ||                                                                          |
 14||     7.   That any regulatory commission with jurisdiction, after         |
   ||                                                                          |
 15|| confirmation of the Plan, over the rate of the Debtor has                |
   ||                                                                          |
 16|| approved any rate change provided for in the Plan, or such rate          |
   ||                                                                          |
 17|| change is expressly conditioned on such approval;                        |
   ||                                                                          |
 18||                                                                          |
   ||                                                                          |
 19||     8.   That with respect to each class:                                |
   ||                                                                          |
 20||                                                                          |
   ||                                                                          |
 21||          A.   Each holder of a claim or interest of such class           |
   ||                                                                          |
 22||          has accepted the Plan; or will receive or retain under          |
   ||                                                                          |
 23||          the Plan on account of such claim or interest property          |
   ||                                                                          |
 24||          of a value, as of the effective date of the Plan, that          |
   ||                                                                          |
 25||          is not less than the amount that such holder would so           |
   ||                                                                          |
 26||          receive or retain if the Debtor were liquidated under           |
   ||                                                                          |
 27||          Chapter 7; or                                                   |
   ||                                                                          |
 28||                                                                          |
   ||                                                                          |
   ||                                   3                                      |
   ||                                                                          |
   ||                                                                          |
  1||          B.   That if Section 1111 (b) (2) of the Code applies to        |
   ||                                                                          |
  2||          the claims of such class, each holder of a claim of             |
   ||                                                                          |
  3||          such class will receive or retain under the Plan on             |
   ||                                                                          |
  4||          account of such claim property of a value, as of the            |
   ||                                                                          |
  5||          effective date of the Plan, that is not less than the           |
   ||                                                                          |
  6||          value of such creditor's interest in the estate's               |
   ||                                                                          |
  7||          interests in the property that secures such claims;             |
   ||                                                                          |
  8||                                                                          |
   ||                                                                          |
  9||     9.   That with respect to each class, such class has                 |
   ||                                                                          |
 10|| accepted the Plan, or such class is not impaired under the Plan;         |
   ||                                                                          |
 11||                                                                          |
   ||                                                                          |
 12||    10.   That except to the extent that the holder of a                  |
   ||                                                                          |
 13|| particular claim has agreed to a different treatment of such             |
   ||                                                                          |
 14|| claim, the Plan frovides that                                            |
   ||                                                                          |
 15||          A.   That with respect to a claim of a kind specified           |
   ||                                                                          |
 16||          in Sections 507 (a) (1) or 507 (a) (2) of the Code, on the      |
   ||                                                                          |
 17||          effective date of the Plan, the holder of such claim            |
   ||                                                                          |
 18||          will receive on account of such claim cash equal to the         |
   ||                                                                          |
 19||          allowed amount of such claim;                                   |
   ||                                                                          |
 20||                                                                          |
   ||                                                                          |
 21||          B.   That with respect to a class of claims of a kind           |
   ||                                                                          |
 22||          specified in Sections 507 (a)(3), 507 (a) (4), 507 (a) (5)      |
   ||                                                                          |
 23||          or 507 9a) (6) of the code, each holder of a claim of           |
   ||                                                                          |
 24||          such class will receive, if such class has accepted the         |
   ||                                                                          |
 25||          Plan, deferred cash payments of a value, as of the              |
   ||                                                                          |
 26||          effective date of the Plan, equal to the allowed amount         |
   ||                                                                          |
 27||          of such claim; or, if such class has not accepted the           |
   ||                                                                          |
 28||                                                                          |
   ||                                                                          |
   ||                                   4                                      |
   ||                                                                          |
   ||                                                                          |
  1||          Plan, cash on the effective date of the Plan equal to           |
   ||                                                                          |
  2||          the allowed amount of such claim; and                           |
   ||                                                                          |
  3||                                                                          |
   ||                                                                          |
  4||     C.   That with respect to a claim of a kind sepcified in             |
   ||                                                                          |
  5||     Section 507 (a) (7) of the Code, the holder of such claim will       |
   ||                                                                          |
  6||     receive on account of such claim deferred cash payments,             |
   ||                                                                          |
  7||     over a period not exceeding 6 years after the date of                |
   ||                                                                          |
  8||     assessment of such claim, of a value, as of the effective            |
   ||                                                                          |
  9||     date of the Plan, equal to the amount of such claim;                 |
   ||                                                                          |
 10||                                                                          |
   ||                                                                          |
 11||     11.  That at least one class of claims has accepted the              |
   ||                                                                          |
 12|| Plan, determined without including any acceptance of the Plan by         |
   ||                                                                          |
 13||  an insider holder a claim of such class;                                |
   ||                                                                          |
 14||                                                                          |
   ||                                                                          |
 15||     12.  That confirmation of the Plan is not likely to be               |
   ||                                                                          |
 16|| followed by the liquidation, or the need for further financial           |
   ||                                                                          |
 17|| reorganization, or the Debtor or any successor to the Debtor             |
   ||                                                                          |
 18|| under the Plan, unless such liquidation or reorganization is             |
   ||                                                                          |
 19|| proposed in the plan.                                                    |
   ||                                                                          |
 20||                                                                          |
   ||                                                                          |
 21||     12.  The Court further finds that the issuance of new common         |
   ||                                                                          |
 22|| stock, new preferred Series H stock, and warrants in exchange for        |
   ||                                                                          |
 23|| share of outstanding common stock, by the holders of said stock          |
   ||                                                                          |
 24|| and the issuance of new common stock and warrants to creditors of        |
   ||                                                                          |
 25|| the Debtor are issuances primarily in exchange for claims against        |
   ||                                                                          |
 26|| or and interest in the Debtor within the meaning of 11 U.S.C.            |
   ||                                                                          |
 27|| ~ 1145 (a) (1) and that, accordingly, the issuance of the warrants,      |
   ||                                                                          |
 28|| the new common stock, new preferred Series H stock and the shares        |
   ||                                                                          |
   ||                                   5                                      |
   ||                                                                          |
   ||                                                                          |
  1|| of new common stock underlying the warrants is exempt from               |
   ||                                                                          |
  2|| registration under Section 5 of the Securities Act of 1933, as           |
   ||                                                                          |
  3|| amended (15e U.S.C. ~ 77 (e)) and any state or local law requiring       |
   ||                                                                          |
  4|| registration thereof the certificates representing the new common        |
   ||                                                                          |
  5|| stock and the warrant units shall be issued without legend,              |
   ||                                                                          |
  6|| except as specified in the Plan, and the warrant unites shall be         |
   ||                                                                          |
  7|| determined to be transferable and that, pursuant to 11 U.S.C.            |
   ||                                                                          |
  8|| ~ 1145 (c), the offer and sale of the warrants, the new common           |
   ||                                                                          |
  9|| stock, and the new preferred Series H stock shall be deemed a            |
   ||                                                                          |
 10||  public offering of such securities.                                     |
   ||                                                                          |
 11||                                                                          |
   ||                                                                          |
 12||                           CONCLUSIONS OF LAW                             |
   ||                           ------------------                             |
 13||     Based upon the above Findings of Fact, the court concludes           |
   ||                                                                          |
 14|| that all applicable provisions of Title 11 Sections 1123 and 1129        |
   ||                                                                          |
 15|| and all other applicable provisions of Title 11 have been                |
   ||                                                                          |
 16|| complied with by the Debtor and that the Debtor's Plan should be         |
   ||                                                                          |
 17|| confirmed by this court.                                                 |
   ||                                                                          |
 18||                                                                          |
   ||                                                                          |
 19||                                   ORDER                                  |
   ||                                   -----                                  |
 20||       IT IS HEREBY ORDERED that the Chapter 11 Plan of                   |
   ||                                                                          |
 21|| Reorganization of Veritec, Inc., a copy of which is attached             |
   ||                                                                          |
 22|| hereto as Exhibit "A", is Confirmed.                                     |
   ||           -----------                                                    |
 23||                                                                          |
   ||                                                                          |
 24||          IT IS FURTHER ORDERED that Debtor shall cause notice of this    |
   ||                                                                          |
 25|| court's Order confirming the Plan to be served on everyone who           |
   ||                                                                          |
 26|| was served the disclosure Statement and Plan in the same manner          |
   ||                                                                          |
 27|| as they were served with the Disclossure Statement and Plan and          |
   ||                                                                          |
 28|| the Debtor shall notify all such persons or entities that should         |
   ||                                                                          |
   ||                                   6                                      |
   ||                                                                          |
   ||                                                                          |
  1|| they wish to obtain a copy at no charge of this court's Findings         |
   ||                                                                          |
  2|| of Fact, Conclusions of Law and Order Confirming Plan, that they         |
   ||                                                                          |
  3|| may request a copy at no charge from the Debtor, whose name,             |
   ||                                                                          |
  4|| address and telephone number shall be clearly set forth on said          |
   ||                                                                          |
  5|| notice.  The Debtor shall file a proof of service of the service         |
   ||                                                                          |
  6|| of such notice promptly after service was made.                          |
   ||                                                                          |
  7||                                                                          |
   ||                                                                          |
  8|| DATED:   MAY 02 1997                        ARTHUR GREENWALD (STAMP)     |
   ||                                            -------------------------     |
  9||                                            HONORABLE ARTHUR GREENWALD    |
   ||                                            U.S. BANKRUPTCY JUDGE         |
 10|| VERITEC\confirm.ord                                                      |
   ||                                                                          |
 11||                                                                          |
   ||                                                                          |
 12||                                                                          |
   ||                                                                          |
 13||                                                                          |
   ||                                                                          |
 14||                                                                          |
   ||                                                                          |
 15||                                                                          |
   ||                                                                          |
 16||                                                                          |
   ||                                                                          |
 17||                                                                          |
   ||                                                                          |
 18||                                                                          |
   ||                                                                          |
 19||                                                                          |
   ||                                                                          |
 20||                                                                          |
   ||                                                                          |
 21||                                                                          |
   ||                                                                          |
 22||                                                                          |
   ||                                                                          |
 23||                                                                          |
   ||                                                                          |
 24||                                                                          |
   ||                                                                          |
 25||                                                                          |
   ||                                                                          |
 26||                                                                          |
   ||                                                                          |
 27||                                                                          |
   ||                                                                          |
 28||                                                                          |
   ||                                                                          |
   ||                                   7                                      |
                                       19