Form 10QSB
period 1997-09-30
VERITEC INC
filed 1999-09-30
CIK 773318

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

             For the quarterly period ended     September 30, 1997
                                           ------------------------
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
- -------  EXCHANGE ACT OF 1934

            For the transition period from____________to_____________

Commission file number 0-15113
                       -------
                                  VERITEC INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
            --------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                         ------------------------------
                      (IRS Employer Identification Number)

                  16461 SHERMAN WAY, #125, VAN NUYS, CA. 91406
          -----------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (818) 782-4500
                    ----------------------------------------
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
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of October 31, 1997 the Company had 3,298,770 shares of common stock.


                       This document consists of 13 pages.
                        The Exhibit index is on page 13.

PART 1:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                       September 30,
                                                            1997
                                                            ----
ASSETS

Current Assets:
   Cash                                                     1,371
   Accounts receivable                                     45,246
   Inventories                                             13,642
   Prepaids                                                 8,250
                                                            -----
          Total current assets                             68,509

Furniture and equipment, net.  (Note 2)                    19,732
                                                           ------
                                                           88,241
                                                           ======
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIENCY):

Current Liabilities:
   Notes payable secured - current portion                 65,000
   Administrative costs per Plan of Reorganization         70,737
   Accounts payable and accrued expenses                   30,347
   Deferred compensation                                   64,500
   Accrued interest                                        17,613
   Commissions payable                                     10,000
                                                           ------
          Total current liabilities                       258,197


   Notes payable secured - long term                      239,513
                                                          -------
          Total liabilities                               497,710


   Advances on stock purchases                             94,320
                                                           ------
          Total liabilities and advances                  592,030
                                                          -------
Shareholders' equity
(deficiency)
   Common stock:  No par value, authorized 20,000,000 shares
     3,298,770 issued and outstanding                     183,164
   Additional paid in capital                           9,261,264
   Accumulated deficit                                 -9,948,217
                                                       ----------
          Net shareholders' equity (deficiency)          -503,789
                                                         --------
                                                           88,241
                                                           ======

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                     For the three months ended
                                                             September 30,
                                                        1997              1996
                                                        ----              ----
Revenues                                              99,112            31,321
Cost of Sales                                         22,653            19,699
                                                      ------            ------

        Gross profit                                  76,459            11,622

Commissions                                           31,000               -
                                                      ------            ------

         Gross profit after commissions               45,459            11,622
                                                      ------            ------
Expenses:
     General and administrative                       72,725            25,708
     Sales and Marketing                              26,460             4,047
     Engineering, research and
         development                                  47,036            18,370
                                                      ------            ------
                                                     146,221            48,125
                                                     -------            ------
         Gain (Loss) from operations                -100,762           -36,503

Costs associated with bankruptcy                         -              39,857

Interest expense, net                                  7,613               -
                                                       -----            ------

         Net loss                                   -108,375           -76,360
                                                    ========           =======

Net loss per common share                              -0.03             -0.04
                                                       =====             =====
Weighted average common shares
     outstanding                                   3,298,770         2,085,600
                                                   =========         =========















               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)
                                        For the three months ended September 30,
                                                      1997            1996
                                                      ----            ----
Cash flow from operating activities:

Net loss                                          -108,375         -76,360
                                                  --------         -------
Adjustments to reconcile net loss to net cash
     used by operating activities:
Depreciation and amortization                        1,337           9,809
Notes and interest receivable from Officer                             -
(Increase) decrease in assets
     Inventory                                      11,021             -
     Accounts receivable                           -45,246             -
     Prepaids                                        3,300             -
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses           5,582           5,851
     Deferred compensation                          64,900             -
     Accrued interest                                  -               -
                                                    ------           -----
        Total adjustments                           40,894          15,660
                                                    ------          ------
        Net cash used by operating activities      -67,481         -60,700
                                                   -------         -------
Cash flow from investing activities:
     Purchase of equipment                          -4,500             -
                                                    ------         -------
        Net cash used for investing activities      -4,500             -
                                                    ------         -------
Cash flow from financing activities:

     Issuance of secured notes                     -60,000          28,661
     Issuance of notes payable                         -            32,500
                                                   -------
     Advances for stock purchases                   64,800             -
                                                    ------          ------
        Net cash provided by financing activities    4,800          61,161
                                                     -----          ------

        Increase (decrease) in cash position       -67,181             461
Cash at beginning of period                         68,552           1,425
                                                    ------           -----
Cash at end of period                                1,371           1,886
                                                     =====           =====

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
           Interest                                    -                -
           Income taxes                                -                -




                 See accompanying notes to financial statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)


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

Chapter 11 Bankruptcy
- ---------------------
     Veritec Inc. is a debtor in a Chapter 11 bankruptcy case. On October 16, 1995, Thomas R. O'Malley, The Amy Howard Trust, and the Kandy Limited Partnership commenced a bankruptcy case by filing an involuntary Chapter 7 petition. That Chapter 7 petition was subsequently converted to a Chapter 11 petition under the United States Bankruptcy Code ("Code"), 11 U. S. C. sec. 101 et seq. The Registrants Reorganization Plan was approved as indicated in the "FINDINGS OF FACT; CONCLUSIONS OF LAW AND ORDER CONFIRMING THE DEBTOR'S SECOND REVISED THIRD AMENDED CHAPTER 11 PLAN OF REORGANIZATION", included as an Exhibit in the Company's 10-KSB for the period June 30, 1997 and included by reference in this report.

     The Reorganization Plan was confirmed on April 23, 1997 with the Bankruptcy Judge signing the order on May 2, 1997. The Plan was expected to be effective by August 6, 1997. Due to a variety of difficulties in arranging the asset investment of $2,000,000, and financing ongoing operations of the Company, the Plan has not been fully effected at October 31, 1997.

     See Note 4 Management Discussion for additional comments on the Bankruptcy and financing problems of the Company due to failure by HOMETREND and its Affiliated Companies in being able to effect the Plan of Reorganization in a timely manner.

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

Items of Reorganization Plan Accomplished
- -----------------------------------------
     Of the items noted above, the following were accomplished by September 30, 1997:

     1. Transfer of debt to equity. Creditors were provided 2,740,020 shares of Restricted Common Stock in exchange for debt.

     2.  Changes in Management and Directors were made according to the Plan.

     3. Issuance of 300,000 shares of free trading stock as collateral on the Gant Note guaranteeing the payment of $60,000 per Plan. Upon payment of the $60,000 to the Gant Group, the stock was transferred to HOMETREND for distribution.

     4. A one new share of common stock and one warrant unit in exchange for 10 shares of old common or preferred stock. (A one for ten reverse split)

     The only item that had not been accomplished at September 30, 1997 was the receipt of the $2,000,000 per Plan.

     A full explanation of actions pertaining to the Plan are included in the 10-KSB filed for the fiscal year ended June 30, 1997 and included by reference in this report.

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

Per Share Computations
- ----------------------
     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment on September 30, 1997 is comprised of the following:

Equipment                                                             $  62,990
Furniture and fixtures                                                   52,511
                                                                       --------
                                                                        115,501
Less accumulated depreciation and amortization                           95,761
                                                                       --------
                                                                       $ 19,731
                                                                        -------

NOTE  3 - COMMITMENTS AND CONTINGENCIES

Contingencies
- -------------
     All major contingencies of the Company are included in the Confirmed Plan of Reorganization. In the event the Company is unable to comply with the requirements of the Plan, then the Company could be placed back into Chapter 7 Bankruptcy and its assets liquidated.

Pending Litigation
- ------------------
     As stated in Note 1, the Company is currently in Chapter 11 Bankruptcy, therefore, all pending litigation or threats of litigation up to the date of Confirmation of the Plan will be addressed in conjunction with regular bankruptcy proceedings.

Consolidated Industries lawsuit.
- -------------------------------
     Consolidated Industries, a party who first proposed a Plan of Reorganization for the Company under terms and conditions similar to that which was finally adopted by the Company, was either unable or unwilling to continue with their proposal. After providing $28,000 of a promised $100,000 for working capital, Mr. Jung of Consolidated proposed major changes in the proposal. These proposed changes would have resulted in the Creditors of the Company receiving considerably less in the number of shares and dollar value than amounts received in the confirmed Plan. Consolidated Industries, Inc. has filed a NOTICE OF MOTION AND MOTION TO CONVERT TO CHAPTER 7 OR DISMISS and also a NOTICE OF MOTION AND MOTION FOR EXAMINATION UNDER BANKRUPTCY RULE 2004 with the United States Bankruptcy Court. The Company considers that the Consolidated case has no merit and that the Company will simply have the obligation of paying the $28,000 stipulated in the Plan.


Notes payable to a group of secured creditors - "The Gant Group"
- ----------------------------------------------------------------
     As discussed in the 1994 Form 10-KSB, the Company has outstanding an aggregate of $265,400 of notes payable with three common stock purchase warrants attached for each $10.00 loaned. These "Notes Payable with Warrants" bear interest at 7% per annum payable annually and mature on various dates from June 1995 to June 1997. The noteholders filed a collateral security interest with the US Patent Office. At the end of the prior quarter, these notes were in default due to non-payment of accrued interest which was originally due June 30, 1994. In December 1994, the noteholders brought action against the Company in the Superior Court of California for the County of Riverside (case no. 257856) (the "Action") to foreclose on its alleged security and to sell the patents at public sale for payment of the amounts due under the Notes Payable with Warrants.

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

     As noted in the Company's 10-KSB for the period June 30, 1997, the Gant Group has received the $60,000 payment required in the Plan. Quarterly payments for a four year period are due, starting on October 1, 1997. The October payment had not been made by October 31, 1997, due to lack of funds, and therefore the Company is delinquent on payment of the note.


NOTE 4 - GOING CONCERN AND MANAGEMENT'S PLANS

     As stated in Note 2, the Company is in Chapter 11 Bankruptcy. The Plan was to be Effective on August 8, 1997. Due to the inability of HOMETREND and its Affiliates to provide the assets guaranteed in the Plan, the company is in a difficult financial position. Administrative, Engineering and Sales personnel were hired by the Company in anticipation of the funding being in place. Operating activities were increased to position the Company for increased sales. There is no assurance that the funding per Plan will be forthcoming and if not, then the Company is facing the prospect of being put into Chapter 7. Since all of the debt to equity stock issuances have been made and some finances have come in to the Company to pay for continuing operations and payment of the $60,000 to the Gant Group, there has been some effecting of the Plan. HOMETREND continues to assure the company that assets per Plan will be invested and that requirements of the Plan will be satisfied.

     The Company did not make filings of 10KSBs for the fiscal years ending June 30, 1995 and 1996. For the fiscal year ending June 30, 1994, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The 10-KSB filed at June 30, 1997 was filed without certified audit, however, was prepared assuming that the Company would be able to continue operations. The accompanying quarterly unaudited financial statements have also been prepared contemplating continuation of the Company as a going concern.


Change of Address
- -----------------
     In order to reduce operating costs to a minimum, the Company moved to a one room office and put the bulk of furniture, fixtures and equipment in storage. The new address was:

         26540 Agoura Road,  Suite 227
         Calabasas,  CA  91302

NOTE 5 - SUBSEQUENT EVENTS

     As stated in Note 2, the Plan of Reorganization was not effected at October 31, 1997. $31,180 was provided by HOMETREND in the month of October, 1997.


PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Liquidity and Capital Resources -  September 30, 1997 compared to June 30, 1997.
- -------------------------------
     During the quarter ended September 30, 1997, the Company received cash from revenues totaling $99,112. 00 and an investment of $69,800 from HOMETREND and associates.


     Regardless, unless the Company achieves significant cash flow from sales and revenues, there is no assurance that funding from HOMETREND and associates will be adequate to allow the Company to emerge from bankruptcy.

         Debt owed by the Company at September 30, 1997 is as follows:

          Debt category                Sept.30,1997          June 30, 1997           Incr./(Decr.)
                                   ------------------     ------------------     -------------------
Notes payable, secured                      304,513                364,513                (60,000)
Administrative costs per Plan                70,737                 71,737                 (1,000)
Accounts   payable  and  accrued expenses    30,347                 26,148                   4,199
Accrued interest                             17,613                      -                  17,613
Commissions payable                          10,000                      -                  10,000
Deferred compensation                        64,500                 24,830                  39,670
                                   ==================     ==================     ===================
                                        $   497,710             $  487,228           $      10,482
                                   ==================     ==================     ===================

     During the quarter ending September 30, 1997 the Company's liquidity continued to deteriorate due in part to continuing losses from operations. The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of September 30, 1997 and June 30, 1997.

                                        Sept. 30, 1997             June 30, 1997
                                        --------------             -------------
Working capital (deficit)               $    (189,688)             $    (77,950)

     The Company does not expect revenues from operations to be adequate to meet all costs and expenses of the Company for several months after infusion of capital per Plan. If HOMETREND and Associates are unable to provide the assets as scheduled in the Plan of Reorganization, the Company is not expected to continue operations over a prolonged period of time without such infusion.


Financial and Operational Outlook
- ---------------------------------
     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year which the Company believes have increased that potential. The royalty from Mitsubishi for sales in Korea and other countries is expected to bring a gradually increasing stream of revenues, however, the amounts are expected to be less than $10,000 per quarter during the first few quarters of agreement. Sales to companies in Korea have provided revenues in the quarter ended September 30, 1997 and their is a good possibility of additional sales to these companies.

     At September 30, 1997 and continuing through the date of the filing of this report, the Company continued to have an extremely serious insolvency problem. Although management believes it is making progress in maintaining itself in the face of its severe financial problems, there is no assurance that the Company will be able to emerge from Bankruptcy. In order to do so, the Company must have HOMETREND or some other party infuse the assets provided in the Plan.


     Results of  Operations - The quarter  ended  September 30, 1997 compared to
     ----------------------
the quarter ended September 30, 1996.

     The Company had revenues of $99,112 during the quarter ended September 30, 1997 as compared to $31,321 for the period ended September 30, 1996. The revenues for these periods were for sale of products. The increase in revenues for the 1997 period was due to an increase in sales of products. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

                                                             For the three months ended
                    Expense category                    Sept. 30, 1997       Sept. 30, 1996        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  General and administrative                             $       72,725        $      25,708           $    47,017
  Sales and marketing                                            26,460                4,047                22,413
  Engineering, research and development                          47,036               18,370                28,666
                                                        ================     ================     =================
                                                        $       146,221           $   48,125         $      98,096
                                                        ================     ================     =================

     The increase in General and Administrative expenses was due to adding the salary of the President, approximately $9,000 to the Stock Transfer Agent for issuance of new shares to stockholders in conjunction with the Plan and increased telephone and other general expenses with the increase in operating activity versus the prior year quarterly period.

     The increase in Sales and Marketing was due to an increase of two people in the sales and marketing department, and office and travel expense of these added personnel.

     The increase in Engineering and research was due to the addition of an engineer and activities relative to the assembly of products for a customer in Korea.

Capital Expenditures and Commitments
- ------------------------------------

     The Company purchased a computer and reading demonstration system during the quarter ended September 30, 1997. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.


Factors that may effect future results
- --------------------------------------
     The major factor effecting future results is the current bankruptcy situation in the company. Since future operations of the Company are dependent on the Company emerging from bankruptcy, there is no assurance that the Company will receive the $2,000,000 in assets required in the Plan of Reorganization.. If the assets are infused into the Company, then the Company will have operating capital and a possible means of raising additional capital for future operations of the Company. If the assets are not brought into the Company, either from HOMETREND or another party, then the Company will probably not emerge from Bankruptcy.


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

     In the Confirmed Plan of Reorganization, the Gant Group is to receive $60,000 in cash and quarterly payments over a four year period. The Gant Group received the $60,000, however, the first quarterly payment in the amount of $23,325.38 was not paid by the October 1, 1997 due date and was still unpaid at October 31, 1997. There are penalties and interest on unpaid amounts and the Company is delinquent on this first quarterly payment.

Possible unasserted claims
- --------------------------
     The Company is not aware of any unasserted claims as all claims against the Company were intended to be included in the Plan of Reorganization.


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


ITEM 2.  CHANGES IN SECURITIES.

     None during the period ended September 30, 1997. There were a number of changes in conjunction with the Confirmed Plan of Reorganization that were reported in the June 30, 1997 10-KSB.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     There were no matters submitted to a vote of Security-Holders during the quarter ended September 30, 1997.


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

                                                           VERITEC INC.
                                                           ------------
                                                           (Registrant)
Date:  August 15,  1999
     ------------------
                                   By:     ____________________________________
                                           Jack E. Dahl
                                           Chief Financial Officer and Chief
                                           Accounting Officer