Form 10QSB
period 1997-12-31
VERITEC INC
filed 1999-09-30
CIK 773318

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

                For the quarterly period ended December 31, 1997
                                              ------------------
- ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________ to__________

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

                  16461 SHERMAN WAY, #125, VAN NUYS, CA. 91406
          ----------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (818) 782-4500
               -------------------------------------------------
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
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of January 31, 1998 the Company had 3,308,791 shares of common stock.


                       This document consists of 12 pages.
                        The Exhibit index is on page 12.

PART 1:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                                               December 31,
                                                                   1997
                                                                   ----
ASSETS

Current Assets:
  Cash                                                               492
  Inventories                                                     17,498
  Prepaids                                                         8,250
                                                                   -----
     Total current assets                                         26,240

Furniture and equipment, net.  (Note 2)                           18,144
                                                                  ------
                                                                  44,384
                                                                  ======
LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIENCY):

Current Liabilities:
  Notes payable secured - current portion                         64,530
  Administrative costs per Plan of Reorganization                 70,737
  Accounts payable and accrued expenses                           36,588
  Deferred compensation                                           96,890
  Accrued interest                                                 7,220
  Commissions payable                                              5,000
                                                                   -----
       Total current liabilities                                 280,965

  Notes payable secured - long term                              221,923
                                                                 -------
       Total liabilities                                         502,888


   Advances on stock purchases                                   168,192
                                                                 -------
       Total liabilities and advances                            671,080
                                                                 -------

Shareholders' equity
(deficiency)
  Common stock; no par value, authorized 20,000,000 shares
      3,308,791 shares issued and outstanding                    183,164
  Additional paid in capital                                   9,286,316
  Accumulated deficit                                        -10,096,176
                                                             -----------
           Net shareholders' equity (deficiency)                -626,696
                                                                --------
                                                                  44,384
                                                                  ======

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                           For the three months ended   For the six months ended
                                   December 31,                December 31,
                                    1997        1996            1997        1996
                                    ----        ----            ----        ----
Revenues                          10,861     203,340         109,972     234,661
Cost of Sales                      2,590       3,110          25,243      22,809
                                   -----       -----          ------      ------
    Gross profit                   8,271     200,230          84,729     211,852

Commissions                          -           -            31,000         -
                                                              ------     -------

    Gross profit after commissions 8,271     200,230          53,729     211,852
                                   -----     -------          ------
Expenses:
 General and administrative       66,014      22,857         138,739      48,565
 Sales and Marketing              28,794       6,910          55,253      10,957
 Engineering, research and
      development                 52,605      24,278          99,641      42,648
                                  ------      ------          ------      ------
                                 147,413      54,045         293,633     102,170
                                 -------      ------         -------     -------
    Gain (Loss) from operations -139,142     146,185        -239,904     109,682

Costs associated with bankruptcy     -        25,065             -        64,922

Interest expense, net              8,818         -            16,430         -
                                   -----      ------          ------      ------

     Net loss                   -147,960     121,120        -256,334      44,760
                                ========     =======        ========      ======

Net gain (loss) per common share   -0.05        0.05           -0.08        0.02
                                   =====        ====           =====        ====
Weighted average common shares
     outstanding               3,302,110   2,085,600       3,305,445   2,085,600
                               =========   =========       =========   =========















               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                  STATEMENTS OF
                                    CASH FLOWS
                                   (Unaudited)
                                           For the six months ended December 31,
                                                       1997             1996
                                                       ----             ----
Cash flow from operating activities:

Net loss                                           -256,334           44,760
                                                   --------           ------
Adjustments to reconcile net loss to net cash
     used by operating activities:
Depreciation and amortization                         2,925           19,027
Notes and interest receivable from Officer                               -
(Increase) decrease in assets:
   Inventory                                          7,165            2,310
   Prepaid expenses                                   3,300              -
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses             -3,170          -16,151
   Deferred compensation                             96,890           18,253
                                                     ------           ------
         Total adjustments                          107,110           23,439
                                                    -------           ------
         Net cash used by operating activities     -149,224           68,199
                                                   --------           ------
Cash flow from investing activities:

     Purchase of equipment                           -4,500              -
                                                     ------           ------
         Net cash used for investing activities      -4,500              -
                                                     ------           ------

Cash flow from financing activities:
   Issuance of secured notes                        -78,060           28,661
   Issuance of notes payable                            -             32,500
   Issuance of common stock for cash                 25,052              -
   Advances for stock purchases                     138,672              -
                                                    -------           ------
         Net cash provided by financing activities   85,664           61,161
                                                     ------           ------

         Increase (decrease) in cash position       -68,060           129,360
Cash at beginning of period                          68,552             1,425
                                                     ------             -----

Cash at end of period                                   492           130,785
                                                        ===           =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
           Interest                                   9,210               -
           Income taxes                                 -                 -



               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 1997
                                   (unaudited)


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

     The Reorganization Plan was confirmed on April 23, 1997 with the Bankruptcy Judge signing the order on May 2, 1997. The Plan was expected to be effective by August 6, 1997. Due to a variety of difficulties in arranging the asset investment of $2,000,000, and financing ongoing operations of the Company, the Plan has not been fully effected at January 31, 1998.

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

     4. A one new share of common stock and one warrant unit in exchange for 10 shares of old common or preferred stock. (A one for ten reverse split)

     The only item that had not been accomplished at December 31, 1997 was the receipt of the $2,000,000 per Plan.

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

Per Share Computations
- ----------------------
     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment on December 31, 1997 is comprised of the following:

           Equipment                                                    $ 62,990
           Furniture and fixtures                                         52,511
                                                                         -------
                                                                         115,501
           Less accumulated depreciation and amortization                 97,357
                                                                         -------
                                                                        $ 18,144
                                                                         =======

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

Consolidated Industries lawsuit.
- --------------------------------
     Consolidated Industries, a party who first proposed a Plan of Reorganization for the Company under terms and conditions similar to that which was finally adopted by the Company, was either unable or unwilling to continue with their proposal. After providing $28,000 of a promised $100,000 for working capital, Mr. Jung of Consolidated proposed major changes in the proposal. These proposed changes would have resulted in the Creditors of the Company receiving considerably less in the number of shares and dollar value than amounts received in the confirmed Plan. Consolidated Industries, Inc. has filed a NOTICE OF MOTION AND MOTION TO CONVERT TO CHAPTER 7 OR DISMISS and also a NOTICE OF MOTION AND MOTION FOR EXAMINATION UNDER BANKRUPTCY RULE 2004 with the United States Bankruptcy Court. The Company considers that the Consolidated case has no merit and that the Company will simply have the obligation of paying the $28,000 stipulated in the Plan.


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

     As noted in the Company's 10-KSB for the period June 30, 1997, the Gant Group has received the $60,000 payment required in the Plan. Quarterly payments for a four year period are due, starting on October 1, 1997. The October 1, 1997 payment was not made on the date due, however, the payment was made in December with penalty and interest. At January 31, 1998, the January 1, 1998 payment of $23,325.38 had not been paid and the Company is again delinquent in paying on these quarterly notes.


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

     The Company is relying on cash infusion from HOMETREND and Affiliates to provide operating money for the Company. There was a total of $73,872 invested during the quarter ended December 31, 1997 by HOMETREND and Affiliates. Since operating costs and interest expense amounted to $156,231 and gross profits of just $8,818, there was a significant shortfall in cash available to cover the costs and expenses of operations. The Company is again in the position of being late on payment of accounts payable and having to defer payments to personnel working for the Company.

     Unless HOMETREND and Affiliates are able to infuse the assets required in the Plan of Reorganization, the Company will have to discontinue operations, or at a minimum, severely cut costs and expenses of operations.

     The Company did not make filings of 10-KSBs for the fiscal years ending June 30, 1995 and 1996. For the fiscal year ending June 30, 1994, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The 10-KSB filed at June 30, 1997 was filed without certified audit, however, was prepared assuming that the Company would be able to continue operations. The accompanying quarterly unaudited financial statements have also been prepared contemplating continuation of the Company as a going concern.


NOTE 5 - SUBSEQUENT EVENTS

     As stated in Note 2, the Plan of Reorganization was not effected at January 31, 1998. HOMETREND continues to assure the Company that it will provide the assets necessary to complete the Plan of Reorganization. Post Confirmation debts continue to increase each quarter and HOMETREND has not invested adequate funds to pay for current operating and interest costs. Also, the payment to the Gant Group that was due on January 1, 1998 has not been made at January 31, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS


Liquidity and Capital Resources -  December 31, 1997 compared to June 30, 1997.
- -------------------------------
     During the six months ended December 31, 1997, the Company received cash from revenues totaling $109,972 and an investment of $138,672 from HOMETREND and Associates. During the quarter ended December 31, 1997, revenues amounted to $10,861 and funds received from HOMETREND and Associates amounted to $83,872. Cash on hand at December 31, 1997 was $492.


     Regardless, unless the Company achieves significant cash flow from sales and revenues, there is no assurance that funding from HOMETREND and associates will be adequate to allow the Company to emerge from bankruptcy.

         Debt owed by the Company at December 31, 1997 is as follows:

             Debt category                     Dec. 31, 1997          June 30, 1997          Incr./(Decr.)
                                            ------------------     ------------------     -------------------
Notes payable, secured                             $  286,453                364,513                (78,060)
Administrative costs per Plan                          70,737                 71,737                 (1,000)
Accounts  payable  and  accrued expenses               36,588                 26,148                  10,440
Accrued interest                                        7,220                      -                   7,220
Commissions payable                                     5,000                      -                   5,000
Deferred compensation                                  96,890                 24,830                  72,060
                                            ==================     ==================     ===================
                                                  $   502,888             $  487,228           $      15,660
                                            ==================     ==================     ===================

     During the quarter ending December 31, 1997 the Company's liquidity continued to deteriorate due in part to continuing losses from operations. The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of December 31, 1997 and June 30, 1997.

                                     Dec. 31, 1997             June 30, 1997
                                     -------------             -------------
Working capital (deficit)            $    (254,725)            $    (77,950)

     The Company does not expect revenues from operations to be adequate to meet all costs and expenses of the Company for several months after infusion of capital per Plan. If HOMETREND and Associates are unable to provide the assets as scheduled in the Plan of Reorganization, the Company is not expected to continue operations over a prolonged period of time without such infusion.

Financial and Operational Outlook
- ---------------------------------
     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year which the Company believes have increased that potential. The royalty from Mitsubishi for sales in Korea and other countries is expected to bring a gradually increasing stream of revenues, however, the amounts are expected to be less than $10,000 per quarter during the first few quarters of agreement. Sales to companies in Korea have provided revenues in the six months ended December 31, 1997 and their is a good possibility of additional sales to these companies.

     At December 31, 1997 and continuing through the date of the filing of this report, the Company continued to have an extremely serious insolvency problem. Although management believes it is making progress in maintaining itself in the face of its severe financial problems, there is no assurance that the Company will be able to emerge from Bankruptcy. In order to do so, the Company must have HOMETREND or some other party infuse the assets provided in the Plan.

     Results of Operations - The quarter and six months ended  December 31, 1997
     ---------------------
compared to the quarter and six months ended December 31, 1996.

     The Company had revenues of $10,861 during the quarter and $109,972 during the six months ended December 31, 1997, respectively, as compared to $$203,340 during the quarter and $234,661 during the six month periods ended December 31, 1996. The revenues in the 1997 periods were primarily for sale of products. The revenues for the 1996 period included a sale of the Vericode symbol Trademark to Mitsubishi Company in Japan for $200,000. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

     Expenses increased considerably in each category of expense due to the hiring of Administrative, Sales and Engineering personnel in anticipation of funding and an aggressive operating plan in keeping with the proforma projections in the Plan of Reorganization.

                                                              For the six months ended
                    Expense category                     Dec. 31, 1997        Dec. 31, 1996        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  General and administrative                            $       138,739        $      48,565           $    90,174
  Sales and marketing                                            55,253               10,957                44,296
  Engineering, research and development                          99,641               42,648                56,993
                                                        ================     ================     =================
                                                        $       293,633          $   102,170        $      191,463
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

Capital Expenditures and Commitments
- ------------------------------------
     The Company purchased a computer and reading demonstration system during the six months ended December 31, 1997. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.

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


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Notes payable to a group of secured creditors - "The Gant Group"
- ----------------------------------------------------------------
     In the Confirmed Plan of Reorganization, the Gant Group, a secured creditor under the Plan, was to receive $60,000 in cash and quarterly payments over a four year period. The Gant Group received the $60,000, and has received the first quarterly payment that was due on October 1, 1997. This payment to the Gant Group was paid in December 1997 with penalty and interest. The payment scheduled for January 1, 1998 has not been paid by January 31, 1998.

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

ITEM 2.  CHANGES IN SECURITIES.

     There was the exercising of Warrants by three stockholders who purchased 10,021 shares of common stock at $2.50 per share for a total of $25,052.50. The issuance of Warrants was included in the Confirmed Plan of Reorganization and explained in the 10-KSB filed for the fiscal year ended June 30, 1997, that is included herein by Reference.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     There were no matters submitted to a vote of Security-Holders during the six months ended December 31, 1997.


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

                                                       VERITEC INC.
                                                       ------------
                                                       (Registrant)
Date:  August 15, 1999
     -----------------
                                    By:     ____________________________________
                                            Jack E. Dahl
                                            Chief Financial Officer and Chief
                                            Accounting Officer
                                       12