Form 10QSB
period 1998-03-31
VERITEC INC
filed 1999-09-30
CIK 773318

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

                  For the quarterly period ended March 31, 1998
                                                ----------------
- ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from____________to___________

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

                                 (818) 782-4500
                 ----------------------------------------------
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

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                                   March 31,
                                                                     1998
                                                                     ----
ASSETS

Current Assets:
  Cash                                                             10,881
  Accounts receivable                                               2,780
  Inventories                                                      22,798
  Prepaids                                                          8,250
                                                                    -----
     Total current assets                                          44,709

Furniture and equipment, net.  (Note 2)                            16,329
                                                                   ------
                                                                   61,038
                                                                   ======
LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY):

Current Liabilities:
  Notes payable secured - current portion                         82,307
  Administrative costs per Plan of Reorganization                 70,737
  Accounts payable and accrued expenses                           65,908
  Deferred compensation                                          147,320
  Accrued interest                                                14,037
  Commissions payable                                              5,000
  Prepaid revenues                                                 4,250
                                                                   -----
     Total current liabilities                                   389,559


   Notes payable secured - long term                             204,146
                                                                 -------
          Total liabilities                                      593,705

   Advances on stock purchases                                   229,092
                                                                 -------
          Total liabilities and advances                         822,797
                                                                 -------

Shareholders' equity (deficiency)

   Common stock;  no par value,  authorized 20,000,000 shares,
     3,308,791 shares issued and outstanding                     183,164
   Additional paid in capital                                  9,286,316
   Accumulated deficit                                       -10,231,239
                                                             -----------
          Net shareholders' equity (deficiency)                 -761,759
                                                                --------
                                                                  61,038
                                                                  ======
               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                           For the three months ended  For the nine months ended
                                       March 31              March 31
                                      1998       1997        1998          1997
                                      ----       ----        ----          ----
Revenues                            13,244     31,218     123,217       265,879
Cost of Sales                        2,782     21,425      28,025        44,234
                                     -----     ------      ------        ------

     Gross profit                   10,462      9,793      95,192       221,645

Commissions                            -          -        31,000           -
                                    ------      -----      ------       -------

     Gross profit after commissions 10,462      9,793      64,192       221,645
                                    ------      -----      ------       -------
Expenses:
  General and administrative        63,691     32,939     202,431        81,504
  Sales and Marketing               15,108     17,366      70,361        28,323
  Engineering, research and
      development                   59,910     47,608     159,551        90,256
                                    ------     ------     -------        ------
                                   138,709     97,913     432,343       200,083
                                   -------     ------     -------       -------

     Gain (Loss) from operations  -128,247    -88,120    -368,151        21,562

Costs associated with bankruptcy       -       15,870         -          80,792

Interest expense, net                6,816        -        23,246           -
                                     -----     ------                    ------

    Net loss                      -135,063   -103,990    -391,397       -59,230
                                  ========   ========    ========       =======

Net loss per common share            -0.04      -0.05       -0.12         -0.03
                                     =====      =====       =====         =====

Weighted average common shares   3,308,791  2,085,600    3,308,791     2,085,600
     outstanding                 =========  =========    =========     =========













               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)

                                              For the nine months ended March 31
                                                      1998              1997
                                                      ----              ----
Cash flow from operating activities:

Net loss                                          -391,397           -59,230
                                                  --------           -------
Adjustments to reconcile net loss to net cash
     used by operating activities:
Depreciation and amortization                        4,740            23,378
Notes and interest receivable from Officer                               -
(Increase) decrease in assets:
   Inventory                                         1,865             2,310
   Accounts receivable                              -2,780               -
   Prepaid expenses                                  3,300               -
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses            32,967            -17,106
   Deferred compensation                           147,320             18,253
   Deferred revenue                                  4,250                -
   Accrued interest                                    -                  -
                                                   -------             ------
        Total adjustments                          191,662             26,835
                                                   -------             ------

        Net cash used by operating activities     -199,735            -32,395
                                                  --------            -------
Cash flow from investing activities:
   Purchase of equipment                            -4,500                -
   Write off of obsolete equipment                     -                  643
                                                    ------                ---

        Net cash used for investing activities      -4,500                643
                                                    ------                ---
Cash flow from financing activities:
   Advances for stock purchases                    199,572                -
   Issuance of notes payable                           -               32,500
   Issuance of common stock for cash                25,052                -
   Issuance of secured notes                       -78,060             28,661
                                                   -------             ------

        Net cash provided by financing activities  146,564             61,161
                                                   -------             ------

        Increase (decrease) in cash position       -57,671             29,409
Cash at beginning of period                         68,552              1,425
                                                    ------              -----
Cash at end of period                               10,881             30,834
                                                    ======             ======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
           Interest                                  9,210                -
           Income taxes                                -                  -
               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)


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

     The Reorganization Plan was confirmed on April 23, 1997 with the Bankruptcy Judge signing the order on May 2, 1997. The Plan was expected to be effective by August 6, 1997. Due to a variety of difficulties in arranging the asset investment of $2,000,000, and financing ongoing operations of the Company, the Plan has not been fully effected at April 30, 1998.

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

Items of Reorganization Plan Accomplished
- -----------------------------------------
     Of the items noted above, the following were accomplished by March 31, 1998:

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

     4. A one new share of common stock and one warrant unit in exchange for 10 shares of old common or preferred stock. (A one for ten reverse split)

     The only item that had not been accomplished at March 31, 1998 was the receipt of the $2,000,000 per Plan.

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

Per Share Computations
- ----------------------
     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment on March 31, 1998 is comprised of the following:

                  Equipment                                          $  62,990

                  Furniture and fixtures                                50,157
                                                                      --------
                                                                       113,147
                  Less accumulated depreciation and amortization        96,818
                                                                      --------
                                                                     $  16,329
                                                                      --------

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

     As noted in the Company's 10-KSB for the period June 30, 1997, the Gant Group has received the $60,000 payment required in the Plan. Quarterly payments for a four year period are due, starting on October 1, 1997. The October 1, 1997 payment was not made on the date due, however, the payment was made in December with penalty and interest. At April 30, 1998, neither the January 1, 1998 payment nor the April 1, 1998 payment of $23,325.38 each have not been paid and the Company is again delinquent in paying on these quarterly notes.


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

     The Company is relying on cash infusion from HOMETREND and Affiliates to provide operating money for the Company. There was a total of $60,900 invested during the quarter ended March 31,1998. by HOMETREND and Affiliates. Since operating costs and interest expense amounted to $145,525 and gross profits of just $10,462, there was a significant shortfall in cash available to cover the costs and expenses of operations. The Company is again in the position of being late on payment of accounts payable and having to defer payments to personnel working for the Company.

     Unless HOMETREND and Affiliates or some other party is able to infuse the assets required in the Plan of Reorganization, the Company will have to discontinue operations, or at a minimum, severely cut costs and expenses of operations.

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


NOTE 5 - SUBSEQUENT EVENTS

     As stated in Note 2, the Plan of Reorganization was not effected at April 30, 1998. HOMETREND continues to assure the Company that it will provide the assets necessary to complete the Plan of Reorganization. Post Confirmation debts continue to increase each quarter and HOMETREND has not invested adequate funds to pay for current operating and interest costs. Also, the payments to the Gant Group that were due on January 1, 1998 and April 1, 1998 have not been made at April 30, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources -March 31, 1998, compared to June 30, 1997.
- -------------------------------
     During the nine months ended March 31, 1997, the Company received cash from revenues totaling $123,217 and an investment of $199,572 from HOMETREND and Associates. During the quarter ended March 31, 1998, revenues amounted to $13,244 and funds received from HOMETREND and Associates amounted to $60,900. Cash on hand at March 31, 1998 was $10,881.


     Regardless, unless the Company achieves significant cash flow from sales and revenues, there is no assurance that funding from HOMETREND and associates will be adequate to allow the Company to emerge from bankruptcy.

         Debt owed by the Company at March 31, 1998 is as follows:

                  Debt category                     Mar. 31, 1998          June 30, 1997          Incr./(Decr.)
                                                  ------------------     ------------------     -------------------
  Notes payable, secured                                 $  286,453                364,513                (78,060)
  Administrative costs per Plan                              70,737                 71,737                 (1,000)
  Accounts payable and accrued expenses                      65,908                 26,148                  39,760
  Accrued interest                                           14,037                      -                  14,037

  Commissions payable                                         5,000                      -                   5,000
  Deferred revenues                                           4,250                      -                   4,250
  Deferred compensation                                     147,320                 24,830                 122,490
                                                  ==================     ==================     ===================
                                                        $   593,705             $  487,228          $      106,477
                                                  ==================     ==================     ===================


     During the quarter ending March 31, 1998 the Company's liquidity continued to deteriorate due in part to continuing losses from operations. The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of March 31, 1998 and June 30, 1997.

                                         Mar. 31, 1998             June 30, 1997
                                         -------------             -------------
Working capital (deficit)                $    (344,850)            $    (77,950)

     The Company does not expect revenues from operations to be adequate to meet all costs and expenses of the Company for several months after infusion of capital per Plan. If HOMETREND and Associates are unable to provide the assets as scheduled in the Plan of Reorganization, the Company is not expected to continue operations over a prolonged period of time without such infusion.


Financial and Operational Outlook
- ---------------------------------
     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year which the Company believes have increased that potential. The royalty from Mitsubishi for sales in Korea and other countries is expected to bring a gradually increasing stream of revenues, however, the amounts are expected to be less than $10,000 per quarter during the first few quarters of agreement. Sales to companies in Korea have provided revenues in the nine months ended March 31, 1998 and their is a good possibility of additional sales to these companies.

     At March 31, 1998 and continuing through the date of the filing of this report, the Company continued to have an extremely serious insolvency problem. Although management believes it is making progress in maintaining itself in the face of its severe financial problems, there is no assurance that the Company will be able to emerge from Bankruptcy. In order to do so, the Company must have HOMETREND or some other party infuse the assets provided in the Plan.


     Results of  Operations  - The quarter and nine months  ended March 31, 1998
     ----------------------
compared to the quarter and nine months ended March 31, 1997.

     The Company had revenues of $13,244 during the quarter and $123,217 during the nine months ended March 31, 1998, respectively, as compared to $$31,218 during the quarter and $265,879 during the nine month periods ended March 31, 1997. The revenues in the 1998 periods were primarily from the sale of products. The revenues for the 1997 period included a sale of the Vericode symbol Trademark to Mitsubishi Company in Japan for $200,000. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

     Operating expenses for the company have increased considerably in each category of expense due adding several personnel in each category and the normal operating expenses associated with an aggressive operating plan in keeping with the pro forma projections in the Plan of Reorganization.

                                                             For the nine months ended
                    Expense category                     Mar. 31, 1998        Mar. 31, 1997        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  General and administrative                            $       202,431        $      81,504          $    120,927
  Sales and marketing                                            70,361               28,323                42,038

  Engineering, research and development                         159,551               90,256                69,295
                                                        ================     ================     =================
                                                        $       432,343          $   200,083        $      232,260
                                                        ================     ================     =================

     The increase in General and Administrative expenses was due to adding the salary of the President, approximately $9,000 to the Stock Transfer Agent for issuance of new shares to stockholders in conjunction with the Plan and increased telephone and other general expenses with the increase in operating activity versus the prior year nine month period.

     The increase in Sales and Marketing was due to an increase of two people in the sales and marketing department, and office and travel expense of these added personnel.

     The increase in Engineering and research was due to the addition of an engineer, software development costs and activities relative to the assembly of products for a customer in Korea

Capital Expenditures and Commitments
- ------------------------------------
     The Company purchased a computer and reading demonstration system during the nine months ended March 31, 1998. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.


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


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Notes payable to a group of secured creditors - "The Gant Group"
- ----------------------------------------------------------------
     In the Confirmed Plan of Reorganization, the Gant Group, a secured creditor under the Plan, was to receive $60,000 in cash and quarterly payments over a four year period. The Gant Group received the $60,000, and has received the first quarterly payment that was due on October 1, 1997. This payment to the Gant Group was paid in December 1997 with penalty and interest. The payments scheduled for January 1, 1998 and April 1, 1998 have not been paid by April 30, 1998. The Gant Group has threatened to file a motion with the court to put the Company back in to Chapter 7 for liquidation unless the payments are made in the very near future.

Possible unasserted claims
- --------------------------
     In February, 1997, the Company received an invoice from a Mr. Henry Weiss in the amount of $39,291.50 for Consulting Services. It is the position of the Company that Mr. Weiss was never hired by the Company as a Consultant and, therefore, is not entitled to any amount of fee from the Company. In July 1997 Mr. Weiss came to Veritec representing Roy Salisbury, a member of the Company's Board of Directors, and SAHC, a company controlled by Mr. Salisbury, the guarantors of the Plan of Reorganization. It was understood by the Company that Mr. Weiss was doing due diligence work for Mr. Salisbury. During subsequent months, when Mr. Salisbury and SAHC were part of the intended funders of the Company, it was proposed by Mr. Salisbury that Mr. Weiss become a senior officer in the Company. Since Mr. Salisbury and SAHC did not provide the assets required in the Plan of Reorganization, Mr. Weiss was never put into a position in the Company. Mr. Weiss did not provide any services for Veritec during his period of due diligence work for Mr. Salisbury. He may have provided services to Mr. Salisbury who was an intended funder of the Company, but those efforts did not bring any known benefits to the Company. It is the Company's position that Mr. Weiss is not entitled to any type of reward for his time spent at the Company's office doing the due diligence work for Mr. Salisbury.


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

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     There were no matters submitted to a vote of Security-Holders during the nine months ended March 31, 1998.

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