Form 10QSB
period 1998-09-30
VERITEC INC
filed 1999-09-30
CIK 773318

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

                For the quarterly period ended September 30, 1998
                                              -------------------
 ----TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from__________to__________

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
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of October 31, 1998 the Company had 3,308,791 shares of common stock.



                       This document consists of 13 pages.
                        The Exhibit index is on page 13.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                                September 30,
                                                                     1998
                                                                     ----
ASSETS

Current Assets:
  Cash                                                                556
  Inventories                                                      23,103
  Prepaids                                                          8,250
                                                                    -----
     Total current assets                                          31,909

Furniture and equipment, net.  (Note 2)                            13,154
                                                                   ------
                                                                   45,063
                                                                   ======
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIENCY):

Current Liabilities:
  Notes payable                                                    45,000
  Notes payable secured - current portion                         100,529
  Administrative costs per Plan of Reorganization                  42,737
  Accounts payable and accrued expenses                            72,730
  Deferred compensation                                           169,320
  Accrued interest                                                 18,923
  Commissions payable                                               2,500
                                                                    -----
     Total current liabilities                                    451,739

   Notes payable secured - long term                              185,924
                                                                  -------
          Total liabilities                                       637,663

   Advances on stock purchases                                    160,872
                                                                  -------
          Total liabilities and advances                          798,535
                                                                  -------
Shareholders' equity (deficiency)
   Series H preferred stock,  275,000 shares authorized
       30,000 shares issued and outstanding                       218,182
   Common stock;  no par,  authorized 20,000,000 shares
       3,308,791 issued and outstanding                           183,164
   Additional paid in capital                                   9,286,316
   Accumulated deficit                                        -10,441,134
                                                              -----------
          Net shareholders' equity (deficiency)                  -753,472
                                                                 --------
                                                                   45,063
                                                                   ======

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                     For the three months ended
                                                              September 30,
                                                    1998                    1997
                                                    ----                    ----
Revenues                                          42,401                  99,112
Cost of Sales                                     18,485                  22,653
                                                  ------                  ------
        Gross profit                              23,916                  76,459

Commissions                                        5,000                  31,000
                                                   -----                  ------

        Gross profit after commissions            18,916                  45,459
                                                  ------                  ------
Expenses:
  General and administrative                      89,791                  72,725
  Sales and Marketing                             13,434                  26,460
  Engineering, research and
       development                                49,456                  47,036
                                                  ------                  ------
                                                 152,681                 146,221
                                                 -------                 -------

        Gain (Loss) from operations             -133,765                -100,762

Interest expense, net                              5,982                   7,613
                                                   -----                   -----

        Net loss                                -139,747                -108,375
                                                ========                ========

Net loss per common share                          -0.04                   -0.03
                                                   =====                   =====
Weighted average common shares
     outstanding                               3,308,791               3,298,770
                                               =========               =========

















               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)

                                        For the three months ended September 30,
                                                       1998              1997
                                                       ----              ----
Cash flow from operating activities:

Net loss                                           -139,747          -108,375
                                                   --------          --------
Adjustments to reconcile net loss to net cash
     used by operating activities:
Depreciation and amortization                         1,587             1,337
Notes and interest receivable from Officer
(Increase) decrease in assets
   Inventory                                          9,615            11,021
   Accounts receivable                                  -             -45,246
   Prepaids                                             -               3,300
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses            -31,040             5,582
   Deferred compensation                             61,620            64,900
   Deferred revenue                                  -8,500               -
                                                     ------            ------
       Total adjustments                             33,282            40,894
                                                     ------            ------

       Net cash used by operating activities       -106,465           -67,481
                                                   --------           -------
Cash flow from investing activities:
   Purchase of equipment                                -              -4,500
                                                   --------            ------

       Net cash used for investing activities           -              -4,500
                                                   --------            ------

Cash flow from financing activities:

   Issuance of secured notes                            -             -60,000
   Issuance of notes payable                         20,000               -
   Issuance of preferred stock from advances        218,182
   Advances for stock purchases                    -135,377            64,800
                                                   --------            ------
       Net cash provided by financing activities    102,805             4,800
                                                    -------             -----

       Increase (decrease) in cash position          -3,660           -67,181
Cash at beginning of period                           4,216            68,552
                                                      -----            ------
Cash at end of period                                   556             1,371
                                                        ===             =====

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
           Interest                                  12,500               -
           Income taxes                                 -                 -

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1998
                                  (unaudited)

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

     The Reorganization Plan was confirmed on April 23, 1997 with the Bankruptcy Judge signing the order on May 2, 1997. The Plan was expected to be effective by August 6, 1997. Due to a variety of difficulties in arranging the asset investment of $2,000,000, and financing ongoing operations of the Company, the Plan has not been fully effected at September 30, 1998.

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

Items of Reorganization Plan Accomplished
- -----------------------------------------
     Of the items noted above, the following were accomplished by September 30, 1998:
     1. Transfer of debt to equity. Creditors were provided 2,740,020 shares of Restricted Common Stock in exchange for debt.

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

Per Share Computations
- ----------------------
     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment on September 30, 1998 is comprised of the following:

             Equipment                                                $  57,343
            Furniture and fixtures                                       50,157
                                                                       --------
                                                                        107,500
            Less accumulated depreciation and amortization               94,346
                                                                       --------
                                                                      $  13,154
                                                                       ========
                                       6


NOTE  3 - COMMITMENTS AND CONTINGENCIES

Contingencies
- -------------
     All major contingencies of the Company are included in the Confirmed Plan of Reorganization. In the event the Company is unable to comply with the requirements of the Plan, then the Company could be placed back into Chapter 7 Bankruptcy and its assets liquidated.

Pending Litigation
- ------------------
     As stated in Note 1, the Company is currently in Chapter 11 Bankruptcy, therefore, all pending litigation or threats of litigation up to the date of Confirmation of the Plan will be addressed in conjunction with regular bankruptcy proceedings. Since Confirmation of the Plan, Consolidated Industries have filed action against the company as stated below.

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

     As noted in the Company's 10-KSB for the period June 30, 1997, the Gant Group has received the $60,000 payment required in the Plan. Quarterly payments for a four year period are due, starting on October 1, 1997. The October 1, 1997 payment was not made on the date due, however, the payment was made in December 1997 with penalty and interest. In September 1998 the Company paid $12,500 towards interest and attorney fees to the Gant Group and promised to bring the account current from moneys expected from and promised by HOMETREND within 30 days. At October 31, 1998, no payments had been made on the January 1, 1998, the April 1, 1998, July 1, 1998 nor the October 1, 1998 payments due of $23,325.38 each, plus accumulated penalties and interest on past due amounts.

     On July 28, 1998 the Gant Group filed a motion with the Court seeking dismissal of the Case, reverting the Case back to Chapter 7, on the grounds that the Company had not effectuated substantial consummation of the Confirmed Plan and the Company was in material default of the confirmed Plan. No action hass been taken by the Court as of October 31, 1998 on this motion.


NOTE 4 - GOING CONCERN AND MANAGEMENT'S PLANS

     At June 30, 1998, HOMETREND and Associates had introduced assets to the Company purporting that the assets were adequate to meet the infusion of $2,000,000 required in the Plan. These assets were comprised of an office building in Elkhart, Indiana valued at $450,000 and a Promissory Note in the amount of $1,155,006. Cash, a license agreement and certain accrued liabilities amounting to $394,994 which have come into the Company from HOMETREND and Associates or owed by the Company since Confirmation of the Plan made up the difference for a total of $2,000,000. The Promissory Note was to be collateralized with free and clear real property valued in excess of the amount of the note. The Promissory Note called for monthly payments to the Company with the first payment of $40,000 due on October 1, 1998, the next four monthly payments of $60,000 and then payments of $80,000 per month until the note was paid in full. The Company had received $82,805 from HOMETREND and Associates during the months of July, August and September 1998 and this amount was applied against the Note. At October 31, 1998 no collateral on the Promissory Note had been obtained and the Elkhart property was under major repair and no appraisal had been received on this property. It is doubtful at October 31, 1998 that the property has the value purported nor is there adequate collateral backing on the Promissory Note to consider these assets as qualified to satisfy the required asset investment under the Plan.

     As stated in Note 2, the Company is in Chapter 11 Bankruptcy. The Plan was to be Effective on August 8, 1997. Due to the inability of HOMETREND and its Affiliates to provide the assets guaranteed in the Plan, the company is in a difficult financial position. Administrative, Engineering and Sales personnel were hired by the Company in anticipation of the funding being in place. Operating activities were increased to position the Company for increased sales. There is no assurance that the funding per Plan will be forthcoming and if not, then the Company is facing the prospect of being put into Chapter 7. Since all of the debt to equity stock issuances have been made and some finances have come in to the Company to pay for continuing operations and payment of the $60,000 to the Gant Group, there has been some effecting of the Plan. However, as stated in
Note 3 above, the payments to the Gant Group have not been made in a timely manner and they have filed to put the company back into Chapter 7. HOMETREND continues to assure the company that assets per Plan will be invested and that requirements of the Plan will be satisfied.

     The Company is relying on cash infusion from HOMETREND and Affiliates to provide operating money for the Company. There was a total of $82,805 invested during the quarter ended September 30, 1998 by HOMETREND and Affiliates of which $28,000 was paid to Consolidated Industries per requirement of the Plan, $16,250 was paid to the Company's bankruptcy attorney and $12,500 was paid to the Gant Group for past due interest and attorney costs. Since operating costs and interest expense amounted to $152,681 and gross profits of just $18,916, there was a significant shortfall in cash available to cover the costs and expenses of operations. The Company is again in the position of being late on payment of accounts payable and having to defer payments to personnel working for the Company.

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

NOTE 5 - SUBSEQUENT EVENTS

     As stated in Note 2, the Plan of Reorganization was not effected at October 31, 1998. HOMETREND continues to assure the Company that it will provide the assets necessary to complete the Plan of Reorganization. Post Confirmation debts continue to increase each quarter and HOMETREND has not invested adequate funds to pay for current operating and interest costs. Also, the payments to the Gant Group that were due on January 1, 1998, April 1, 1998, July 1, 1998 and October 1, 1998 have not been made at October 31, 1998. Also, the Gant Group has filed a motion with the court to put the Company back into Chapter 7 bankruptcy.

PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources -September 30, 1998, compared to June 30, 1998.
- -------------------------------
     During the quarter ended September 30, 1998, the Company received cash from revenues totaling $42,401 and an investment of $82,805 from HOMETREND and Associates. Cash on hand at March 31, 1998 was $556.

     Regardless, unless the Company achieves significant cash flow from sales and revenues, there is no assurance that funding from HOMETREND and associates will be adequate to allow the Company to emerge from bankruptcy.

         Debt owed by the Company at March 31, 1998 is as follows:

                  Debt category                    Sept. 30, 1998         June 30, 1998           Incr./(Decr.)
                                                  -----------------     -------------------     -------------------
Notes payable                                           $   45,000            $          -              $   45,000
Notes payable, secured                                     286,453                 304,513                (18,060)
Administrative costs per Plan                               42,737                  70,737                (28,000)
Accounts payable and accrued expenses                       72,730                  30,347                  42,383
Accrued interest                                            18,923                  17,613                   1,310
Commissions payable                                          2,500                  10,000                 (7,500)
Deferred compensation                                      169,320                  64,500                 104,820
                                                  =================     ===================     ===================
                                                       $   637,663              $  497,710          $      139,953
                                                  =================     ===================     ===================

     During the quarter ending September 30, 1998 the Company's liquidity continued to deteriorate due in part to continuing losses from operations. The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of September 30, 1998 and June 30, 1998.

                                        Sept. 30, 1998             June 30, 1998
                                        --------------             -------------
Working capital (deficit)               $    (419,830)             $   (364,475)

     The Company does not expect revenues from operations to be adequate to meet all costs and expenses of the Company for several months after infusion of capital per Plan. If HOMETREND and Associates are unable to provide the assets as scheduled in the Plan of Reorganization, the Company is not expected to continue operations over a prolonged period of time without such infusion.

Financial and Operational Outlook
- ---------------------------------
     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year which the Company believes have increased that potential. The royalty from Mitsubishi for sales in Korea and other countries is expected to bring a gradually increasing stream of revenues, however, the amounts are expected to be less than $10,000 per quarter during the first few quarters of agreement. Sales to companies in Korea have provided revenues in the nine months ended September 30, 1998 and their is a good possibility of additional sales to these companies.

     At September 30, 1998 and continuing through the date of the filing of this report, the Company continued to have an extremely serious insolvency problem. Although management believes it is making progress in maintaining itself in the face of its severe financial problems, there is no assurance that the Company will be able to emerge from Bankruptcy. In order to do so, the Company must have HOMETREND or some other party infuse the assets provided in the Plan.

Results of  Operations - The quarter  ended  September 30, 1998 compared to the
- ----------------------
quarter ended September 30, 1997.

     The Company had revenues of $42,401 during the quarter ended September 30, 1998, as compared to $99,112 during the quarter ended September 30, 1997. The revenues in the 1998 period were primarily from the sale of products. The revenues for the 1997 period included a royalty payment from Mitsubishi Corporation of $6,476 with the balance of revenues for the sale of products. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

     Operating expenses for the company were approximately the same amount between the two years as shown below::

                                                             For the nine months ended
                    Expense category                    Sept. 30, 1998       Sept. 30, 1997        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  General and administrative                             $       89,791        $      72,725           $    17,066
  Sales and marketing                                            13,434               26,460              (13,026)
  Engineering, research and development                          49,456               47,036                 2,420
                                                        ================     ================     =================
                                                        $       152,681          $   146,221          $      6,460
                                                        ================     ================     =================

     The increase in General and Administrative expenses was due to payment of $20,000 to the Company's bankruptcy attorney. Other costs and expenses remained about the same as those in the prior year first quarter.

     The decrease in Sales and Marketing expense was due to the resignation of the Company's Vice President of Sales and Marketing due to the Company having insufficient funds to pay salary.

     The increase in Engineering and research was due to the additional time worked by an assistant engineer. Capital Expenditures and Commitments

Capital Expenditures and Commitments
- ------------------------------------
     There were no Capital expenditures during the quarter ended September 30, 1998. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.

Factors that may effect future results
- --------------------------------------
     The major factor effecting future results is the current bankruptcy situation in the company including the current delinquency in payment of notes and interest payable to the Gant Group.. Since future operations of the Company are dependent on the Company emerging from bankruptcy, there is no assurance that the Company will receive the $2,000,000 in assets required in the Plan of Reorganization.. If the assets are infused into the Company, then the Company will have operating capital and a possible means of raising additional capital for future operations of the Company. If the assets are not brought into the Company, either from HOMETREND or another party, then the Company will probably not emerge from Bankruptcy.


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Notes payable to a group of secured creditors - "The Gant Group"
- ----------------------------------------------------------------
     In the Confirmed Plan of Reorganization, the Gant Group, a secured creditor under the Plan, was to receive $60,000 in cash and quarterly payments over a four year period. The Gant Group received the $60,000, and has received the first quarterly payment that was due on October 1, 1997. This payment to the Gant Group was paid in December 1997 with penalty and interest. The payments scheduled for January 1, 1998, April 1, 1998, July 1, 1998 and October 1, 1998 have not been paid by October 31 1998. The Gant Group has filed a motion with the court to put the Company back in to Chapter 7 for liquidation. The Court has not yet set a hearing date at October 31, 1998 on this motion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     There were no matters submitted to a vote of Security-Holders during the nine months ended September 30, 1998.

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