Form 10QSB
period 1998-12-31
VERITEC INC
filed 1999-09-30
CIK 773318

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

                For the quarterly period ended December 31, 1998
                                              --------------------
- ----TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to__________

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
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of January 31, 1998 the Company had 3,608,791 shares of common stock.


         This document consists of 17 pages, including 2 exhibit pages.
                        The Exhibit index is on page 14.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                                  December 31,
                                                                      1998
                                                                      ----
ASSETS

Current Assets:
  Cash                                                                 125
  Inventories                                                       23,936
  Prepaids                                                           8,250
                                                                     -----
          Total current assets                                      32,311
                                                                    ------

Furniture and equipment, net.  (Note 2)                             11,567
                                                                    ------
                                                                    43,878
                                                                    ======
LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIENCY):

Current Liabilities:
  Notes payable                                                     48,665
  Notes payable secured - current portion                          138,351
  Administrative costs per Plan of Reorganization                   42,737
  Accounts payable and accrued expenses                             92,408
  Deferred compensation                                            227,520
  Accrued interest                                                  29,472
  Commissions payable                                                2,500
                                                                     -----
          Total current liabilities                                581,653


   Notes payable secured - long term                               148,102
                                                                   -------
          Total liabilities                                        729,755

   Advances on stock purchases                                     164,372
                                                                   -------
          Total liabilities and advances                           894,127
                                                                   -------

Shareholders' equity (deficiency)
 Common stock;  no par,  authorized 20,000,000 shares,
      3,608,791 shares issued and outstanding                      183,164
 Additional paid in capital                                      9,504,498
 Accumulated deficit                                           -10,537,911
                                                               -----------
          Net shareholders' equity (deficiency)                   -850,249
                                                                  --------
                                                                    43,878
                                                                    ======

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                            For the three months ended  For the six months ended
                                     December 31,                December 31,
                                      1998         1997        1998        1997
                                      ----         ----        ----        ----

Revenues                             8,879       10,861       51,280    109,972
Cost of Sales                        1,727        2,590       20,212     25,243
                                     -----        -----       ------     ------

    Gross profit                     7,152        8,271       31,068     84,729

Commissions                            -            -          5,000     31,000
                                     -----        -----        -----     ------

    Gross profit after commissions   7,152        8,271       26,068     53,729
                                     -----        -----       ------     ------
Expenses:
 General and administrative         40,389       66,014      130,180    138,739
 Sales and Marketing                14,130       28,794       27,564     55,253
 Engineering, research and
    development                     38,862       52,605       88,318     99,641
                                    ------       ------       ------     ------
                                    93,381      147,413      246,062    293,633
                                    ------      -------      -------    -------

    Gain (Loss) from operations    -86,229     -139,142     -219,994   -239,904

Interest expense, net               10,548        8,818       16,530     16,430
                                    ------        -----       ------     ------

    Net loss                       -96,777     -147,960     -236,524   -256,334
                                   =======     ========     ========   ========

Net gain (loss) per common share     -0.03        -0.05        -0.07      -0.08
                                     =====        =====        =====      =====
Weighted average common shares
     outstanding                  3,508,791   3,302,110    3,358,791  3,305,445
                                  =========   =========    =========  =========














               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)

                                           For the six months ended December 31,
                                                    1998                1997
                                                    ----                ----
Cash flow from operating activities:

Net loss                                        -236,524            -256,334
                                                --------            --------
Adjustments to reconcile net loss to net cash
   used by operating activities:
Depreciation and amortization                      3,174               2,925
Notes and interest receivable from Officer
(Increase) decrease in assets:
   Inventory                                       8,782               7,165
   Prepaid expenses                                  -                 3,300
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses            -813              -3,170
   Deferred compensation                         119,820              96,890
   Deferred revenue                               -8,500                 -
                                                  ------              ------
        Total adjustments                        122,463             107,110
                                                 -------             -------

        Net cash used by operating activities   -114,061            -149,224
                                                --------            --------
Cash flow from investing activities:

   Purchase of equipment                             -                -4,500
                                                ---------             ------

        Net cash used for investing activities       -                -4,500
                                                ---------             ------
Cash flow from financing activities:
   Issuance of secured notes                         -               -78,060
   Issuance of notes payable                       23,665                -
   Issuance of preferred stock from advances      218,182
   Issuance of common stock for cash                  -               25,052
   Advances for stock purchases                  -131,877            138,672
                                                 --------            -------
        Net cash provided by financing activities 109,970             85,664
                                                  -------             ------

           Increase (decrease) in cash position    -4,091            -68,060
Cash at beginning of period                         4,216             68,552
                                                   ------             ------
Cash at end of period                                 125                492
                                                      ===                ===

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
           Interest                                12,500              9,210
           Income taxes                               -                  -

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 1998
                                   (unaudited)


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

Chapter 11 Bankruptcy
- ---------------------
     A Court hearing on the Gant Groups motion to convert the case from Chapter 11 back to Chapter 7 was scheduled for November 30, 1998. Moments before the hearing, Howard Behling, Acting President and Chief Executive Officer of the
Company, agreed to a stipulation proposed by the Company's attorney and agreed to by the Gant Group in order to have court action delayed on the Gants motion of conversion. This Stipulated Agreement the following:

     1.  The Gant Group was to be paid $100,000 no later than December 30, 1998.
     2. All subsequent payments on the Notes to be paid as set forth in the Plan.
     3. If payments are not made as scheduled in items 1 and/or 2 above, the Gant Group can submit a declaration to the court so stating.
     4. If such a declaration to the effect that payment had not been received by the Gant Group, then THIS CASE WILL AUTOMATICALLY BE CONVERTED TO CHAPTER 7 PROCEEDING.

     As of Janaury 31, 1999, the $100,000 had not been paid to the Gant Group. See Note 4, Management Discussion for information on a new investor interested in funding the Plan.

     A brief history of the Bankruptcy is as follows:

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

     The Reorganization Plan was confirmed on April 23, 1997 with the Bankruptcy Judge signing the order on May 2, 1997. The Plan was expected to be effective by August 6, 1997. Due to a variety of difficulties in arranging the asset investment of $2,000,000, and financing ongoing operations of the Company, the Plan has not been fully effected at December 31, 1998.

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

Items of Reorganization Plan Accomplished
- -----------------------------------------
     Of the items noted above, the following were accomplished by December 31, 1998:

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

     4. A one new share of common stock and one warrant unit in exchange for 10 shares of old common or preferred stock. (A one for ten reverse split)

     The only item that had not been accomplished at January 31, 1999 was the receipt of the $2,000,000 per Plan.

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

Per Share Computations
- ----------------------
     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment on December 31, 1998 is comprised of the following:

                  Equipment                                           $   57,343
                  Furniture and fixtures                                  50,157
                                                                       ---------
                                                                         107,500
                  Less accumulated depreciation and amortization          95,934
                                                                        --------
                                                                       $  11,566
                                                                        ========
NOTE  3 - COMMITMENTS AND CONTINGENCIES

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

     As noted in the Company's 10-KSB for the period June 30, 1997, the Gant Group has received the $60,000 payment required in the Plan. Quarterly payments for a four year period are due, starting on October 1, 1997. The October 1, 1997 payment was not made on the date due, however, the payment was made in December 1997 with penalty and interest. In September 1998 the Company paid $12,500 towards interest and attorney fees to the Gant Group and promised to bring the account current from moneys expected from and promised by HOMETREND within 30 days. At January 31, 1999, no payments had been made on the January 1, 1998, the April 1, 1998, July 1, 1998, October 1, 1998 nor the January 1, 1999 payments due of $23,325.38 each, plus accumulated penalties and interest on past due amounts.

     On July 28, 1998 the Gant Group filed a motion with the Court seeking dismissal of the Case, reverting the Case back to Chapter 7, on the grounds that the Company had not effectuated substantial consummation of the Confirmed Plan and the Company was in material default of the confirmed Plan. See comments in
Note 1 regarding current activities with the Gant Group regarding payments and committments to them.


NOTE 4 - GOING CONCERN AND MANAGEMENT'S PLANS

     At December 31, 1998 "The Matthews Group" had indicated an interest in being the investor into Veritec in conjunction with the Plan. A preliminary Agreement was signed by the Company and the Matthews Group on January 6, 1999. The Company's Board of Directors approved the following items at a meeting on January 13, 1999:

     1. That the Matthews Group be allowed to have three (3) seats on the Board of Direcrtors.
     2. That the Matthews Group, upon being provided adequate collateral, shall make available $100,000 or interim funding, with approval of any expenditures approved by the Matthews Group.
     3. That The Company agrees that Larry Matthews act as Interim President and CEO of the Company.
     4. That the Board shall obtain a pledge of 200,000 shares of Veritec Stock, or other sufficient collateral to the Matthews Group for providing the $100,000 interim funding.
     5. That Veritec shall obtain satisfactory verification that the Matthews Group has $100,000 cash available for interim funding and the ability to infuse $2,000,000 into Veritec.
     6. That the Matthews Group shall be allowed to conduct a 90 day good faith investigation of Veritec's finances and prospects for future business.
     7. It being acknowledged that the Matthews Group pledged to resign their Director seats at the end of the 90 day investigation period should the Matthews Group decide they do not want to go forward with an infusion of $2,000,000 of assets into Veritec Inc.

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

     As stated in Note 1, the Company is in Chapter 11 Bankruptcy. The Plan was to be Effective on August 8, 1997. Due to the inability of HOMETREND and its Affiliates to provide the assets guaranteed in the Plan, the company is in a difficult financial position. Administrative, Engineering and Sales personnel were hired by the Company in anticipation of the funding being in place. Operating activities were increased to position the Company for increased sales. There is no assurance that the funding per Plan will be forthcoming and if not, then the Company is facing the prospect of being put into Chapter 7. Since all of the debt to equity stock issuances have been made and some finances have come in to the Company to pay for continuing operations and payment of the $60,000 to the Gant Group, there has been some effecting of the Plan. However, as stated in
Note 3 above, the payments to the Gant Group have not been made in a timely manner and they have filed to put the company back into Chapter 7. Since The Matthews Group has indicated an interest in being the investors per the Plan, the Gant Group is in discussions with them pertaining to the amounts due the Gant Group. HOMETREND continues to assure the company that assets per Plan will be invested and that requirements of the Plan will be satisfied.

     The Company is relying on the asset infusion required in the Plan. HOMETREND and Affiliates still have the responsibility for this infusion of the $2,000,000. The Matthews Group claims to have an interest and the means to step into the HOMETREND position on the infusion of the assets. HOMETREND and Affiliates provided just $3,500 during the quarter ended December 31, 1998. Since operating costs and interest expense amounted to $103,929 and gross profits just $7,152, there was a significant shortfall in cash available to cover the costs and expenses of operations.

     The Company is again in the position of being late on payment of accounts payable and having to defer payments to personnel working for the Company.

     Unless HOMETREND and Affiliates or The Matthews Group is able to infuse the assets required in the Plan of Reorganization, the Company will have to discontinue operations, or at a minimum, severely cut costs and expenses of operations.

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


NOTE 5 - SUBSEQUENT EVENTS

     As stated in Note 1, the Plan of Reorganization was not effected at December 31, 1998. Post Confirmation debts continue to increase each quarter and HOMETREND has not invested adequate funds to pay for current operating and interest costs. The committment of the Matthews Group is for limited funding until such time as they determine to go forward with an infusion of assets.

PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources -December 31, 1998, compared to June 30, 1998.
- -------------------------------
     During the quarter and six months ended December 31, 1998 the Company received cash from revenues of $8,879 and $ 51,280, respectively and an investment of $3,500 during the quarter and $86,305 for the six month periods from HOMETREND and Associates. Cash on hand at March 31, 1998 was $125.

     Regardless, unless the Company achieves significant cash flow from sales and revenues, there is no assurance that funding from the Matthews Group or HOMETREND and associates will timely or adequate to allow the Company to emerge from bankruptcy.

     Debt owed by the Company at December 31, 1998 as compared to June 30, 1998 is as follows:

        Debt category                 Dec. 31, 1998          June 30, 1998           Incr./(Decr.)
                                    -----------------     -------------------     -------------------
Notes payable                             $   48,665            $          -              $   48,665
Notes payable, secured                       286,453                 304,513                (18,060)
Administrative costs per Plan                 42,737                  70,737                (28,000)
Accounts payable and accrued expenses         92,408                  30,347                  62,061
Accrued interest                              29,472                  17,613                  11,859
Commissions payable                            2,500                  10,000                 (7,500)
Deferred compensation                        227,520                  64,500                 163,020
                                   =================     ===================     ===================
                                         $   729,755              $  497,710          $      232,045
                                   =================     ===================     ===================

     During the quarter ending December 31, 1998 the Company's liquidity continued to deteriorate due in part to continuing losses from operations. The Company's liquidity (working capital) is reflected in the table below which shows comparative working capital as of December 31, 1998 and June 30, 1998.

                                         December 31,              June 30, 1998
                                         ------------              -------------
                                             1998
                                             ----
Working capital (deficit)               $    (549,342)             $   (364,475)

     The Company does not expect revenues from operations to be adequate to meet all costs and expenses of the Company for several months after infusion of capital per Plan. If the Matthews Group or HOMETREND and Associates are unable to provide the assets as scheduled in the Plan of Reorganization, the Company is not expected to continue operations over a prolonged period of time without such infusion.

Financial   and   Operational   Outlook
- ---------------------------------
     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year which the Company believes have increased that potential. The royalty from Mitsubishi for sales in Korea and other countries is expected to bring a gradually increasing stream of revenues, however, the amounts are expected to be less than $10,000 per quarter during the first few quarters of agreement. Since there are inadequate funds to pay personnel who have been working for the Company, there are no sales or engineering personnel currently working and only one person in Administration. Unless the Company receives the asset infusion required in the Plan, there are no prospects of additional sales at December 31, 1998.

     At December 31, 1998 and continuing through the date of the filing of this report, the Company continued to have an extremely serious insolvency problem. Although management believes it is making progress in maintaining itself in the face of its severe financial problems, there is no assurance that the Company will be able to emerge from Bankruptcy.

     Results of Operations - The quarter and six months ended  December 31, 1998
     ---------------------
compared to the quarter and six months ended December 31, 1997.

     The Company had revenues of $8,879 during the quarter and $51,280 for the six months ended December 31, 1998, as compared to $10,861 and $109,972 during the quarter and six months ended December 31, 1997. The revenues in the 1998 period were primarily from the sale of products. The revenues for the 1997 period included a royalty payment from Mitsubishi Corporation of $6,476 with the balance of revenues from the sale of products. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

     Operating expenses for the company showed a decrease in each category of expense as shown below:

                                                            For the six months ended
                  Expense category                     Dec. 31, 1998        Dec. 31, 1997        Incr./(Decr.)
                                                      ----------------     ----------------     -----------------

General and administrative                            $       130,180       $      138,739          $    (8,559)
Sales and marketing                                            27,564               55,253              (27,689)
Engineering, research and development                          88,318               99,641              (11,323)
                                                      ================     ================     =================
                                                      $       246,062          $   293,633       $      (47,570)
                                                      ================     ================     =================

     The decrease in General and Administrative expenses was due the termination of the President of the Company in October 1998 , partially offset by increased patent attorney fees.. Other costs and expenses remained about the same as those in the prior year first quarter.

     The decrease in Sales and Marketing expense was due to the resignation of the Company's Vice President of Sales and Marketing due to the Company having insufficient funds to pay salary.

     The decrease in Engineering and research was due to the resignation of the Company's Vice President Engineering, due to lack of funding to pay personnel working for the Company.

Capital Expenditures and Commitments
- ------------------------------------
     There were no Capital expenditures during the six months ended December 31, 1998. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.

Factors that may effect future results
- --------------------------------------
     The major factor effecting future results is the current bankruptcy situation in the company including the current delinquency in payment of notes and interest payable to the Gant Group. At January 31, 1999 the Company is in jeopardy of having its Chapter 11 standing reverted to Chapter 7 procedures due to not paying the Gant Group the $100,000 stipulated and agreed to by December 30, 1998. Since future operations of the Company are dependent on the Company emerging from bankruptcy, there is no assurance that the Company will receive the $2,000,000 in assets required in the Plan of Reorganization.. With interest being shown by the Matthews Group to fund according to the Plan, the Gant Group has been willing to delay filing final action against the Company for reversion back to Chapter 7. Since the Gant Group has a signed Judges order, they can file at any time of their choosing. If the assets are infused into the Company, then the Company will have operating capital and a possible means of raising additional capital for future operations of the Company. If the assets are not brought into the Company, either from the Matthews Group or HOMETREND and Affiliates, then the Company will probably not emerge from Bankruptcy.


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Notes payable to a group of secured creditors - "The Gant Group"
- ----------------------------------------------------------------
     In the Confirmed Plan of Reorganization, the Gant Group, a secured creditor under the Plan, was to receive $60,000 in cash and quarterly payments over a four year period. The Gant Group received the $60,000, and has received the first quarterly payment that was due on October 1, 1997. This payment to the Gant Group was paid in December 1997 with penalty and interest. The payments scheduled for January 1, 1998, April 1, 1998, July 1, 1998 and October 1, 1998 have not been paid by October 31 1998. The Gant Group filed a motion with the court to put the Company back in to Chapter 7 for liquidation. See Note 1 of this 10-QSB report for comments on the current situation with the Gant Group.

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

ITEM 2.  CHANGES IN SECURITIES.

     During the six months ended December 31, 1998, there were 30,000 shares of Series H Preferred Stock issued to HOMETREND in exchange for $218,182. HOMETREND had this 30,000 shares of Series H Preferred Stock converted to 300,000 shares of Common Stock as allowed in the Plan of Reorganization.. This action increased the number of common shares from 3,308,791 to 3,608,791 at December 31, 1998.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     There were no matters submitted to a vote of Security-Holders during the nine months ended December 31, 1998.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  1.  Stipulation Re: Plan Payments; orders thereon.

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

                                                          VERITEC INC.
                                                          ------------
                                                          (Registrant)
Date:  August 15, 1999
     ------------------
                                    By:     ____________________________________
                                            Jack E. Dahl
                                            Chief Financial Officer and Chief
                                            Accounting Officer

   ||                                                                          |
  1||LARRY W. SMITH, ESQUIRE, No. 89148     --------------------------------   |
   ||Member of SMITH & STARK                |          FILED               |   |
  2||Attorneys at Law                       | |--------------------------| |   |
   ||3550 Wilshire Blvd., Suite 1760        | |    DEC 28 1998           | |   |
  3||Los Angeles, CA 90010-2524             | |--------------------------| |   |
   ||(213) 383-2222                         | CLERK, U.S.BANKRUPTCY COURT  |   |
  4||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
   ||                                       | BY               COUNTY CLERK|   |
  5|| Attorney for   Debtor                 |------------------------------|   |
   ||VERITEC, INC.                          --------------------------------   |
  6||                                       |         ENTERED              |   |
   ||                                       | |--------------------------| |   |
  7||                                       | |       DEC 31 1998        | |   |
   ||                                       | |--------------------------| |   |
  8||                                       |CLERK, U.S.BANKRUPTCY COURT   |   |
   ||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
  9||                                       |BY                COUNTY CLERK|   |
 10||                                       |------------------------------|   |
 11||                    UNITED STATES BANKRUPTCY COURT                        |
   ||                                                                          |
 12||                    CENTRAL DISTRICT OF CALIFORNIA                        |
   ||                                                                          |
 13|| In Re:                   )    CASE NO. SV95-17978-AG                     |
   ||                          )    CHAPTER 11                                 |
 14|| VERITEC, INC.            )                                               |
   ||                          )    STIPULATION RE PLAN PAYMENTS;              |
 15||                          )    ORDER THEREON                              |
   ||               Debtor.    )                                               |
 16||                          )                                               |
   ||                          )    DATE: November 30, 1998                    |
 17||__________________________)    TIME: 9:00 AM                              |
   ||                               PLACE: COURTROOM 302                       |
 18||                                    21041 BURBANK BLVD.                   |
   ||                                    WOODLAND HILLS, CA                    |
 19||     Debtor Veritec, Inc. (the "Debtor") by and through its               |
   ||                                                                          |
 20||attorney of record Larry W. Smith, Esquire, and secured creditors         |
   ||                                                                          |
 21||group identified as The Gant Group as defined in the Debtor's             |
   ||                                                                          |
 22|| Confirmed Plan of Reorganization (the "Plan"), by and through            |
   ||                                                                          |
 23|| their attorney of record, Scott A. Smylie, Esquire, hereby               |
   ||                                                                          |
 24|| stipulate as follows:                                                    |
   ||                                                                          |
 25||     1.   The Gant Group will be paid the sum of $100,000 no              |
   ||                                                                          |
 26|| later than December 30, 1998, and will be paid all subsequent            |
   ||                                                                          |
 27|| payments as set forth in the Plan;                                       |
   ||                                         EXHIBIT  A -3                    |
 28||                                                                          |
   ||                                    1                                     |

   ||                                                                          |
   ||                                                                          |
  1||      2.  if the payment of $100,000.00 is not received by The            |
   ||                                                                          |
  2|| Gant Group by December 30, 1998, or if a subsequent payment is           |
   ||                                                                          |
  3|| not made in accordance with the Plan, The Gant Group can submit a        |
   ||                                                                          |
  4|| declaration to this court under penalty of perjury stating that          |
   ||                                                                          |
  5|| the payment has not been received;                                       |
   ||                                                                          |
  6||     3.   If a declaration to the effect that a payment has not           |
   ||                                                                          |
  7|| been received is file by The Gant Group, this case will be               |
   ||                                                                          |
  8||                                                                          |
   ||                                                                          |
  9||                                                                          |
   ||                                         (Signature)                      |
 10|| Date: 12/19/98                         -------------------------         |
   ||                                        Larry W. Smith                    |
 11||                                        Attorney for Debtor               |
   ||                                        VERITEC, INC.                     |
 12||                                                                          |
   ||                                                                          |
 13|| Date: 12/16/98                         (Signature)                       |
   ||                                        -------------------------         |
 14||                                        Scott A. Smylie                   |
   ||                                        Attorney for Creditors            |
 15||                                        The Gant Group                    |
   ||                                                                          |
 16||                           ORDER                                          |
   ||                           -----                                          |
 17||                                                                          |
   ||     The foregoing stipulation is hereby made the order of this           |
 18||                                                                          |
   || Court.                                                                   |
 19||                                                                          |
   ||                                                                          |
 20||                                            ARTHUR GREENWALD (STAMP)      |
   || Dated: DEC 28 1998                        ------------------------------ |
 21||                                           HONORABLE ARTHUR GREENWALD     |
   ||                                           UNITED STATES BANKRUPTCY JUDGE |
 22||VERITEC\gantgrp.stp                                                       |
   ||                                                                          |
 23||                                                                          |
   ||                                                                          |
 24||                                                                          |
   ||                                                                          |
 25||                                                                          |
   ||                                                                          |
 26||                                                                          |
   ||                                            EXHIBIT A -4                  |
 27||                                                                          |
   ||                                                                          |
 28||                                                                          |
   ||                                                                          |
   ||                                   2                                      |
                                       17