Form 10QSB
period 1999-03-31
VERITEC INC
filed 1999-09-30
CIK 773318

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

                  For the quarterly period ended March 31, 1999
                                                ---------------
- ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_________ to_______

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

         This document consists of 19 pages, including 4 exhibit pages.
                        The Exhibit index is on page 14.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                                               March 31,
                                                                  1999
                                                                  ----
ASSETS

Current Assets:
  Cash                                                             153
  Inventories                                                   23,936
                                                                ------
      Total current assets                                      24,089

Furniture and equipment, net.  (Note 2)                          9,979
                                                                 -----
                                                                34,068
                                                                ======
LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIENCY):

Current Liabilities:
  Notes payable                                                 50,819
  Notes payable secured - current portion                      156,128
  Administrative costs per Plan of Reorganization               42,737
  Accounts payable and accrued expenses                         79,099
  Deferred compensation                                        233,275
  Accrued interest                                              38,119
  Commissions payable                                            2,500
                                                                 -----
      Total current liabilities                                602,677


  Notes payable secured - long term                            130,325
                                                               -------
      Total liabilities                                        733,002

   Advances on stock purchases                                 207,735
                                                               -------
      Total liabilities and advances                           940,737
                                                               -------

Shareholders' equity (deficiency)

  Common stock,  no par value,  20,000,000 authorized,
      3,608,791 shares issued and outstanding                  183,164
  Additional paid in capital                                 9,504,498
  Accumulated deficit                                      -10,594,331
                                                           -----------
      Net shareholders' equity (deficiency)                   -906,669
                                                              --------
                                                                34,068
                                                                ======

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                           For the three months ended  For the nine months ended
                                      March 31                   March 31
                                   1999         1998          1999         1998
                                   ----         ----          ----         ----
Revenues                          14,103      13,244        65,383      123,217
Cost of Sales                      8,000       2,782        28,212       28,025
                                   -----       -----        ------       ------

    Gross profit                   6,103      10,462        37,171       95,192

Commissions                          -            -          5,000       31,000
                                   -----      ------         -----       ------

    Gross profit after commissions 6,103      10,462        32,171       64,192
                                   -----      ------        ------       ------
Expenses:
  General and administrative      38,488      63,691       168,668      202,431
  Sales and Marketing              1,800      15,108        29,364       70,361
  Engineering, research and
    development                    6,087      59,910        94,405      159,551
                                   -----      ------        ------      -------
                                  46,375     138,709       292,437      432,343
                                  ------     -------       -------      -------

    Gain (Loss) from operations  -40,272    -128,247      -260,266     -368,151

Interest expense, net             16,148       6,816        32,678       23,246
                                  ------       -----        ------       ------

    Net loss                     -56,420    -135,063      -292,944     -391,397
                                 =======    ========      ========     ========

Net loss per common share          -0.02       -0.04         -0.09        -0.12
                                   =====       =====         =====        =====
Weighted average common shares 3,608,791   3,308,791     3,442,124    3,308,791
     outstanding               =========   =========     =========    =========
















               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)

                                             For the nine months ended March 31
                                                      1999            1998
                                                      ----            ----
Cash flow from operating activities:

Net loss                                          -292,944        -391,397
                                                  --------        --------

Adjustments to reconcile net loss to net cash
     used by operating activities:
Depreciation and amortization                        4,762           4,740
Notes and interest receivable from Officer
(Increase) decrease in assets:
   Inventory                                         8,782           1,865
   Accounts receivable                                 -            -2,780
   Prepaid expenses                                  8,250           3,300
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses            -5,475          32,967
   Deferred compensation                           125,575         147,320
   Deferred revenue                                 -8,500           4,250
                                                    ------           -----
       Total adjustments                           133,944         191,662
                                                   -------         -------

       Net cash used by operating activities      -159,550        -199,735
                                                  --------        --------
Cash flow from investing activities:
   Purchase of equipment                               -            -4,500
                                                  --------          ------
       Net cash used for investing activities          -            -4,500
                                                  --------          ------
Cash flow from financing activities:
   Advances for stock purchases                    -88,514         199,572

   Issuance of notes payable                        25,819             -
   Issuance of common stock for cash                   -            25,052
   Issuance of secured notes                           -           -78,060
   Issuance of preferred stock for advances        218,182             -
                                                   -------         -------

       Net cash provided by financing activities   155,487         146,564
                                                   -------         -------

       Increase (decrease) in cash position         -4,063         -57,671
Cash at beginning of period                          4,216          68,552
                                                     -----          ------
Cash at end of period                                  153          10,881
                                                       ===          ======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
           Interest                                 12,500           9,210
           Income taxes                                -               -

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)


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

Chapter 11 Bankruptcy
- ---------------------
     A Court hearing on the Gant Groups motion to convert the case from Chapter 11 back to Chapter 7 was scheduled for November 30, 1998. Moments before the hearing, Howard Behling, Acting President and Chief Executive Officer of the
Company, agreed to a stipulation proposed by the Company's attorney and agreed to by the Gant Group in order to have court action delayed on the Gants motion of conversion. This Stipulated Agreement included the following:

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

     As of April 30, 1999, the $100,000 had not been paid to the Gant Group. See
Note 4, Management Discussion for information on a new investor interested in funding the Plan.

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

Items of Reorganization Plan Accomplished
- -----------------------------------------
     Of the items noted above, the following were accomplished by March 31, 1999:

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

     4. A one new share of common stock and one warrant unit in exchange for 10 shares of old common or preferred stock. (A one for ten reverse split)

     The only item that had not been accomplished at April 30, 1999 was the receipt of the $2,000,000 per Plan.

     A full explanation of actions pertaining to the Plan are included in the 10-KSB filed for the fiscal year ended June 30, 1997 and included by reference in this report.

     The Company has made only one payment on the note and is delinquent on 6 payments. As explained in Note 3 of this report, the Gant Group has filed with the Court to have the Chapter 11 Case reverted to Chapter 7. The Gant Group has not pressed the court for a hearing on this issue during the quarter ended March 31, 1999 due to the involvement of the Matthews Group in proposing to fund the Plan. In the event the Matthews Group is unable to make an agreement with the Gant Group on amounts due the Gant Group, then the Company will be in a very negative position and possibly have the case reverted to Chapter 7 by the Court.

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

Per Share Computations
- ----------------------
     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment on March 31, 1999 is comprised of the following:

                  Equipment                                           $   57,343
                  Furniture and fixtures                                  50,157
                                                                       ---------
                                                                         107,500
                  Less accumulated depreciation and amortization          97,521
                                                                       ---------
                                                                      $    9,979
                                                                       =========
NOTE  3 - COMMITMENTS AND CONTINGENCIES

Contingencies
- -------------
     All major contingencies of the Company are included in the Confirmed Plan of Reorganization. In the event the Company is unable to comply with the requirements of the Plan, then the Company could be placed back into Chapter 7 Bankruptcy and its assets liquidated.

Pending Litigation
- ------------------
     As stated in Note 1, the Company is currently in Chapter 11 Bankruptcy, therefore, all pending litigation or threats of litigation up to the date of Confirmation of the Plan will be addressed in conjunction with regular bankruptcy proceedings. Since Confirmation of the Plan, Consolidated Industries filed action against the company as stated below.

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

     At a Court hearing on April 27, 1999 the Bankruptcy Court Judge ruled in favor of the Company and the $28,000 paid to Consolidated Industries was payment in full of the amount owed them. Also, Consolidated Industries was ordered by the Court to file a UCC-2 document negating their interest in the assets of the Company.

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

     As noted in the Company's 10-KSB for the period June 30, 1997, the Gant Group has received the $60,000 payment required in the Plan. Quarterly payments for a four year period are due, starting on October 1, 1997. The October 1, 1997 payment was not made on the date due, however, the payment was made in December 1997 with penalty and interest. In September 1998 the Company paid $12,500 towards interest and attorney fees to the Gant Group and promised to bring the account current from moneys expected from and promised by HOMETREND within 30 days. At April 30, 1999, no payments had been made on the January 1, 1998, the April 1, 1998, July 1, 1998, October 1, 1998 , the January 1, 1999 nor the April 1, 1999 payments due of $23,325.38 each, plus accumulated penalties and interest on past due amounts.

     On July 28, 1998 the Gant Group filed a motion with the Court seeking dismissal of the Case, reverting the Case back to Chapter 7, on the grounds that the Company had not effectuated substantial consummation of the Confirmed Plan and the Company was in material default of the confirmed Plan. See comments in
Note 1 regarding current activities with the Gant Group regarding payments and commitments to them.


NOTE 4 - GOING CONCERN AND MANAGEMENT'S PLANS

     At December 31,1998 "The Matthews Group" had indicated an interest in being the investor into Veritec in conjunction with the Plan. A preliminary Agreement was signed by the Company and the Matthews Group on January 6, 1999. The Company's Board of Directors approved the following items at a meeting on January 13, 1999:

     1. That the Matthews Group be allowed to have three (3) seats on the Board of Directors. 2. That the Matthews Group, upon being provided adequate collateral, shall make available $100,000 or interim funding, with approval of any expenditures approved by the Matthews Group. 3. That The Company agrees that Larry Matthews act as Interim President and CEO of the Company. 4. That the
Board shall obtain a pledge of 200,000 shares of Veritec Stock, or other sufficient collateral to the Matthews Group for providing the $100,000 interim funding. 5. That Veritec shall obtain satisfactory verification that the Matthews Group has $100,000 cash available for interim funding and the ability to infuse $2,000,000 into Veritec. 6. That the Matthews Group shall be allowed to conduct a 90 day good faith investigation of Veritec's finances and prospects for future business. 7. It being acknowledged that the Matthews Group pledged to resign their Director seats at the end of the 90 day investigation period should the Matthews Group decide they do not want to go forward with an infusion of $2,000,000 of assets into Veritec Inc.

     At June 30, 1998, HOMETREND and Associates had introduced assets to the Company purporting that the assets were adequate to meet the infusion of $2,000,000 required in the Plan. These assets were comprised of an office building in Elkhart, Indiana valued at $450,000 and a Promissory Note in the amount of $1,155,006. Cash, a license agreement and certain accrued liabilities amounting to $394,994 which have come into the Company from HOMETREND and Associates or owed by the Company since Confirmation of the Plan made up the difference for a total of $2,000,000. The Promissory Note was to be collateralized with free and clear real property valued in excess of the amount of the note. The Promissory Note called for monthly payments to the Company with the first payment of $40,000 due on October 1, 1998, the next four monthly payments of $60,000 and then payments of $80,000 per month until the note was paid in full. The Company had received $82,805 from HOMETREND and Associates during the months of July, August and September 1998 and this amount was applied against the Note. At October 31, 1998 no collateral on the Promissory Note had been obtained and the Elkhart property was under major repair and no appraisal had been received on this property. Since there was no supporting collateral for the Promissory Note, and since payments on the note have not been made as scheduled, it is the position of the Company that neither the physical asset nor the Note has the value necessary to complete the Plan. Therefore, it is anticipated that the property will be returned to the investor in exchange for return of the stock issued for the amount of $450,000 and the money that has come into the Company that was applied against the note will be either returned to sender or satisfied with an issuance of Company stock.

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

     The Company is relying on the asset infusion required in the Plan. HOMETREND and Affiliates still have the responsibility for this infusion of the $2,000,000. The Matthews Group claims to have an interest and the means to step into the HOMETREND position on the infusion of the assets. HOMETREND and Affiliates provided just $3,500 during the quarter ended December 31, 1998 and no and no investment during the quarter ended March 31, 1999. The Matthews Group provided operating money in the amount of $24,618 in March 1999. Since operating costs and interest expense amounted to $62,523 and gross profits just $6,103 during the quarter ended March 31, 1999 there was a significant shortfall in cash available to cover the costs and expenses of operations.

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

NOTE 5 - SUBSEQUENT EVENTS

     As stated in Note 1, the Plan of Reorganization was not effected at March 31, 1999. Post Confirmation debts continue to increase each quarter and HOMETREND and Affiliates have not invested adequate funds to pay for current operating and interest costs. The commitment of the Matthews Group is for limited funding until such time as they determine to go forward with an infusion of assets.

expected that the royalty amounts will continue to be less than $20,000 per quarter for several more quarters.. Since there are inadequate funds to pay personnel who have been working for the Company, there are no sales or engineering personnel currently working and only one person in Administration. Unless the Company receives the asset infusion required in the Plan, there are no prospects of additional sales at March 31, 1999.

     At March 31, 1999 and continuing through the date of the filing of this report, the Company continued to have an extremely serious insolvency problem. Although management believes it is making progress in maintaining itself in the face of its severe financial problems, there is no assurance that the Company will be able to emerge from Bankruptcy.

     Results of  Operations  - The quarter and nine months  ended March 31, 1999
     ----------------------
compared to the quarter and nine months ended March 31, 1998.

     The Company had revenues of $14,103 during the quarter and $65,383 for the nine months ended March 31, 1999, as compared to $13,244 and $123,217 during the quarter and nine months ended March 31, 1998. The revenues in the 1999 period were primarily from the sale of products and engineering services provided by a consultant. The revenues for the 1998 period included a royalty payment from Mitsubishi Corporation of $6,476 with the balance of revenues from the sale of products. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

     Operating expenses for the company showed a decrease in each category of expense as shown below:

                                                             For the nine months ended
                    Expense category                     Mar. 31, 1999        Mar. 31, 1998        Incr./(Decr.)
                                                        ----------------     ----------------     -----------------

  General and administrative                            $       168,668       $      202,431         $    (33,763)
  Sales and marketing                                            29,364               70,361              (40,997)
  Engineering, research and development                          94,405              159,551              (65,146)
                                                        ================     ================     =================
                                                        $       292,437          $   432,343      $      (139,906)
                                                        ================     ================     =================

     The decrease in General and Administrative expenses was due the termination of the President of the Company in October 1998 , partially offset by increased patent attorney fees.. Other costs and expenses remained about the same as those in the prior year nine month period.

     The decrease in Sales and Marketing expense was due to the resignation of the Company's Vice President of Sales and Marketing and other sales personnel due to the Company having insufficient funds to pay salary.

     The decrease in Engineering and research was due to the resignation of the Company's Vice President Engineering and other personnel during the period, due to lack of funding to pay personnel working for the Company.

Capital Expenditures and Commitments
- ------------------------------------

     There were no Capital expenditures during the nine months ended March 31, 1999. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.

Factors that may effect future results
- --------------------------------------
     The major factor effecting future results is the current bankruptcy situation in the company including the current delinquency in payment of notes and interest payable to the Gant Group. At April 30, 1999 the Company is in jeopardy of having its Chapter 11 standing reverted to Chapter 7 procedures due to not paying the Gant Group the $100,000 stipulated and agreed to by December 30, 1998. Since future operations of the Company are dependent on the Company emerging from bankruptcy, there is no assurance that the Company will receive the $2,000,000 in assets required in the Plan of Reorganization.. With interest being shown by the Matthews Group to fund according to the Plan, the Gant Group has been willing to delay filing final action against the Company for reversion back to Chapter 7. Since the Gant Group has a signed Judges order, they can file at any time of their choosing. If the assets are infused into the Company, then the Company will have operating capital and a possible means of raising additional capital for future operations of the Company. If the assets are not brought into the Company, either from the Matthews Group or HOMETREND and Affiliates, then the Company will probably not emerge from Bankruptcy.

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

ITEM 2.  CHANGES IN SECURITIES.

     During the nine months ended March 31, 1999, there were 30,000 shares of Series H Preferred Stock issued to HOMETREND in exchange for $218,182. HOMETREND had this 30,000 shares of Series H Preferred Stock converted to 300,000 shares of Common Stock as allowed in the Plan of Reorganization.. This action increased the number of common shares from 3,308,791 to 3,608,791 at March 31, 1999.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     There were no matters submitted to a vote of Security-Holders during the nine months ended December 31, 1998.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  1.  Agreement between Veritec Inc. and the Matthews Group.

         (b)      Reports on Form 8-K:   None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          VERITEC INC.
                                                          ------------
                                                          (Registrant)
Date:  August 15, 1999
       ---------------
                                    By:     ____________________________________
                                            Jack E. Dahl
                                            Chief Financial Officer and Chief
                                            Accounting Officer

                        AGREEMENT BETWEEN VERITEC, INC.
                             AND THE MATTHEWS GROUP

     This  Agreement is entered into this 6th day of January,  1999,  based upon the following terms and conditions:

                                    RECITALS
                                    --------

     Whereas  Veritec,  Inc.  ("Veritec")  is in need of an  entity  to  provide funding to complete its Chapter 11 Plan of Reorganization; and

     Whereas a group of  potential  investors  (collectively  referred to as the

"Matthews Group" hereafter) has an interest in providing funding to Veritec; and

     Whereas  the  Matthews  Group  needs  time  to  perform  a  due  dilligence investigation  into the affairs of Veritec  prior to making an  investment  into

Veritec; it is

                                     AGREED
                                     ------

     1. It is  acknowledged  that Veritec is involved in a Chapter 11 bankruptcy proceeding  filed as case number  SV95-17978-AG,  and that  Veritec is currently under a Plan of Reorganization in that Chapter 11 proceeding. The Matthews Group has been provided with a copy of the Plan of Reorganization for Veritec.

     2. It is  recognized  that the  Gant  Group,  as that  term is  defined  in

Veritec's Plan of Reorganization, has a security interest in Veritec's patents.










                                        1

     3. It is agreed  between  Veritec and the Matthews  Group that the Matthews

Group shall place the sum of $25,000  into the client  trust  account of Smith &

Stark, the attorneys of record in Veritec's  Chapter 11 proceeding on January 6,

1999 (the "$25,000  Deposit"  hereafter).  The $25,000  Deposit shall be held in trust  pending the due  dilligence  evaluation  of the  Matthews  Group into the financial affairs of Veritec, which shall be conducted on February 26, 1999 (the

"Evaluation  Period").  If the  Matthews  group has  concluded at the end of the

Evaluation  Period that they have an interest in  providing  funding to Veritec,

the  appropriate  contracts  will  then be  executed  specifying  the  terms and conditions of the funding by the Matthews  Group,  and the Matthews  Group shall authorize the release of the $25,000  Deposit to the Gant Group.  That agreement shall contain  provisions  that the Matthews  Group shall be entitled to pay the

Gant Group in its entirety  and to assume the position of the Gant Group,  among other things.

     4. If, at the conclusion of the Evaluation  period,  the Matthews Group has concluded  that an investment  in Veritec does not represent a viable  financial investment, a matter to be decided at the sole discretion of the Matthews Group,

then the $25,000  Deposit  shall be returned to the Matthews  Group within three

(3) business days of the Matthews  Group's  notification to Smith & Stark of the fact that the Matthews Group has no interest in making a financial investment in

Veritec.

     5.  Alternatively,  if at the end of the  Evaluation  Period,  the Matthews

Group has not concluded its due diligence of an investment in Veritec,  then the

Matthews Group may request a 45-day extension of the Evaluation  Period in order to  conclude  their  evaluation  (the  "Extended  Evaluation  Period").  At  the conclusion of the Extended  Evaluation Period, the Matthews Group shall have all rights as set forth  earlier  in this  Agreement  to the  return of the  $25,000

Deposit if the Matthews Group has concluded that an investment into Veritec does not represent a viable
investment,  as well as the preparation of a contract on terms satisfactory to the Matthews Group outlining the terms and conditions of such an investment.

     6. It is  further  agreed  that  Veritec  and  its  management  will  fully cooperate with the Matthews Group in disclosing to the Matthews Group all of the financial and other information in the possession of Veritec which may be needed by the Matthews Group in making its due diligence evaluation.

     7. Veritec  further  warrants  that Veritec  shall not transfer or encumber assets  during the  Evaluation  period and that  during the  Evaluation  Period,

Veritec will only conduct business in the ordinary course of business.

     8.  Veritec  further   warrants  that  Veritec  will  suspend  any  further

contractual   negotiations  with  other  parties  to  fund  Veritec  during  the

Evaluation Period.

     9. Veritec warrants that Mr. Jack Dahl has the authority to enter into this

Agreement on behalf of Veritec.

     10. Due to the  urgency of these  negotiations,  a  facsimile  copy of this executed Agreement shall have the same force and effect as an original.

                                 VERITEC, INC.

Dated:______________               By:__________________________________
                                      Jack Dahl, Chief Financial Officer

                                 THE MATTHEWS GROUP


Dated:_______________              By:__________________________________

VERITEC\MGROUP.AGR




                                        3

Dated:  1/6/99                  By: (Jack E. Dahl - Signature)
        ------                      ----------------------------------
                                    Jack Dahl, Chief Financial Officer

                                   THE MATTHEWS GROUP


Dated:  1/6/99                  Signature By: (Van Ilassy? Tran - Signature)
        ------                                -------------------------------
                                              Van T. Tran
                                              Managing Partner of Matthews Group



































                                       4