Form 10KSB
period 1999-06-30
VERITEC INC
filed 1999-10-13
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ----------------------
                                   FORM 10-KSB
                             ----------------------
(Mark one)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended    June 30, 1999
                                               -------------
  (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from_____________ to_______________

                           Commission File No. 0-15113

                                  VERITEC INC.
                                  ------------
               Exact name of small business issuer in its charter

Nevada                                                                95-3954373
------                                                                ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

1430 Orkla Drive,  Golden Valley,  MN                                      55427
-------------------------------------                                      -----
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:                    (612)545-0224
                                                                   -------------
Securities registered under Section 12(b) of the Act:                       None
                                                                            ----
Securities registered under Section 12(g) of the Act: Common stock, no par value
                                                      --------------------------
     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes X No.
                                                             ---   ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

     Revenues for the year ending June 30, 1999 were $116,348 and for the year ended June 30, 1998, $129,570.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on September 15, 1999 was approximately $2,250,000. As of September 15, 1999, the Company had 3,598,791 shares of common stock, including 2,746,020 restricted shares per Plan of Reorganization.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company's 10-KSB filing for the year June 30, 1997 included as copy of the Reorganization Plan approved by the Bankruptcy Court and is hereby included by reference in this filing.

         THIS DOCUMENT CONSISTS OF 43 PAGES, INCLUDING 3 EXHIBIT PAGES.
                         THE EXHIBIT INDEX IS ON PAGE 40

                                  VERITEC INC.
                                   FORM 10-KSB

                     For the fiscal year ended June 30, 1999

                                Table of Contents
                                -----------------
PART I                                                                     Page
------                                                                     ----
Item 1.  Description of Business                                            3

Item 2.  Description of Property                                            7

Item 3.  Legal Proceedings                                                  7

Item 4.  Submission of Matters to a Vote of Security Holders                9

Part II
-------
Item 5.  Market for Common Equity and Related  Stockholder Matters         10

Item 6.  Management's Discussion and Analysis or Plan of Operations        10

Item 7.  Financial Statements                                              13

Item 8.  Changes in and Disagreement with Accountants on Accounting and
           Financial Disclosure                                            30

Part III
--------
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.              31

Item 10. Executive Compensation                                            35

Item 11. Security Ownership of Certain Beneficial Owners and Management    36

Item 12. Certain Relationships and Related Transactions                    37

Item 13. Exhibits and Reports on Form 8-K                                  38

         Signatures                                                        39

         Exhibit Index                                                     40

                                     PART I
                                     ------
                         ITEM 1. DESCRIPTION OF BUSINESS
                         -------------------------------

     NOTE:  VERITEC INC. WAS IN CHAPTER 7 BANKRUPTCY AT JUNE 30, 1999 AND WAS IN
     ---------------------------------------------------------------------------
CHAPTER 11 BANKRUPTCY AT THE TIME OF ISSUANCE OF THIS 10-KSB.  SEE ITEM 3, LEGAL
--------------------------------------------------------------------------------
PROCEEDINGS  FOR AN EXPLANATION OF ACTION BEING TAKEN TO HAVE THE COMPANY EMERGE
--------------------------------------------------------------------------------
FROM BANKRUPTCY.
----------------
Development of the Business
---------------------------
     Veritec Inc. was incorporated in the State of Nevada on September 8, 1982 for the purpose of developing, marketing and selling a line of microprocessor-based encoding and decoding system products. The Company was a development stage enterprise until June 30, 1995 at which time the Company had product available for sale and therefore was no longer considered in the development stage.

     The Company is in the development, marketing and sale of a line of microprocessor-based encoding and decoding system products that utilize its patented VERICODE(r) symbol technology. The Company's VeriSystem(tm) enables a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data, referred to by the Company as a "Vericode Symbol", to a product which enables automatic identification and collection of data with respect to the marked product.

     In addition to the Vericode Symbol technology and VeriSystem, Veritec also designs and integrates identifications systems that utilize other two-dimensional and single dimension symbols. Veritec's experience both in marking and image processing provides the knowledge and experience necessary for successful implementation of simple to complex automatic identifications projects and installations.

Early research and development activities
-----------------------------------------
     The Company through fiscal 1995 was primarily engaged in research and development. The Company continues to upgrade the software with advanced image capturing and decoding features.

     The National Aeronautics and Space Administration ("NASA"), through a contracting party, has conducted in-depth engineering evaluations on the Company's VeriSystem. The tests performed by Rockwell International, the contracting agent for NASA, included testing the performance of the Vericode Symbol in a variety of hostile environmental operating conditions that the Vericode Symbol may be expected to encounter. These hostile environmental conditions included validation of the Vericode Symbol's data accuracy and data density in such conditions as extreme heat and cold, vibration, readability under solvents and liquids, rotation and distance on a variety of surfaces including titanium, inconnel and plastics using a number of marking techniques. The Vericode Symbol alone was tested and validated under these harsh conditions and variety of surfaces.

The Company's products
----------------------

The Vericode Symbol
-------------------
     The Vericode symbol is a two-dimensional, high data density, machine readable symbol that can contain 5-100 times more information than a bar code in a smaller space. The Vericode Symbol is based on a matrix pattern. The matrix is made up of data cells, which are light and dark contrasting squares. The matrix is enclosed within a solid border. The code's solid border is surrounded by a quiet zone. Its simple structure is the basis for its space efficiency.

     The size of the Vericode Symbol is variable and can be increased or decreased depending on the requirements. It can be configured to fit virtually any space.

     The data density is variable. The same size Vericode Symbol can hold more or less information within the same area. Barcodes get longer as more information is added. The data density within the Vericode Symbol is variable and can be increased or decreased without changing the size of the symbol. For example, a 1/2 inch Vericode Symbol could contain 10, 28, 56, 72, 100+., etc. characters. The only limitation to the size and density of the Vericode Symbol is the resolution of the marking and reading devices.

     Orientation of the code for reading is not necessary. In fact, the code itself can be used to determine orientation. The Vericode Symbol can be read up to a certain point when the surface being read is at an angle in relation to the reader.

     The Vericode Symbol has standard levels of Error Detection and Correction. This means that the code has the ability to be damaged and still recover the information in many instances. The code can sustain up to 12.5% or up to 25% damage, depending on the format, and still recover the original information. Higher levels can be custom formatted. The code will return either accurate information or no information, but it will not return wrong information.

     The Vericode Symbol offers a high degree of security and the level of this security can be specified depending on the requirements. For any specific application or organization, a unique encryption algorithm can be created, so that only those authorized, can create or read a Vericode Symbol within that system.

     The Vericode Symbol can hold any form of information that can be digitized. These include: numbers, letters, photos, fingerprints, graphics and biometrics information. The Vericode Symbol can also be used in conjunction with human readable information and other one-dimensional and two-dimensional symbologies.

The VeriSystem (F-225 fixed station system)
-------------------------------------------
     The Veritec F-225 reading system is a complete system capable of reading and decoding a variety of two-dimensional (2-D) codes. It features a choice of CCD (charged-couple device) cameras interfaced to a rack-mounted, ruggedized computer system. The modular imaging and decoding software permit the decoding of various public and private 2-D symbols under various static and dynamic conditions.

     The Veritec F-225 consists of several modular elements. Depending upon the environment and operating conditions, an appropriate CCD video camera is selected. This camera is cabled directly to the rack-mounted high performance computer. The computer is housed in a ruggedized chassis to permit successful operation in industrial environments. A variety of modular software programs, customized for the specific application, are installed in the computer. Advanced gray-scale image processing and image analysis software result in extremely high reading reliability.

     The F-225 Reading System has been engineered for flexibility. By providing wide choices in cameras, software and computer components, the F-225 guarantees optimum performance. Since the F-225 Reading System is flexible by nature, depending on the application (lighting, environmental conditions, marked materials contrast, etc.), the price of the system is affected by these factors. In addition to the F-225, Veritec also offers fixed station readers with fully integrated electronics.

The Metanetics Handheld Reader
------------------------------
     Until recently, there were no handheld symbology readers that made it practical to read codes from metal and other similar materials and surfaces. Veritec's advanced image-processing software, which enabled reading from complex surfaces, was part of its F-225 fixed station reading system. In late 1997, Veritec made a special agreement with Metanetics Corporation to combine Veritec's software with the Metanetics handheld reader. The result of this combination is a highly advanced handheld reader that has the ability to read from metal and other similar materials and surfaces. This compact, CCD based reader can be linked directly to a PC, a laptop computer and to a portable data terminal, which can download the data by batch or by radio frequency transmission. The reader has built-in logic, which enables the reader to send ASCII formatted information to the device to which the reader is connected.

Veritaggant Covert Identification System
----------------------------------------
     The Company has also developed the Veritaggant Covert Identification System, which is used to apply covert signatures, known as Veritaggant, to items for use in later verifying their authenticity. The Veritaggant technology combines a mixture of minute invisible, non-radioactive trace elements with manufacturer's plastics, paint, print ribbons, or with the ink used to print tags, labels, packaging or documents. These chemical compounds can also be applied in a protective, clear coating directly over items that have already been printed.

     The Company has not actively pursued the Veritaggant business for several years, however, still has technology and intends to reintroduce it at some future time.

Manufacturing
-------------
     The Company has limited manufacturing and assembling capabilities other than assembling the computers used in its F-225 system. The Company believes that all components necessary to manufacture and assemble its products are commercially available from more than one source.

Marketing
---------
     Due to the lack of adequate funding, the Company has been unable to aggressively market its products. Upon emerging from its current Bankruptcy situation, the Company expects to engage in direct sales to customers, license its technology in certain industries or geographic areas and to establish sales representatives in both the United States and international markets.

     The Company is currently receiving Royalties from Mitsubishi Corporation on a non exclusive license agreement for sales in Korea and Taiwan and on sales to IBM in conjunction with application of the Vericode Symbol on IBM harddrives manufactured in several countries. These royalties are paid on a quarterly basis with increasing amounts being recorded in the last few quarters. The Royalty amount for the quarter ended June 30, 1999 was approximately $10,000.00.

     There can be no assurance that the Company's sales and licensing activities will be successful or that they will generate significant revenues.

Engineering, Research and Development
-------------------------------------
     The Company incurred $128,942, $210,238, and $149,225 of engineering sales support, research and development in the fiscal years ending June 30, 1999, 1998 and 1997 respectively. The Company has completed development of its F-225 system and integrating its software into the Metanetic's handheld reader. Present engineering efforts continue in application engineering in support of sales, the development of upgraded and more sophisticated systems, interfacing the VeriSystem with various marking devices and determining the most advantageous methods of marking customer's parts.

     There can be no assurance that the Company's engineering, research and development activities will result in marketable products or that, if such products are developed, they will meet with any degree of market acceptance.

Competition
-----------
     The "symbology" business in which the Company operates is becoming intensely competitive. The Company is at a disadvantage with other potential competitors who have larger technical staffs, established market shares and greater financial and operational resources than the Company. Most of the company's competitors are larger and have more financial resources than the Company. There can be no assurance that the Company will be able to successfully compete in the "symbology" business.

     The Company's Vericode Symbol competes with alternative machine readable symbologies such as conventional bar code systems, including UPC, EAN Code 3 or 9 and Code 49, and alphanumeric systems such as OCR-A and OCR-B. Competitors offering these alternative symbologies include numerous label and bar code printer equipment companies who offer various parts of bar code related systems. Currently, there are a number of companies developing other forms of two dimensional machine readable symbologies. Cimetrics and other companies have introduced symbology similar to that of the Company.

Employees
---------
     Since the Company first went into bankruptcy in October 1995, it has not had any employees. Four consultants have worked in various categories in the Company in an attempt to keep it functional during this Bankruptcy period.

PATENTS
-------
     The Company has received two patents on its symbology (Numbers 4,924,078 issued in 1990 and number 5,612,524 issued in March 1997) in the United States. It has application pending on its filing in Europe and has recently provided information to upgrade that application in conformance with the U S patent issued in 1997. Patent number 5,612,524 allows 13 additional claims on the Company's patent number 4,924,078

                         ITEM 2. DESCRIPTION OF PROPERTY
                         -------------------------------
     The Registrant has moved its headquarters to 1430 Orkla Drive, Golden Valley, MN 55427 and is leasing approximately 1,000 square feet of office space for $1,000 per month on a month to month basis. The Registrant has a Western Regional Office at 7100 Hayvenhurst Ave., Van Nuys, CA 91406 also on a month to month lease of 1,000 square feet of office space for $1,000 per month.


                           ITEM 3. LEGAL PROCEEDINGS.
                           --------------------------
     On May 3, 1999 the Registrant was converted to Chapter 7 Bankruptcy. At a court hearing, STIPULATION RE PLAN PAYMENTS, ORDER THEREON, held November 30, 1998, Howard Behling, then Acting President and CEO of Veritec, agreed to an order providing that Veritec would pay a secured creditor, the Gant Group, $100,000 by December 30, 1998. By agreement, if the payment was not made by the date due and a declaration of such was provided the court by the Gant Group, then the case would be automatically converted to a Chapter 7 Proceeding. Veritec did not have the funds to make the promised payment and since the payment was not made, the case was converted to Chapter 7.

     Since it is the intention of the Company to emerge from bankruptcy as an operating company, a request had been made by the Chapter 7 Trustee to the Court, to allow the Company to continue operations under the direction of the Chapter 7 Trustee and the Company continued limited operations under his direction through September 1, 1999. At a Court hearing on September 1, 1999 the Court approved converting the Bankruptcy from a Chapter 7 back to a Chapter 11 proceeding under the original Confirmed Plan of Reorganization. (See Exhibits attached to and made a part of this filing)

     Veritec Inc. is a debtor in a Chapter 11 bankruptcy case. On October 16, 1995, Thomas R. O'Malley, The Amy Howard Trust, and the Kandy Limited Partnership commenced a bankruptcy case by filing an involuntary Chapter 7 petition. That Chapter 7 petition was subsequently converted to a Chapter 11 petition under the United States Bankruptcy Code ("Code") , 11 U. S. C. 101 et seq. The Registrants Reorganization Plan was approved as indicated in the "FINDINGS OF FACT; CONCLUSIONS OF LAW AND ORDER CONFIRMING THE DEBTOR'S SECOND REVISED THIRD AMENDED CHAPTER 11 PLAN OF REORGANIZATION", a copy of which was attached as an exhibit in the June 30, 1997 10-KSB filing and included herein by reference for this section of the report.

     As noted above, The Reorganization Plan was confirmed on April 23, 1997 with the Bankruptcy Judge signing the order on May 2, 1997. The Plan was expected to be effective by August 6, 1997. Due to a variety of difficulties in arranging the asset investment of $2,000,000, and financing ongoing operations of the Registrant, the Plan was not fully effected.

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

     Consolidated Industries, a party who first proposed a Plan of Reorganization for the Registrant under terms and conditions similar to that which was finally adopted by the Registrant, was either unable or unwilling to continue with their proposal. After providing $28,000 of a promised $100,000 for working capital, Mr. Jung of Consolidated proposed major changes in the proposal. These proposed changes would have resulted in the Creditors of the Registrant receiving considerably less in the number of shares and dollar value than amounts received in the Confirmed Plan. Consolidated Industries, Inc. had filed a NOTICE OF MOTION AND MOTION TO CONVERT TO CHAPTER 7 OR DISMISS and also a NOTICE OF MOTION AND MOTION FOR EXAMINATION UNDER BANKRUPTCY RULE 2004 with the United States Bankruptcy Court. The Court has rejected all claims of Consolidated Industries, except for the $28,000 invested and included as part of the Plan of Reorganization. Also, Consolidated has been ordered by the court to take action to remove any claim Consolidated Industries has on assets of the Company.

     Based on assets and representations provided by HOMETREND and Associates, it was supposed that the Plan of Reorganization requirements had been substantially met at June 30, 1998. However, the assets provided, including an office building in Elkhart, Indiana and a promissory note, payable to Veritec Inc., providing monthly payment amounts, did not prove of value and have since been considered as inadequate to complete the Plan. Series H Stock that was exchanged for the property in Elkhart, Indiana has been returned to the company in exchange for a return of the deed on the property. The Promissory Note was signed by Health Kinetics. Payments in the amount of $94,117 were received from HOMETREND over a period of a few months and then no additional money was paid on the notes. The Promissory Note was to be secured with various properties owned by Health Kinetics and Associates and paid from revenues incident to their business. These properties were never recorded to the benefit of the Company and therefore, the note was considered to have no value.

     In December 1998 the Registrant was contacted by "The Matthews Group" who indicated an interest in providing the funding for the Registrant as required in the Confirmed Plan of Reorganization. A preliminary Agreement was signed by the Company and the Matthews Group on January 6, 1999. The Company's Board of Directors approved the following items at a meeting on January 13, 1999:

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

     Due to various issues with the "Gant Group" and issues with them pertaining to payment on their notes, there has been a number of delays in the Matthews Group proceeding with their investment into the Registrant.

     The Registrant was delinquent on a number of quarterly payments to the Gant Group on the note obligation included in the Confirmed Plan. The note obligation to the Gant Group included an initial payment of $60,000 and then quarterly payments on principal and interest over a four year period. The Registrant made just one payment on the note and was delinquent on all subsequent payments due. The Matthews Group paid the Gant Group $182,345.87 at the Court hearing on September 1, 1999 to bring the note obligation to the Gant Group up to date. The Matthews Group is providing this money to the Gant Group outside of Veritec and has agreed to pay the final eight quarterly payments due the Gant Group. The Registrant owes the Matthews Group the amounts paid by the Matthews Group to the Gant Group.


SEC reporting obligations
-------------------------
     The Registrant is subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the "1934 Act") which, among other things, requires the filing of annual and quarterly reports and proxy materials with the Securities and Exchange Commission (the "SEC"). The Company filed a 10 KSB in 1998 covering the years through June 30, 1997. The Company did not comply with the filings of 10 QSB's for the periods September 30, 1995, December 31, 1995, March 31, 1996, September 30, 1996, December 31, 1996, March 31,1997, September 30, 1997, December 31, 1997, March 31, 1998 September 30, 1998, December 31,
1998 and March 31, 1999, on a timely basis as required under the 1934 Act. These 10-QSB filings were made in September 1999. To the Company's knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with these reporting violations. However, there can be no assurance that the Company will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, the Company may be subject to penalties, including among other things, suspension of trading in the Company's securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1933 Act, injunctive relief to prevent future violations and/or criminal prosecution.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ------------------------------------------------------------
     During the fiscal years ended June 30, 1997, 1998 and 1999 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. The Company's last meeting of shareholders was on January 25, 1995. A shareholders meeting will be scheduled upon the Company's release from bankruptcy.


                                     PART II
                                     -------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        -----------------------------------------------------------------
Market information
------------------
     The principal U.S. market in which the Company's common stock (all of which are of one class, and with no par value per share) is tradable in the over-the-counter market. The common shares are not traded or quoted on any automated quotation system. The OTC Bulletin Board Symbol for the Company's common stock is "VRTC." The following table sets forth the range of high and low bid quotes of the Company's common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). All quoted prices are adjusted for the one for ten reverse stock split per Plan of Reorganization.

           Common Stock                     Fiscal 1999                Fiscal 1998               Fiscal 1997
           ------------                     -----------                -----------               -----------
                                         High          Low          High         Low          High         Low
Quarter ended:                           ----          ---          ----         ---          ----         ---
     September 30                          1.68           .62         3.00         2.12          .93          .62
     December 31                           1.68           .38         2.75          .75          .94          .70
     March 31                               .81           .38         1.12          .59         1.90          .80
     June 30                                .95           .25          .87          .56         2.80         1.90

Shareholders
------------
     As of June 15, 1999 there were approximately 900 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).


Dividend information
--------------------
     The Company has not paid or declared any dividends upon its common stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any dividends in the foreseeable future.


     ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
     ---------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Selected Financial Data
-----------------------
  Financial Data Schedule for the Fiscal Years ended June 30,

                                                           1999            1998
                                                           ----            ----

  Cash                                                $   3,664         $ 4,216
  Prepaid expenses                                           -            8,250
  Accounts receivable                                    23,000             -
  Inventories                                            14,463          32,718
  Total current assets                                   41,127          45,184

  Property and equipment                                102,478         113,147
  Allowance for depreciation - property and equipment    95,232          98,406
  Total assets                                           48,373          59,925
  Current liabilities                                   785,373         409,659
  Common stock                                           35,998          33,088
  Additional paid in capital                          9,644,401       9,436,392
  Total liabilities and equity                           48,373          59,925
  Sales                                                  93,943         112,075
  Total revenues                                        116,348         129,570
  Cost of sales                                          39,298          29,125
  Total costs                                            45,488          60,125
  Other expenses                                        464,761         496,339
  Interest expense                                       57,321          34,651
  Income - pre-tax  (Loss)                             (451,222)       (461,545)
  Income tax                                               -               -
  Net income (loss)                                    (451,222)       (461,545)
  Earnings per share - primary                           (.13)           (.14)
  Earnings per share - diluted                           (.13)           (.14)

Liquidity and capital resources -       June 30, 1999 compared to June 30, 1998.
---------------------------------
     During the fiscal year ended June 30, 1999, the Company received cash from revenues of $116,348. These revenues were derived from sale of product, engineering services and royalties from the license agreement with Mitsubishi Corporation. The Company received $94,117 from the HOMETREND/Health Kinetics investment and $45,081 from the Matthews Group during the year ended June 30, 1999. HOMETREND was the original guarantor of the Plan of Reorganization and the Matthews Group is proposing to take the place of HOMETREND in the Plan, due to HOMETREND'S inability to complete the financing of the Plan. The Plan calls for an investment of $2,000,000 in assets in exchange for 275,000 shares of new Series H Preferred Stock.

     The Company is depending on the investment by the Matthews Group in order for the Company to emerge from Bankruptcy. Without the investment by the Matthews Group, it is unlikely that the Company will be able to obtain a final decree from the Court permitting it to continue in operations.

     There were increases in short term debt during the fiscal year ended June 30, 1999 as shown in the following schedule:
                                                           1999          1998
                                                           ----          ----
      Secured notes (Gant Group)                      $ 198,704     $ 100,529
      Notes payable                                      45,000        25,000
      Accounts payable and accrued expenses             134,764        66,751
      Administrative costs per Plan of Reorganization    42,737        70,737
      Accrued interest                                   60,262        25,442
      Deferred compensation                             301,406       107,700
      Commissions payable                                 2,500         5,000
      Deferred revenue                                     -            8,500
                                                        -------         -----
                  Total                                 785,373       409,659
                                                        =======       =======

     During the fiscal year ended June 30, 1999, the Company had continuing losses from operations. The Company's liquidity is reflected in the table below which shows comparative working capital deficits as of June 30, 1999 and June 30, 1998. Working capital is an important measure of the company's ability to meet its short-term obligations.

                                        June 30, 1999            June 30, 1998
                                        -------------            -------------
Working capital (deficit)               $  744,246               $  364,475
-------------------------
     The Plan of Reorganization called for assets of $2,000,000 to be invested into the Company by August 6, 1997. During the period of delay in the Company receiving this investment, it has had a deteriorating working capital balance and at June 30, 1999 has only $3,664 in cash in the bank. The Company is depending on the Matthews Group to invest assets into the company in order for the Company to continue in operations. Without an investment from the Matthews Group or other party within a very short period of time, the Company has little chance of emerging from Bankruptcy.

     The Reorganization under Chapter 11 has had a significant affect on the debt position of the Registrant. Approximately $4,500,000 of debt was transferred to equity under the Reorganization Plan. With this transfer from debt to equity it was expected that, except for the note to the Gant Group, the company would be debt free as it continued operations under the Confirmed Plan. Since the funding has not been invested into the Company as specified in the Plan, the Company is again in a difficult debt position.

Management Discussion and Analysis
----------------------------------
     Registrant was incorporated in the state of Nevada on September 8, 1982 and has been primarily in a development stage through June, 1995. The market for 2-dimensional symbology has been in the formative stage and only in 1996 and 1997 has there been a market of several million dollars in that industry. The Registrant has lacked the finances to market its products. See Subsequent Events for information on products and market at the time of filing of this report.

Results of Operations - June 30, 1999 compared to June 30, 1998.
---------------------
     The Company had revenues of $116,348 during the year ended June 30, 1999. Of this amount, $51,745 was for product sales, $42,198 from engineering services and $22,405 from royalties from Mitsubishi Corporation.. In the fiscal year ended June 30, 1998 the Company had revenues of $129, 570 with $98,818 from product sales, $13,257 from Engineering services and $17,495 from royalties.

     Since the inception of Bankruptcy in October 1995, the Company has had very little promotion or marketing of products due to financial limitations. Development of product and particularly software associated with reading devices has been the prime effort during this period. The Registrant has expanded its marketing and engineering approach to include products in the conventional bar code industry and other 2-dimensional symbols in addition to the Vericode Symbol.

     Operating expenses in fiscal 1999 versus 1998 were as follows:
                                           June 30, 1999          June 30, 1998
                                           -------------          -------------
General and administrative expenses        $  299,298             $  202,685
Sales and Marketing                            36,521                 83,416
Engineering Services and R & D                128,942                210,238

     General and Administrative Expenses included corporate legal, primarily relating to continuing bankruptcy filings and defenses, patent protection, office facilities and other costs associated with the general business of the Registrant. A reduction in Sales expenses in fiscal 1999 versus fiscal 1998 was due to reduced staff and limited travel and no involvement with industry trade shows.

     The decrease in Engineering Services and R& D was due to a reduction in staff and reduced travel expenses.

Strategic Restructuring and Operations Plan
-------------------------------------------
     Upon receipt of the $2,000,000 investment into the Registrant in conjunction with the Reorganization Plan, the Registrants expects to have adequate financing to enable it to make a major effort in the marketing and sales of its products. The Registrant now has both fixed station and hand held portable non-contact readers that can read off many surfaces including metal. Also, the Registrant has expanded its business to include conventional bar code customers and users of 2-dimensional codes other than just the Vericode symbol.

     Although management believes it is making progress in maintaining itself in face of its severe financial problems, there is no assurance that the Company will be successful in holding off aggressive collection action or litigation. Further, the Company may incur additional unexpected costs to defend itself against any such claims or allegations that may be filed against it.

Capital Expenditures and Commitments
------------------------------------
     During the fiscal quarter ended June 30, 1999, the Registrant did not make any capital purchases.. Other than necessary computer and office equipment needed for its expanding businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations.

Factors that may effect future results
--------------------------------------
     A number of uncertainties exist that may effect the Company's future operating results. These uncertainties include the uncertain general economic conditions, market acceptance of the Company's products, the Company's ability to manage expense growth, the success of the implementation of the Plan of Reorganization..

ITEM 7.   FINANCIAL STATEMENTS
------------------------------
     The following financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation SB:

                                                                      Page
                                                                      ----
Independent Auditors' Report                                          14

Balance Sheets at June 30, 1999, 1998 and 1997.                       15

Statements of Operations for the fiscal years ended
June 30, 1999, 1998 and 1997.                                         16

Statements of Shareholders' Deficiency for the fiscal years
ended June 30, 1999, 1998 and 1997.                                   17

Statements of Cash Flows for the fiscal years ended
June 30, 1999, 1998  and 1997.                                        18

Notes to Financial Statements.                                        19

                           INDEPENDENT AUDITORS REPORT

To the Board of Directors
Veritec Inc.
Golden Valley,  Minnesota

     We have  audited  the  accompanying  balance  sheets  of  Veritec  Inc.,  A
DEBTOR-IN-POSSESSION, as of June 30, 1999,1998 and 1997 and the related statements of operations, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veritec Inc., as of June 30, 1999, 1998 and 1997 and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As described in Note 2, at June 30, 1999 the Company was in Chapter 7 of the Federal Bankruptcy Code and was under the control of a trustee appointed by the Bankruptcy Court. On September 1, 1999 the Company was reconverted to reorganization under Chapter 11 of the Federal Bankruptcy Code and was authorized to resume managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this matter.

     As more fully described in Note 10 to the financial statements, the Company is subject to possible unasserted claims and assessments. The ultimate outcome of these claims, if asserted, cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Callahan, Johnston & Associates, LLC
___________________________________________
Callahan, Johnston & Associates, LLC


CALLAHAN, JOHNSTON & ASSOCIATES,  LLC
Minneapolis,  Minnesota
September 22, 1999

                                  VERITEC INC.
                             A DEBTOR-IN-POSSESSION
                                 BALANCE SHEETS
                                    JUNE 30,

                                                               1999             1998             1997
                                                               ----             ----             ----
ASSETS
Current Assets:
 Cash                                                         3,664            4,216           68,552
 Accounts receivable                                         23,000               -                -
 Prepaids                                                      -               8,250           11,550
 Inventories                                                 14,463           32,718           24,663
                                                             ------           ------           ------
    Total current assets                                     41,127           45,184          104,765

Intangible asset                                               -                 -                -
Furniture and equipment, net                                  7,246           14,741           16,569
                                                              -----           ------           ------
                                                             48,373           59,925          121,334
                                                             ======           ======          =======
LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIENCY):
Current Liabilities:
 Notes payable                                               45,000           25,000             -
 Notes payable (secured)                                    198,704          100,529           60,000
 Accounts payable and accrued expenses                      134,764           66,751           26,148
 Administrative costs per Plan of Reorganiz.                 42,737           70,737           71,737
 Accrued interest                                            60,262           25,442             -
 Deferred compensation                                      301,406          107,700           24,830
 Commissions payable                                          2,500            5,000             -
 Deferred revenue                                               -              8,500             -
                                                            -------            -----           ------
    Total current liabilities                               785,373          409,659          182,715
Commitments, contingencies and subsequent
           events (notes 9, 10 and 11)                         -                -          -
Long term notes secured by lien on patent(Note 3)            87,749          185,924          304,513
                                                             ------          -------          -------
          Total liabilities                                 873,122          595,583          487,228
                                                            -------          -------          -------
Prepayment on stock  (Note 5)                               240,198          296,249           29,520
                                                            -------          -------           ------
Shareholders' equity (deficiency)  (Note 6)
 Preferred stock, par value $1.00, authorized 10,000,000
     shares,  275,000 shares of Series H Preferred             -                -                -
     authorized, 1,000 shares issued and outstanding          7,273
 Common stock, par value $.01, authorized 20,000,000
     shares, issued and outstanding, 3,598,791,
     3,308,791 and 3,298,770 shares at June 30,
     1999, 1998 and 1997 respectively                        35,988           33,088           32,988
 Additional paid in capital                               9,644,401        9,436,392        9,411,440
 Accumulated deficit                                    -10,752,609      -10,301,387       -9,839,842
                                                        -----------      -----------       ----------
   Net shareholders' equity (deficiency)                 -1,064,947         -831,907         -395,414
                                                         ----------         --------         --------
                                                             48,373           59,925          121,334
                                                             ======           ======          =======

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                             A DEBTOR-IN-POSSESSION
                            STATEMENTS OF OPERATIONS
                               FISCAL YEARS ENDED
                                    JUNE 30,

                                                  1999         1998         1997
                                                  ----         ----         ----
Revenues:
  Product sales                                 51,745       98,818       48,959
  Engineering services                          42,198       13,257       43,750
  Licenses and royalties                        22,405       17,495      199,795
                                                ------       ------      -------
       Total revenues                          116,348      129,570      292,504

Cost of sales                                   39,298       29,125       53,655
                                                ------       ------       ------
           Gross profit                         77,050      100,445      238,849

Sales commissions                                6,190       31,000       -
                                                 -----       ------      -------
           Gross profit - after
               commissions                      70,860       69,445      238,849
                                                ------       ------      -------
    Administration                             299,298      202,685      186,997
    Sales and marketing                         36,521       83,416       58,574
    Engineering and R & D                      128,942      210,238      149,225
                                               -------      -------      -------
           Total expenses                      464,761      496,339      394,796
                                               -------      -------      -------
     Profit (loss) from operations            -393,901     -426,894     -155,947

Bankruptcy related costs                          -            -         130,792

Interest expenses - net                         57,321       34,651       14,513
                                                ------       ------       ------
           Net profit (Loss)                  -451,222     -461,545     -301,252
                                              ========     ========     ========

Net loss per common share                        -0.13        -0.14        -0.42
                                                 =====        =====        =====
Weighted average common shares outstanding   3,525,695    3,305,112      716,540
                                             =========    =========      =======










               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                             A DEBTOR-IN-POSSESSION
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
               FISCAL YEARS ENDED JUNE 30, 1999, 1998, AND 19997

                                                                                      Additional
                                            Preferred  Stock        Common  Stock        Paid  in       Accumulated     Shareholders
                                            Shares     Amount      Shares   Amount        Capital          Deficit       Deficiency
                                           -------     ------     -------  -------      ---------      -----------      ------------


Balance at June 30, 1996                    441,836    441,836  2,085,600  183,164      4,104,721       -9,538,590        -4,808,869
                                            -------    -------  ---------  -------      ---------       ----------        ----------
1 for ten Reverse Split per Plan           -397,652            -1,877,040
Additional shares due to rounding split                                 6
Trade old preferred for new common          -44,184                44,184
Debt to equity and adjustments per Plan               -441,836  2,746,020 -153,176      5,158,739                          4,563,727
Issuance of new common stock for guaranty
  of Gant note and Plan of Reorganization                         300,000    3,000         -3,000
Payment of Plan Administrative costs
     by HOMETREND                                                                         150,980                            150,980

Loss from operations                                                                                      -301,252          -301,252
                                           --------   --------  --------- --------      ----------        --------          --------
Balance at June 30, 1997                       -          -     3,298,770   32,988       9,411,440      -9,839,842          -395,414

Exercise of 10,020 warrants at $2.50                               10,021      100          24,952                            25,052

Loss from operations                                                                                      -461,545          -461,545
                                                                ---------  -------       ---------        --------          --------
Balance at June 30, 1998                                        3,308,791   33,088       9,436,392     -10,301,387          -831,907

Issuance of Series H Preferred for cash      30,000    218,182                                                               218,182

Conversion of Series H preferred to common  -29,000   -210,909    290,000    2,900         208,009
                                            -------   --------    -------    -----         -------
Loss from operations                                                                                      -451,222          -451,222
                                                                                                          --------          --------
Balance at June 30, 1999                      1,000      7,273  3,598,791   35,988       9,644,401     -10,752,609        -1,064,947
                                              -----      -----  ---------   ------       ---------     -----------        ----------















               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                             A DEBTOR-IN-POSSESSION
                            STATEMENTS OF CASH FLOW
                               FISCAL YEARS ENDED
                                    JUNE 30,

                                                     1999       1998        1997
                                                     ----       ----        ----
Cash flow from operating activities:
Net loss                                         -451,222   -461,545    -301,252
                                                 --------   --------    --------
Adjustments to reconcile net loss to net cash
  from operating activities:
Depreciation and amortization                       6,350      6,328      28,252
Write off of obsolete equipment                     1,145        -        11,076
(Increase) decrease in assets:
   Inventory                                       18,255     -8,055      -4,091
   Prepaid expenses                                 8,250      3,300     -11,550
   Accounts receivable                            -23,000            -        -
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses           40,013     39,603      74,950
   Deferred compensation                          193,706     82,870      24,830
   Deferred revenue                                -8,500      8,500          -
   Accrued commissions                             -2,500      5,000          -
   Accrued interest                                34,820     25,442          -
                                                   ------     ------      ------
      Net cash used by operating activities      -182,683   -298,557    -177,785
                                                 --------   --------    --------
Cash flow from investing activities:
   Purchase of equipment                             -        -4,500     -14,549
                                                              ------     -------
      Net cash used for investing activities         -        -4,500     -14,549
                                                 --------     ------     -------
Cash flow from financing activities:
   Issuance of secured notes payable with warrants       -           -    43,174
   Issuance of notes payable                       20,000     25,000        -
   Proceeds from stock issuance                   218,182     25,052     150,980
   Payments on secured notes payable                 -       -78,060        -
   Issuance of subordinated convertible notes        -          -         35,787
   Prepayment on stock                            -56,051    266,729      29,520
                                                  -------    -------      ------
      Net cash provided by financing activities   182,131    238,721     259,461
                                                  -------    -------     -------
      Increase (decrease) in cash position           -552    -64,336      67,127

Cash at beginning of year                           4,216     68,552       1,425
                                                    -----     ------       -----
Cash at end of year                                 3,664      4,216      68,552
                                                    =====      =====      ======




               See Accompanying Notes to the Financial Statements

Supplemental Cash Flow  Information -
-------------------------------------
                                         1999              1998             1997
                                         ----              ----             ----
Cash paid for:
         Interest                     $22,500             $7,613         $60,000
         Income taxes                    -                  -               -


Summary of non cash activity:

     In fiscal year 1997 the Company converted debt to equity as part of its confirmed Plan of Reorganization as described in Note 2.


                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business
--------
     Veritec Inc. (the "Company") was incorporated in Nevada on September 8, 1982. The Company is primarily engaged in development, marketing and sales of a line of microprocessor-based encoding and decoding system products that utilize its patented Vericode Symbol technology. The Company's VeriSystem enables a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data to a product which enables automatic identification and collection of data. The Company has also developed its Veritaggant Covert Identification System, which enables the application of a label or tag to a product for subsequent verification of its authenticity. The Veritaggant Covert Identification System is not currently being marketed by the Company.

Inventories
-----------
     Inventories are valued at the lower of cost (first in, first out) or market.

Furniture and equipment
-----------------------
     Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three years for computer related assets and five years for remaining assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expenses as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals and betterments.

Revenue Recognition
-------------------
     Revenues from products sales and engineering are recognized when products are shipped or services are performed. License fee is recognized upon completion of all required terms under the agreement.

     Royalties are recognized as received. To date these royalties have been earned in a foreign currency. The Company records these revenues in U. S. dollars at the exchange rate in effect at the date of remittance. Accordingly, the company has historically not been susceptible to translations gains or losses.

Computer software costs
-----------------------
     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," issued by the Financial Accounting Standards Board, the Company is to capitalize certain software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility were expensed as incurred.

     Management  determined that technological  feasibility occurred at the time the Company's software was available for general release to customers. Accordingly, no computer software development costs have been capitalized in the accompanying financial statements. In accordance with SFAS No. 86, costs of software maintenance and customer support since the software became available for general release have been charged to expense as incurred. Amounts expensed for ongoing software maintenance in the accompanying financial statements are as follows:

         1997                       $75,000
         1998                        60,000
         1999                        40,000


Earnings (Loss) per Share
-------------------------
     The Company has implemented SFAS 128: Earnings Per Share. SFASB 128 replaces the presentation of primary EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from conversion of Series H preferred stock or the exercise of options and/or warrants, and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period. The computation of diluted EPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on the calculation of earnings per share.

                                  Shares               Days         Weighted
Dates Outstanding               Outstanding        Outstanding   Average Shares
-----------------               -----------        -----------   --------------
7/1/96 to 6/30/97                  208,560               365           208,560
5/2/97 to 6/30/97                3,090,210 (1)            60           507,980
                                                                      --------
Fiscal  year 1997                                                      716,540
(1)  Shares issued under Plan of Reorganization.                      --------

7/1/97 to 6/30/98                3,298,770              365          3,298,770
11/12/97 to 6/30/98                 10,021              231              6,342
                                                                    ----------
Fiscal year 1998                                                     3,305,112
                                                                    ----------

7/1/98 to 6/30/99                3,308,791              365          3,308,791
10/1/98 to 6/30/99                 290,000              273            216,904
                                                                    ----------
Fiscal year 1999                                                     3,525,695
                                                                    ----------

NOTE 2 - PLAN OF REORGANIZATION

     For the fiscal year ended June 30, 1997, a Plan of Reorganization was approved by the Court on April 23, 1997 and signed by the Bankruptcy Judge on May 2, 1997. In the Plan there was a one share for ten share reverse split of both the Common and Preferred stock. In exchange for ten shares of old stock, the shareholder received one share unit that consisted of one share of new common stock and warrants, as explained in the Confirmed Plan documents filed with the June 30, 1997 10-KSB and made a part of this filing by reference. The major thrust of this Plan was to exchange equity for debt as shown in the above cash flow statement. The following schedule shows the resultant transfer of debt to equity:
                                                 Dollars            No. Shares
                                                 -------            ----------
             Creditor Category
             -----------------
     Convertible subordinated notes            $    556,479           278,240
     Notes payable                                  113,801            56,901
     Accounts payable                               561,686           280,843
     Deferred compensation                          791,915           395,958
     Jr. subordinated notes     $1,889,108
     Less-receivable from
              Officer              280,004        1,609,104           804,552
     Bridge Group               ----------          929,503           929,503
                                                    -------
     Rounding up dollars to shares                                         23
                                                                      -------
              Total                               4,562,488         2,746,020
                                                  ---------         ---------
Tie in to Statement of Shareholders' Deficiency schedule

         Amount per above                         4,562,488
         Accounts payable adjustment                  1,239
         Preferred stock on books at $1 per share   441,836
                                                    -------
                  Total                           5,005,563
                                                  ---------
     The "Gant Group", claiming a priority position on the patents of the Registrant, was approved to receive a cash and note settlement, with $60,000 required to be paid in cash and a four year note with quarterly payments on the balance of approximately $300,000. According to the Plan, the Gant Group was to receive 300,000 shares of common stock as a collateral guarantee on the $60,000 cash payment. Upon being paid the $60,000, HOMETREND was designated as the distributor of this 300,000 shares.

     HOMETREND and Associates were responsible for paying the Administrative Costs of the Plan. From the amounts invested into the Company by HOMETREND, $150,980 was applied for payment of these Administrative costs and was considered as additional paid in capital in the Registrant's books.

     For the fiscal year ended June 30, 1998, 10,021 Series A Warrants were exercised at $2.50 per share.

     For the fiscal year ended June 30, 1999, 30,000 shares of Series H Preferred shares were issued to HOMETREND on September 17, 1998, in consideration of $218,182 that had been invested into the Registrant in June 1997. 29,000 of these 30,000 shares of Series H Preferred stock were converted to 290,000 shares of free trading common stock on November 30, 1998. The Plan called for the issuance of 275,000 shares of restricted Series H Preferred stock in exchange for the $2,000,000 in assets to be invested into the Company.


NOTE 3 - CURRENT LIABILITIES

Notes payable
-------------
     Notes payable are due to two parties who loaned the company money on 90 day notes in order for the Company to retain its engineering consultant during a period when HOMETREND, the guarantor of the Plan, was unable to provide finances to the Registrant. These parties have agreed to take restricted common stock for the amounts of principal and interest due them at the time the Registrant emerges from bankruptcy.


Notes payable  secured
----------------------
     The holders of these notes are collectively called "The Gant Group" in the Plan of Reorganization. At June 30, 1995 the principal amount of these notes was $265,400. Interest on these notes at that date amounted to $18,783. During 1995 additional interest accrued and the balance at June 30, 1996, including both principal and interest amounted to $321,339. The holders of these notes had secured a lien on the patents of the Registrant with filings with the U. S. Patent Office and therefore claimed title to all patents of the Registrant. Due to the Registrant being delinquent in payment of interest on the notes, the Gant Group brought action against the Registrant for payment of both principal and interest . The suit was transferred to the Bankruptcy Court and settlement with the Gant Group was a part of the Plan of Reorganization. The total amount of settlement due the Gant Group and approved in this Plan of Reorganization, including principal, interest and legal fees amounted to $364,513. $60,000 of this amount was to be paid in cash with the balance due in quarterly payments over a four year period. The $60,000 was paid in July 1997 and the first installment payment for the October 1, 1997 period has been made. No payments on principal have been made since then. The Company is delinquent on payments as stated in PART 1, Item 3.

     The current amount of $198,704 represents the amount of principal due by June 30, 2000. The total amount due on both the short term and long term principal amounts is $286,453. See Subsequent section for additional information on payment of the amounts due.

     The Gant Group has been issued an interest bearing ten percent per annum note, secured by the assets of the Registrant and with UCC1 filings. The future maturities on the note are $198,704 in the year 2000 and $87,749 in the year 2001.

Accounts Payable and Accrued Expenses
-------------------------------------
     When  the  Plan  of  Reorganization  was  confirmed  on  May 2,  1997,  the

Registrant had very little debt as all of the debt, except for the Gant Group, was converted to equity in conjunction with the Plan. At June 30, 1997 there were debts to various creditors for expenses incurred from May 2 to June 30, 1997. Since the Registrant had limited funds made available by the guarantors of the Plan, the debts increased to $66,751 at June 30, 1998 and to $134,764 at June 30, 1999. The amounts due various creditors will be addressed in connection with the Registrants motions to emerge from bankruptcy. If the Registrant does not receive the funding from the Matthews Group, then it has no current alternative measure to pay these creditors and will have a difficult time emerging from bankruptcy.

Administrative costs per Plan of Reorganization
-----------------------------------------------

     The amount of Administrative Costs approved and confirmed in the Plan amounted to $71,737 to the following parties:
Consolidated  Industries                               $ 28,000
Larry Smith,  Attorney                                   17,000
Personal  Property Taxes                                  3,802
Convenience  class creditors                             22,935
                                                         ------
          Total                                        $ 71,737
                                                       --------
     Consolidated Industries filed a motion with the Court for additional consideration, including interest, attorney fees and additional expenses. Consolidated had also filed a UCC-1 filing on the assets of the Company. The Court gave judgment that Consolidated Industries was only entitled to the $28,000 included in the Plan and was ordered to immediately withdraw their claim on the assets of the Registrant. The $28,000 was paid to Consolidate during the year ended June 30, 1999.

     Larry Smith, attorney, has been paid more than the amount included in this debt category, however, has performed additional legal services for the Registrant. Attorney Smith has billed the Company for approximately $42,000 as an amount owed him at June 30, 1999. The Registrant has accrued $25,000 in the Accounts Payable and Accrued Liabilities account in addition to the $17,000, included in the accrued Administrative costs.

     The Convenience Class Creditors were owed $22,935 in accordance to the Plan. $1,000 was paid in Fiscal year ended June 30, 1998 and a balance of $21,935 is owed at June 30, 1999. Mr. Starosolsky, a Director of the company and his associates have placed $22,000 into Attorney Smiths Client Trust Account with instructions to release the money for payment to the Convenience Class Creditors upon a Final Decree being approved and the Registrant emerging from bankruptcy. The Registrant paid the Convenience Class Creditors in September 1999 and has requested Attorney Larry Smith to return the money in his attorney trust account to the Company.

     The amount due on Personal Property Taxes will be paid upon the County of Los Angeles correction of double billing the Company.


Accrued Interest
----------------
     Accrued interest at June 30, 1998 was on the Gant Note and at June 30, 1999 was as follows:

     Interest on  notes payable  to the Gant Group                 $ 56,047
     Interest on the $45,000 loans from others                        4,215
                                                                   --------
                      Total                                        $ 60,262

Deferred Compensation
---------------------
     Due to lack of financing according to the Plan, payments to parties working for the Registrant have not been paid on a consistent basis in either fiscal years ending June 30, 1999 nor 1998. On many occasions HOMETREND assured these parties that the Plan would be completed and that payments would be made. The Matthews Group has requested that the parties included in the Deferred Compensation category accept restricted common stock at 80 cents a share in payment for their services. The majority of parties affected have agreed to this request, and upon approval by the Bankruptcy Court, will accept stock in place of cash payment.

Deferred Revenue

     The $8,500 shown as deferred revenues at June 30, 1998 was for an advance on a bar code system in order to purchase equipment prior to engineering and installation.

NOTE 4 - LONG TERM LIABILITIES

     See Notes Payable -Secured in Note 4 and PART 3 Legal Proceedings of this report for additional information on the Gant Group. The long term liabilities represents the amount due to the Gant Group on their note for the period over one year.


NOTE 5 - PREPAYMENT ON STOCK

     The following parties have invested money into the Registrant in anticipation of receiving stock for their investments. All of these parties, except for the Matthews Group, invested in an effort to support HOMETREND in providing finances to complete the Plan requirements:

   Wolodymyr Starosolsky, a Director of the Registrant         $    96,000.
   Glen Verner                                                       5,000
   HOMETREND/HEALTH KINETICS                                        94,117
   The Matthews Group                                               45,081
                                                               -----------
          Total                                                $   240,198
                                                               -----------
     There is a dispute between HOMETREND and Health Kinetics as to who is to receive stock for the $94,117 invested during the period that Health Kinetics had a promissory note payable to the Registrant. HOMETREND provided the money to the Registrant, however, Health Kinetics claims that the money was provided by them to HOMETREND and therefore, they have claim on the investment. The Registrant expects to hold payment or consideration on the amount due until the matter is resolved between the two parties.


NOTE 6 - SHAREHOLDERS' DEFICIENCY

Reverse stock split
-------------------

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

Preferred stock
---------------
     The Articles of Incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

     As part of the confirmed Plan of Reorganization, the series B, D, E and Z preferred stock was converted to common stock on a share for share basis effective May 2, 1997. 441,836 shares were reduced to 44,184 shares in the one for ten reverse split and these 44,184 shares were converted to 44,184 shares of free trading common stock with one warrant unit for each share of new stock. See comments on Warrants below.

     As part of the Plan of Reorganization, a new Series H Convertible Preferred Stock was authorized. The Plan calls for the Registrant to issue 275,000 shares of new restricted Series H Convertible Preferred Stock in exchange for assets of $2,000,000 being invested into the Company. This Series H Stock is convertible into 2,750,000 shares of common stock at the option of the holder.


     On September 17, 1998 HOMETREND received 30,000 shares of Series H Convertible Preferred stock for an investment of $218,182. The number of shares and the dollar amounts are proportional to the 275,000 shares for $2,000,000 in the Plan.

     On November 30, 1998, HOMETREND exercised the conversion privilege and converted the 29,000 preferred shares to 290,000 shares of common stock. Since HOMETREND invested the $218,182 into the Registrant in May and June, 1997, the restriction has been lifted on these new common shares.


Common stock
------------
     Fiscal year ended June 30, 1997
          Issuance of 441,836 shares for conversion from preferred stock Reduction in common stock due to one-for-ten "reverse" split -
               (2,274,687)  shares.
          Issuance  of  common  stock  to  creditors  per  Plan of
               Reorganization  - 2,746,687 (after split)
          Issuance of common stock as consideration for guaranty of payment on secured note per Plan of Reorganization - 300,000 shares.

     In the fiscal year ended June 30, 1998, 10,021 warrants were exercised at $2.50 per share.

     In the fiscal year ended June 30, 1999, 29,000 shares of Series H Convertible Preferred Shares were converted to 290,000 shares of common stock.


Common stock purchase warrants
------------------------------
     The confirmed Reorganization Plan has several explanations of the stock transactions and warrant issues affecting the holders of both preferred and common stock prior to the Plan. The 10-KSB filing at June 30, 1997 included a copy of the Plan of Reorganization and both explanations and exhibits are hereby referenced into this section of this filing.. See the Plan of Reorganization for details on the various Warrants and Agreements. A summary of the various Warrants is as follows:

     Under the Plan of Reorganization the Preferred Stock was converted to Common Stock on a share for share basis and then the common stock was effected by a one-for-ten "reverse" split. Each of the resulting, after split, shares received warrant units consisting of:

         3   "A" warrants;
         3   "B" warrants; and
         3   "C" warrants.

     Each "A" warrant authorizes the holder to purchase 1 share of non-restricted new common stock of the Registrant at $2.50 per share, which is exercisable to May 5, 2000, in exchange for one "A" warrant. This date per Plan was originally August 5, 1998, however was extended by the Board of Directors and may be extended by the Board of Directors before this new due date.

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


NOTE  7 - RELATED PARTIES

     Mr. Starosolsky, a Director, has invested $96,000 into the Registrant as stated in Note 5 of this report. Mr. Jack Dahl, the Acting Chief Financial Officer of the Registrant has deferred salary of $121,050 and Mr. Mark Pinson, a former Director and Vice President-Engineering, is owed 95,500. Mr. Starosolsky, Mr. Dahl and Mr. Pinson have agreed to take stock in exchange for amounts due them.








NOTE 8 - INCOME TAXES

      Income taxes consisted of the following at June 30,

                                        1999              1998             1997
                                        ----              ----             ----
      Current:
        Federal                       $   -             $   -            $   -
        State                             -                 -                -
        State minimum fee             $ (800)           $ (800)          $ (800)

      Deferred:
        Federal                           -                 -                -
        State                             -                 -                -

      Income tax benefit (expense)    $ (800)           $ (800)          $ (800)

     The Company has implemented FASB 109: Accounting for Income Taxes. The tax effects of net operating loss carryforwards gives rise to a significant deferred tax asset. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                                                 1999         1998         1997
                                                 ----         ----         ----
Gross deferred tax asset relating to net
   operating loss carryforwards           $ 3,339,000  $ 3,224,000  $ 3,159,000
Valuation allowance                       $(3,339,000) $(3,224,000) $(3,159,000)
Net deferred tax asset                          -            -            -
Deferred tax liability                          -            -            -
                                             --------    ---------     --------
Net deferred tax asset (liability               -            -            -
                                             --------    ---------     --------

     At June 30, 1999, the Company has net operating loss carryforwards available to offset future taxable income as follows:

Year                                      Federal                   State
----                                      -------                   -----
2000                                      9,000                    1,227,000
2001                                     13,000                      457,000
2002                                      314,000                  301,000
2003                                      913,000                  480,000
2004                                      829,000                  451,000
2005                                      643,000                    -
2006                                      452,000                    -
2007                                      657,000                    -
2008                                      979,000                    -
2009                                    1,410,000                    -
2010                                    1,227,000                    -
2011                                      457,000                    -
2012                                      301,000                    -
2013                                      480,000                    -
2014                                      451,000                    -
                                          -------                  ---------
                                      $ 9,135,000               $ 2,916,000
                                      -----------               -----------

NOTE 9 - INVESTMENT GROUPS

     During its bankruptcy the Company has sought an investment group to assist it in funding the $2,000,000 called for under the Plan of Reorganization approved by the Bankruptcy Court on May 2, 1997. In the intervening years the various investment groups have attempted to help the company fund this required investment. Through June 30, 1999 no group has been successful in assisting the company in funding this commitment and the Company remains under the direction of the Bankruptcy Court. Partial fundings received from these investment groups have been settled through stock issuances by the Company or are recorded as stock advances that the Company intends to settle through the issuance of stock. It is possible that these investment groups will assert claims against the Company regarding: the levels of their funding; the Company's termination of their funding commitments; or for expenses incurred while they were assisting the Company. Management believes it has appropriately reflected the activity with these investment groups in the accompanying financial statements. Due to uncertainties, however, it is at least reasonably possible that claims will be asserted. The ultimate outcome of these claims, if asserted, cannot presently be determined.

NOTE 10 - GOING CONCERN, REORGANIZATION  AND MANAGEMENT'S PLANS

     In the June 30, 1997 Form 10-KSB filing the Company reported that the $2,000,000 of funding required under the Plan of Reorganization had been met.
The Company subsequently determined that the value of the assets to be contributed to the Company could not be verified to the Company's satisfaction. Accordingly, the company terminated investment discussions with HOMETREND and began the search for an alternate investment group. As discussed in Note 11 - Subsequent Events, an alternate investment group, The Matthews Group, LLC has submitted a plan to the Company to fund the $2,000,000 required under the Plan of Reorganization.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company's ability to continue in existence is dependent upon funding its Plan of Reorganization. Failure to fund the Plan of Reorganization could result in reconversion of the Company to Chapter 7 of the Federal Bankruptcy Code and the ultimate liquidation of the Company. The
financial   statements   do  not  include  any   adjustments   relating  to  the
recoverability or recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 11 - SUBSEQUENT EVENTS

     A Court hearing was held on September 1, 1999 for purposes of acting on the Registrants motion to have its case reconverted to Chapter 11 from Chapter 7. The Bankruptcy Judge approved the motion and the Registrant was allowed to proceed in Chapter 11 and under the original Confirmed Plan of Reorganization.

     The Matthews Group paid the Gant Group $182,345.87 to bring the note between the Gant Group and the Registrant up to date on both principal and interest. The Matthews Group has also committed to the Gant Group that it will make the remaining payments on the note. The Registrant owes the Matthews Group the amounts paid to the Gant Group and will owe any additional amounts paid by the Matthews Group on the notes. The Matthews Group, LLC has taken a secondary position to the Gant Group in the Company's patents which are the collateral for the note to the Gant Group. Upon payment in full to the Gant Group, the Matthews Group will have a first position in this collateral until this obligation is repaid to the Matthews Group.

     In September 1999 the Company accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under the Plan of Reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to the Company of $18,518.52. These payments are non interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group. The Company has not perfected a security interest in the pledged properties and accordingly, this note is unsecured.

     Filings of both Federal and State tax forms for the fiscal years ended June 30, 1995, 1996, 1997, 1998 and 1999 were filed on September 29, 1999. No Federal tax was owed due to losses in each of these years. State taxes of $800 per year plus certain penalties were paid on the State returns.

     The Registrant has filed a motion with the Court for a Final Decree. A Court hearing date has been set for October 13, 1999 for the Court to act on this motion. Creditors have until September 30, 1999 to file a protest or objection to the motion.

     The Registrant has moved its headquarters offices to 1430 Orkla Drive, Golden Valley, MN 55427 and has established a Western Regional Office at 7100 Hayvenhurst Ave., Suite P-E, Van Nuys, CA 91406.

     The Registrant had receipts of $68,852 on collection of receivables and product sales in July and August 1999 while under the Chapter 7 proceedings. A letter of credit in the amount of $97,000 is currently in hand for shipment of products to a customer in a foreign country. The Registrant has also received a request for additional quotes for its products and is actively pursuing other possible sales leads.

Working Capital
---------------
     The Registrant has had limited working capital since the Confirmation of the Plan of Reorganization due to HOMETREND'S inability to provide funding according to the Plan. Debts have increased to approximately $500,000 during the period from May 3, 1997 to June 30, 1999, in addition to the note obligation to the Gant Group. The Matthews Group has funded limited operations since their first involvement in December 1998, however, and have provided adequate finances to keep the Registrant in operations during this period of time. Revenues from the sale of Company products and services have been inadequate to pay for ongoing operations in each of the fiscal years ended June 30, 1999, 1998 and 1997.

     Under the Matthews Group plan of investment, the collateral backing their asset investment is comprised of income producing properties adequate to keep the Company in operation. Additional funds are expected to be available for an increase in sales and engineering activities as the Registrants customer base increases.

     With the Matthews Group funding the Gant notes and most of the post Confirmation creditors accepting stock for their debts, invested money will be used for engineering, sales and marketing activities, supported by an increasing application and software engineering staff.


NOTE 12 - CONCENTRATIONS,  RISKS AND UNCERTAINTIES -

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Accounts Receivable
-------------------
     The Company sells to domestic and foreign companies. The Company grants uncollateralized credit to customers, but requires deposits on unique orders. Management deemed all accounts receivable collectible and did not provide for an allowance for doubtful accounts. The accounts receivable at June 30, 1999 was from one customer. This receivable was collected subsequent to year end.

Major Customers
---------------
     Four major customers accounted for 75% of revenues in fiscal year 1999. Three major customers accounted for 82% of revenues in the fiscal year 1998. Two major customers accounted for 79% of revenues in fiscal year 1997.

     Two major customers accounted for 62% of revenues during the combined period of fiscal years 1999, 1998 and 1997.

Inventories
-----------
     Management believes that all inventory will be realized during the normal course of operations and accordingly, has not recorded any inventory valuation allowance in the accompanying financial statements. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

Key Personnel
-------------
     The majority of the Company's revenues from engineering services and product sales are generated by a key contractor/employee of the Company.

Unasserted Claims
-----------------
     The Company is subject to possible unasserted claims and assessments as described in Note 9. Management is of the opinion that these unasserted claims are without merit and that settlement, if any, will not have a material effect on the Company's financial position. Nevertheless, it is at least reasonably possible that claims will be asserted. The ultimate outcome of these claims, if asserted, cannot presently be determined.


ITEM 8 - CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosures.


                                    PART III
                                    --------

      ITEM 9 - DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
      ---------------------------------------------------------------------
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
               -------------------------------------------------
     The Reorganization Plan under Chapter 11 proceedings included a change in both Management and Directors of the Company. These changes were effected at a Board of Directors Meeting on April 24, 1997.

   Director changes included:

   Old Board of Directors             New Board of Directors              Age
   ----------------------             ----------------------              ---
   Robert S. Anselmo                  Howard L. Behling, Chairman         52
   Jack E. Dahl                       Roy Y. Salisbury                    43
   Wolodymyr M Starosolsky, Chairman  Wolodymyr M. Starosolsky            61
   Roger W. Bailey                    Roger W. Bailey                     52
   Alexander LaChance (resigned from the
        Board on April 10, 1996)

   Officer changes included:

   Old Officers                        New Officers
   ------------                        ------------
  Jack E. Dahl,  President & CEO       Howard L. Behling, Acting President
   Robert S. Anselmo, Secretary        Jack E. Dahl,  Acting Chief Financial
   Alexander R. LaChance,                 Officer, Secretary and Treasurer
      Vice President - Engineering     Mark Pinson,  Vice President-Engineering
    (Resigned on April 10, 1996)


Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------
     The current directors and executive officers of the Company and their positions held in the Company are listed below. Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. Officers are appointed by the board of directors. There are no family relationships between any director or officer. The executive officers and directors of the Company are as follows


                                                             Officer title
  Name                    Age     Director since  (N/A indicates not an officer)
  ----                    ---     --------------   -----------------------------
Larry Matthews            71             1/28/99     President and CEO
Dr. Van Thuy Tran         54             1/28/99     N/A
Howard W. Behling         52              5/2/97     N/A
Wolodymyr M. Starosolsky  61             3/31/94     N/A
Roger W. Bailey           52             6/18/94     N/A
Dr. Helen  L Laib         51             8/11/99     N/A
Steven Holtze             48                         N/A
Jack E. Dahl              66                  -      Acting Chief Financial
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

     Mark Pinson was appointed a Director at a Board of Directors Meeting on January 7, 1997 and resigned on January 11, 1999.

     Roy Y. Salisbury served on the Board of Directors from May 2, 1997 until his resignation on June 16, 1999.

     Robert Junghans served on the Board of Directors from January 28, 1999 to April 21, 1999.

     James Clarke was appointed Acting President and Chief Executive Officer and a Director of the Registrant on February 20, 1998 based on a commitment to fund the Company. When his funding did not materialize as expected, he was removed from office on March 9, 1998.

     Larry Matthews was appointed as Acting President and Chief Executive Officer and Director on January 28, 1999, in conjunction with a plan from "The Matthews Group" to evaluate and possibly fund the Registrant out of Bankruptcy. Mr. Matthews has been a consultant for Vendtronics LLC (was formerly Chairman/Co-owner, sold to FEC) from 1994 to the present time. From 1984 to 1993 he was Co-founder, Director and Vice President-Engineering of ZYTEC Corporation. In prior years he was Vice-President Operations at Control Data, Design Engineer at UNIVAC and Design Engineer at Mpls/Moline/Case. Mr. Matthews currently is on the Board of Directors of Artesyn Technologies (merger of Computer Products/ZYTEC), Pioneer Software Development, Solar Attic and Third Wave Systems companies.

     Ms. Van Thuy Tran, has been President of Asia Consulting and Trading Company, a company dealing with trade in the Pacific Rim countries, since 1994. She is the co-founder of Circle of Love, providing mission works in Vietnam. She is also the founder of Equal Partners, Inc., a construction and building company in Minnesota. Ms. Van Tran has a Medical Degree in Hematology and worked in the medical field for over 17 years. For the last twenty years, she has been an entrepreneur involved in building businesses, providing opportunity for the minority and creating solutions for distressed situations.

     Howard L. Behling, served as Chairman and Acting President of the Registrant from May 2, 1997 to February 2, 1998 and from June 9, 1998 to December 9, 1998. He has served as the Chairman of HOMETREND, INC., since 1989. HOMETREND was one of the first publicly traded franchise companies in America. Mr. Behling has been active in the securities market for over 20 years while acting in the capacity of Vice President while at Merrill Lynch, Prudential Securities, and E. F. Hutton & Company.

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

     Roger W. Bailey, has been a Director of the Registrant since June 1994. Mr. Bailey has been Vice President of MCI SYSTEMHOUSE/EDS since November 1998 and from July 1998 to November 1998 was Managing Director of two of that Company's Divisions. From September 1997 to April 1998, Mr. Bailey was Vice President and General Manager, Enterprise Network Solutions for Accugraph Corporation, Dallas, Texas. From September 1996 to June 1997 he was Strategic Alliance Vice President at AT &T Solutions, Florham Park, New Jersey, where he was responsible for identifying alliance partners, structuring alliances and developing and implementing a procurement process and supplier management system. From June 1995 to August 1996 Mr. Bailey was Customer Engagement Vice President for AT&T Solutions. From July 1993 to June 1995, he was Securities Counsel and Director of Government Affairs for Dell Computer Corporation, Austin, Texas. From 1992 to June 1995, Mr. Bailey was an Independent Business Counsel as advisor to entrepreneurial and high-technology businesses. Prior to 1992 he was General Counsel for Perot Systems Corporation, Reston, Virginia and Electronic Data Systems Corporation in Dallas, Texas. Mr. Bailey was an Air Force Officer from 1969 to 1978. Mr. Bailey has his law degree from the University of Puget Sound, M.B.A. degree from the California State University, M.S. degree in Aeronautical and Astronautical Engineering from Stanford University and a B.S. degree in Aeronautical Engineering, Engineering Sciences and Mathematics from the U.S.Air Force Academy.

     Helen L. Laib, M. D., has been involved in the practice of medicine at the Rockford Memorial Hospital in Rockford, Illinois and the Cook County Hospital in Chicago Illinois from 1997 to present. From 1988 to present, she has performed trauma surgery, from 1986 to 1988 she was in private practice and was an Emergency Room Physician at the Rockford Memorial Hospital. From 1982 to 1986, Dr. Laib was Clinical Chief of Surgery, Adult Emergency Services, Cook County Hospital, and from 1977 to 1982 was a Research Fellow and then Attending Surgeon at Cook County Hospital. Dr. Laib is Board Certified with the American Board of Surgery and is licensed in both Texas (took medical training at Baylor College of Medicine in Houston, Texas) and Illinois. She is a member of several medical societies, including, Fellow American College of Surgeons, Christian Medical & Dental Society and American Medical Association.

     Steven Holtze, is currently and has been an officer for a major Minneapolis bank for fifteen years. Mr. Holtze has specialized in financing, financial planning and workout and has considerable experience in marketing and sales negotiations. He also has specialized in creating viable solutions for distressed real estate transactions. Having frequently attended legal seminars, he has a good working knowledge of the legal system and has been a financial and business consultant to various companies.


Committee and Board Meetings
----------------------------
     The Registrant had no standing audit, nominating or compensation committees of its Board or committees performing similar functions during fiscal 1999. The Directors have regularly communicated to discuss the Company's affairs and also have held formal periodic board meetings to transact and approve appropriate business. Directors have received no compensation or expenses for attending Board Meetings. During the period June 30, 1997 through September 1, 1999, the Board met 23 times. The following are the dates of the Board meetings and attendance of the Directors:

Date                   Attendees                                      Absent
----                   ---------                                      ------
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

1/21/98     Behling, Starosolsky, Salisbury, Bailey, Pinson             None

2/20/98     Behling, Starosolsky, Salisbury, Bailey, Pinson             None

3/9/98      Behling, Starosolsky, Salisbury, Bailey, Pinson             None

6/9/98      Behling, Starosolsky, Salisbury, Bailey, Pinson             None

8/1/98      Behling, Starosolsky, Salisbury, Bailey, Pinson             None

10/12/98    Behling, Starosolsky, Salisbury, Pinson                     Bailey

11/11/98    Behling, Starosolsky, Salisbury, Pinson                     Bailey

11/18/98    Behling, Starosolsky, Salisbury, Bailey, Pinson             None

11/23/98    Behling, Starosolsky, Salisbury, Bailey, Pinson             None

11/25/98    Behling, Starosolsky, Salisbury, Bailey, Pinson             None

11/27/98    Behling, Starosolsky, Salisbury, Pinson                     Bailey

12/9/98     Behling, Starosolsky, Salisbury, Pinson, Bailey             None

1/11/99     Behling, Starosolsky, Salisbury, Pinson, Bailey             None

1/13/99     Behling, Starosolsky, Salisbury, Bailey                     None

1/28/99     Matthews, Tran, Junghans, Salisbury, Starosolsky, Bailey

            Behling                                                     None

3/19/99     Matthews, Tran, Junghans, Salisbury, Starosolsky, Bailey
            Behling                                                     None

4/2/99      Matthews, Tran, Junghans, Salisbury, Starosolsky, Bailey
            Behling                                                     None

4/26/99     Matthews, Tran, Salisbury, Starosolsky, Bailey, Behling     None

6/14/99     Tran, Salisbury, Starosolsky, Bailey, Behling               Matthews
8/11/99     Matthews, Tran, Salisbury, Starosolsky, Bailey,             Behling

9/3/99      Matthews, Tran, Starosolsky, Bailey, Behling, Laib, Holtze  None

9/24/99     Matthews, Tran, Starosolsky, Bailey, Behling, Laib, Holtze  None

Directors did not receive any director's fees for the above meetings.


Executive Officers
------------------
     The current operating officers are listed in the following table. There are no family relationships between any officers of the Company.

     Name            Age                      Officer Title
     ----            ---                      -------------
Larry Matthews       71         President, Chairman and Chief Executive Officer
Jack E. Dahl         66         Acting Chief Financial officer, Secretary and
                                           Treasurer

     The antecedents of Larry Matthews is included in the Director section above.

     Jack E. Dahl - In the Confirmed Plan of Reorganization, Mr. Dahl was appointed Acting Chief financial Officer and Secretary of the Company. From December 9, 1998 to January 29, 1999, Mr. Dahl was appointed Acting President. After the Registrant was petitioned into bankruptcy in October, 1995, Mr. Dahl was elected to the office of President and Chief Executive Officer. From 1991 until appointed President, Mr. Dahl was the Chief Financial Officer of the Company. From June 1984 to December 1989, Mr. Dahl was President and CEO of U S Pump & Turbine Company. From 1980 to 1984, he was President of Elixir Industries, Inc. Prior to 1980 Mr. Dahl was President of Fleetwood Enterprises, Guerdon Industries, Inc., both Manufactured housing and recreational vehicle manufacturers, Chairman of Alma Plastics Company, a seven plant plastic products manufacturing company, President of Lichter Duo Rest, a furniture manufacturing company and R. C. Allen, a cash register and small aircraft electronic parts manufacturing company.


                         ITEM 10. EXECUTIVE COMPENSATION
                         -------------------------------
     No executive officer received cash compensation of $60,000 during the fiscal year ended June 30, 1999.

     The total compensation to all executive officers as a group was $19,800.

     Bonuses - No cash  bonuses  were paid by the  Registrant  to any  executive
     -------
officer during the year ended June 30, 1999.

     Deferred  compensation  - The  Company  has not had  the  finances  to pay
     ----------------------
personnel   working  for  the  Company  on  a  consistent   basis  and  deferred
compensation amounts have increased each year from 1997 through 1998 as shown in the following table.

                                       1999              1998           1997
                                       ----              ----           ----
Deferred compensation at June 30,   $ 301,406         $107,700         $24,830

     Personnel owed the majority of the deferred compensation at June 30, 1999 have agreed to take restricted common stock at 80 cents per share in exchange for amounts owed them.

     Compensation  pursuant to plans including pension,  stock option, and stock
     ---------------------------------------------------------------------------
appreciation rights plans. As of June 30, 1999, the Registrant does not have any
-------------------------
stock appreciation rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any executive officer of the Company.

     Termination  of Employment  and change of control  arrangement - During the
     --------------------------------------------------------------
year ended June 30, 1999, no officer, director, or principal shareholder of the Registrant either received or is to receive any remuneration as a result of either: (I) the termination of such person's employment whether by resignation, termination of such person's employment, whether by resignation, retirement, or otherwise; (ii) a change of control of the Registrant or a change in such individual's responsibilities following a change in control of the Company.


    ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------
     The following tables sets forth, as of September 15, 1999 certain information with respect to all shareholders known by the Registrant to be beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all officers and directors of the Registrant as a group:

                                Number of Shares
Name and Address                    Common                    Percent of Class
----------------                ----------                    ----------------
Larry Matthews                      none                              N/A
7601 5th Ave.
Richfield,  MN  55423

Van Thuy Tran                       none                              N/A
1430 Orkla Dr.
Golden Valley,  MN  55427

Howard Behling [Note  (a) ]
24512 Via Del Oro
Laguna Niguel, Ca  92677            none                              N/A

Wolodymyr Starosolsky [ Note (b) ]
50 Broadway,  Suite 806             449,965                           13.64%
New York,  NY 10004


Roger Bailey
18 Gap View Road
Short Hills,  NJ 07078               14,500                             .44%

Dr. Helen L. Laib
1430 Orkla Dr.                       none                             N/A
Golden Valley,  MN  55427

Steven Holtze
1430 Orkla Dr.
Golden Valley,  MN  55427            none                             N/A

Jack E. Dahl                        220,019                            6.67%
19801 Marilla St.
Chatsworth,  CA  91311

Directors and Executive Officers
as a Group                          684,484                           19.01%

     Note (a) - Howard Behling is the Chairman of HOMETREND. HOMETREND has 1,000 shares of Series H Preferred stock at June 30, 1999.

     Note (b) - 81,198 of these shares are in the name of Wolodymyr M. Starosolsky, Trustee, Defined Benefit Pension Plan of Wolodymyr M. Starosolsky, P.C.


                          ITEM 12. CERTAIN TRANSACTIONS
                          -----------------------------
     The Registrant has adopted a policy that any transactions with Directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Company's Board and based upon a determination that these transactions are on terms no less favorable to the Company than those which could be obtained by unaffiliated third parties. This policy could be terminated in the future. The Articles of Incorporation of the Company provides that no such transactions by the Registrant shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board or a committee thereof which approves such transaction or solely because their votes are counted for such purpose. In addition, interested Directors may be counted in determining the presence of a quorum at a meeting of the Board or a committee thereof which approves such a transaction.

     The  following  are  transactions   considered  by  the  Registrant  to  be
significant of disclosure pursuant to Regulation 228.404 of Regulation S-B:

Related party transactions -
----------------------------
     Included in the Reorganization Plan is a conversion of notes and deferred compensation to equity of officers and former officers of the Registrant. In this regard, all notes payable, accounts payable and deferred compensation amounts were treated equally in the conversion of debt to equity, except in the case of the "Bridge Group". Since the Bridge Group had security claim on assets of the Registrant, they received twice the conversion rate of other creditors. Wolodymyr Starosolsky, a Director and Jack E. Dahl, Acting Chief Financial Officer, were included in the Bridge Group.

     Mark Pinson, formerly a Vice President-Engineering and a Director, had developed certain software technology during periods when he was neither an employee nor consultant to the Registrant. The Registrant intends to purchase that software in exchange for $50,000 in cash and 187,500 shares of the Registrant's restricted common stock. This exchange of software for cash and stock is expected to be transacted in October 1999.

     S.A.H.C. - Roy Salisbury, a former Director of the Registrant, as President of S.A.H.C., the guarantor of assets of $2,000,000 as investment into the Registrant per Plan of Reorganization, did not provide such assets to effect the Plan when scheduled for completion. Several proposals were made in conjunction with S.A.H.C. fulfilling their obligation, however, each proposal included provisions that were not sanctioned in the Plan. S.A.H.C. did provide funding of $210,500 for the Registrant through their affiliate HOMETREND.

     Howard Behling, Acting President of the Registrant for the period May 2, 1997 through February 20, 1998 and the period June 9, 1998 through December 9, 1998 is also the Chairman of HOMETREND. As Principal Officer in both of these Companies, there could be a conflict of interest in his activities involving both the Registrant and HOMETREND. Mr. Behling was authorized a salary of $6,500 per month by the Directors during the period of his Presidency and has drawn funds from the Registrant of approximately this amount due him based on the approved salary amount. The majority of this money was drawn from the Registrants bank accounts soon after the first money was invested by HOMETREND into the Company. Therefore, Mr. Behling received cash compensation during a period when other parties working for the Company were having their payments deferred and other administrative costs of the Plan and other creditors were not being paid.

     Some of the creditors called the "Gant Group" in the Plan of Reorganization are to receive payment in cash and notes for the approximately $350,000 owed to them as a secured notes payable. The Plan called for an initial payment of $60,000 and quarterly payments thereafter over a four year period. The Registrant paid the $60,000 and the first payment that was due October 1, 1997. The Matthews Group has paid $182,345.87 to bring the Gant Note payments up to date and pledged to pay the final 8 quarterly payments on the note.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
                   ------------------------------------------
Exhibits

                                                                  Page No.
                                                                  --------
Reference is made to the Exhibit  Index  contained in this
Annual Report on Form 10-KSB                                          40

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on July 1, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

Reports of Form 8-K
-------------------
     The Company has filed the following Reports of Form 8-K during the year ended June 30, 1999 and subsequently through the date of this report:

                                      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VERITEC INC.


                             /s/ Larry Matthews_________________________________
                             Larry Matthews, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    SIGNATURES                         TITLE                            DATE
    ----------                         -----                            ----


/s/  Larry Matthews         Chairman of the Board of Directors         10/8/99
--------------------
Larry Matthews


/s/ Van Thuy Tran            Director                                  10/8/99
------------------
Ms. Van Thuy Tran


                             Director                                  10/8/99
----------------------
Howard L. Behling



/s/Wolodymyr M. Starosolsky  Director                                  10/9/99
-----------------------------
Wolodymyr M. Starosolsky



/s/  Roger W. Bailey         Director                                  10/8/99
----------------------
Roger W. Bailey


/s/  Helen L. Laib,  MD      Director                                  10/8/99
-------------------------
Dr. Helen L. Laib


/s/  Steve Holtze            Director                                  10/8/99
-------------------
Steven Holtze

                                  VERITEC INC.
                                  EXHIBIT INDEX
                                  June 30, 1994

Exhibits
--------
                                                                       Page No.
   Item No.               Description of Document                     (footnote)
   --------               -----------------------                      ---------
     1.  Notice of Entry of Judgment or order and Certificate              7
         of Mailing

     2.  Order authorizing debtor to incur secured debt                    7
         and for order reconverting  case to Chapter 11








     There were no 8-K filings during the fiscal years ended June 30, 1999, 1998, 1997.

                          NOTE TO USERS OF THIS FORM:
Physically attach this form as the last page of the proposed order or Judgement.
                 Do not file this form as a separate document.
_______________________________________________________________________________
| In re                                           | CHAPTER 7                  |
| VERITEC, INC.                                   |         -------            |
|                                                 | CASE NUMBER                |
|                                         Debtor  | SV 95-17978-AG             |
--------------------------------------------------------------------------------

                      NOTICE OF ENTRY OF JUDGMENT OR ORDER
                           AND CERTIFICATE OF MAILING

TO ALL PARTIES IN INTEREST ON THE ATTACHED SERVICE LIST:

1. You are hereby notified, pursuant to Local Bankruptcy Rule 9021-1(1)(a)(v), that a judgment or order entitled (specity):
     ORDER AUTHORIZING DEBTOR TO INCUR SECURED DEBT AND FOR ORDER RECONVERTING CASE TO CHAPTER 11

     was entered on (specify date):     SEP 01 1999

2. I hereby certify that I mailed a copy of this notice and a true copy of the order or judgment to the persons and entitles on the attached service list
     on (specify date):       SEP 01 1999

Dated:    SEP 01 1999                             JON D. CERETTO
                                                  Clerk of the Bankruptcy Court

                                                  By: (signature)
                                                     ------------------------
                                                       Deputy Clerk












______________________________________________________________________________
Rev 5/98 This form is optional. It has been approved for use by the F9021-1.1 United States Bankruptcy Court for the Central District of California

   ||                                              COPY                        |
  1||18160.11                               --------------------------------   |
   ||BYRON Z.MOLDO (State Bar No. 109652)   |          FILED               |   |
  2||JOON M. KHANG (State bar No. 188722)   | |--------------------------| |   |
   ||2029 Century Park East, Suite 3800     | |    AUG 31 1999           | |   |
  3||Los Angeles, CA 90067-3024             | |--------------------------| |   |
   ||Telephone: (310) 788-5000              | CLERK, U.S.BANKRUPTCY COURT  |   |
  4||Facsimile: (310) 788-5100              |CENTRAL DISTRICT OF CALIFORNIA|   |
   ||                                       | BY               COUNTY CLERK|   |
  5|| Attorney for Veritec, Inc., Debtor    |------------------------------|   |
   ||                                       --------------------------------   |
  6||                                       |         ENTERED              |   |
   ||                                       | |--------------------------| |   |
  7||                                       | |    SEP -1 1999           | |   |
   ||                                       | |--------------------------| |   |
  8||                                       |CLERK, U.S.BANKRUPTCY COURT   |   |
   ||                                       |CENTRAL DISTRICT OF CALIFORNIA|   |
  9||                                       |BY                COUNTY CLERK|   |
   ||                                       |------------------------------|   |
 10||                    UNITED STATES BANKRUPTCY COURT                        |
   ||                                                                          |
 11||                    CENTRAL DISTRICT OF CALIFORNIA                        |
   ||                                                                          |
 12|| In Re:                   )    CASE NO. SV95-17978-AG                     |
   ||                          )    CHAPTER 7                                  |
 13|| VERITEC, INC.,           )                                               |
   ||                          )    ORDER AUTHORIZING DEBTOR TO                |
 14||                          )    INCUR SECURED DEBT AND FOR                 |
   ||               Debtor.    )    ORDER RECONVERTING CASE TO                 |
 15||                          )    CHAPTER 11                                 |
   ||                          )                                               |
 16||                          )    Date:    September 1, 1999                 |
   ||                          )    Time:    9:00 a.m.                         |
 17||                          )    Ctrm:    "302"                             |
   ||                          )             21041 Burbank Blvd.               |
 18||__________________________)             Woodland Hills, CA 91367          |
   ||                                                                          |
 19||  A hearing was held on September 1, 1999 at 9:00 a.m., in courtroom "302"|
   ||                                                                          |
 20||of the United States Bankruptcy Court, located at 21041 Burbank Blvd.,    |
   ||                                                                          |
 21||Woodland Hills, CA 91367 on the debtor, Veritec, Inc.'s ("Debtor") Motion |
   ||                                                                          |
 22||For Order Authorizing Debtor To Incur Secured Debt And For Order          |
   ||                                                                          |
 23||Reconverting Case to Chapter 11 ("the Motion"). No opposition to the      |
   ||                                                                          |
 24||Motion was filed, however, a response (the "Response") to the Motion was  |
   ||                                                                          |
 25||filed by secured creditor, The Gant Group ("TGG"), and the Debtor filed   |
   ||                                                                          |
 26||its reply (the "Reply") in support of TGG's response.  Additionally, the  |
   ||                                                                          |
 26||Office of the United States Trustee filed its non-opposition to the       |
   ||                                                                          |
 27||Motion ("UST's Non-opposition"). Appearances were mad as set forth in the |
   ||                                                                          |
 28||Court's record.                   1                                       |
     ---------------------------------------------------------------
     ORDER AUTHORIZING SECURED DEBT AND ORDER RECONVERTING CASE TO CHAPTER 11

  1||     The Court having considered the Motion, the Response, the Reply and  |
   ||                                                                          |
  2|| the UST's Non-opposition, and oral argument presented by counself for the|
   ||                                                                          |
  3|| parties at the hearing,                                                  |
   ||                                                                          |
  4|| IT IS HEREBY ORDERED, ADJUDGED AND DECREED that the Motion is granted and|
   ||                                                                          |
  5|| that:                                                                    |
   ||                                                                          |
  6||  1.The Debtor is authorized to incur secured debt pursuant to 11 U.S.C.# |
   ||    364(c)(3);                                                            |
  7||  2.This case is reconverted to Chapter 11 pursuant to 11 U.S.C. #706(b)  |
   ||                                                                          |
  8||and the Debtor is authorized to continue operating its business under its |
   ||                                                                          |
  9|| confirmed Chapter 11 plan (the "Plan") as debtor in possession;          |
   ||                                                                          |
 10||  3.The Debtor shall make all delinquent payments owed to The Gant Group  |
   ||                                                                          |
 11||as a condition to the reconversion, which is the sum of $182,345.87 as of |
   ||                                                                          |
 12||September 1, 1999, and make future quarterly payments as they come due    |
   ||     pursuant to the Plan;                                                |
 13||  4.The Debtor is authorized to issue restricted common stock equivalent  |
   ||                                                                          |
 14||to the number of shares that would have been issued in exchange for       |
   ||                                                                          |
 15||$94,117 that was provided to the Debtor by Hometrend and/or Health        |
   ||                                                                          |
 16||Kinetics, and that said shares of restricted common stock are to be held  |
   ||                                                                          |
 17||by the Debtor until such time as the dispute between Hometrend and Health |
   ||                                                                          |
 18||Kinetics has been definitively resolved.Thereafter, the Debtor is         |
   ||                                                                          |
 19||authorized to issue said stock to the appropriate party or parties;       |
   ||                                                                          |
 20||  5.the Debtor is authorized to pay post confirmation creditors with      |
   ||                                                                          |
 21||restricted common stock of the Debtor at $.80 cents per share, as agreed  |
   ||                                                                          |
 22||to by said creditors, for amounts due as of April 30, 1999, in the        |
   ||                                                                          |
 23||approximate sum of $630,000;                                              |
   ||                                                                          |
 24||  6.The Debtor is authorized to pay David Seror, the chapter 7 trustee for|
   ||                                                                          |
 25||this case (the "Trustee") in full, his fees and costs for his             |
   ||                                                                          |
 26|| administration of the chapter 7 case, in the amount of $12,226.92;       |
   ||  7. The Trustee is authorized to return all remaining funds in his       |
 27||possession to Debtor.                                                     |
   ||                                                ARTHUR GREENWALD (STAMP)  |
 28||                                               -------------------------  |
   ||  DATED:   AUG 31 1999                         HONORABLE ARTHUR GREENWALD |
   ||                              2                U.S. BANKRUPTCY JUDGE      |
     ---------------------------------------------------------------
     ORDER AUTHORIZING SECURED DEBT AND ORDER RECONVERTING CASE TO CHAPTER 11
                                       43