Form 10QSB
period 1999-09-30
VERITEC INC
filed 1999-11-12
CIK 773318

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

-------------------------------------------------------------------------------
                                   FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
------    EXCHANGE ACT OF 1934  (No fee required)

          For the quarterly period ended        September 30, 1999
                                         ------------------------------
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

        For the transition period from               to
                                      --------------    -------------
Commission file number 0-15113
                       -------
                                  VERITEC INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          -----------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                       ----------------------------------
                      (IRS Employer Identification Number)

                    1430 ORKLA DRIVE, GOLDEN VALLEY, MN 55427
               --------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (612) 545-0224
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of October 31, 1999 the Company had 4,378,925 shares of common stock.


         This document consists of 16 pages, including 4 Exhibit pages..
                        The Exhibit index is on page 12.

PART 1:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements
                                  VERITEC INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                                 September 30,         June 30,
                                                      1999              1999
                                                 -------------        ---------
ASSETS:
Current Assets:
 Cash                                                 13,243            3,664
 Accounts receivable                                       -           23,000
 Inventory                                            26,279           11,463
                                                      ------           ------
   Total current assets                               39,522           41,127

Furniture and equipment (net)                          5,971            7,246
                                                       -----            -----
                                                      45,493           48,373
                                                      ======           ======
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liaibilities:
 Notes payable                                        45,000           45,000
 Notes payable- secured                              198,704          198,704
 Administrative costs - per chapter                   20,802           42,737
 Accounts payable & accrued liab.                     89,367          134,764
 Deferred compensation                               323,592          301,406
 Accrued interest                                     74,347           60,262
 Commissions payable                                   2,500            2,500
                                                       -----            -----
   Total current liabilities                         754,312          785,373

Secured notes payable-long term                       87,749           87,749
                                                      ------           ------
                                                     842,061          873,122
                                                     -------          -------
Prepayment on note receivable                         82,354             -
Prepayment on stock                                  195,117          240,198

Shareholders' equity (deficiency)
 Subscription receivable                          -1,284,750             -
 Preferred stock, par value $1.00, authorized
  10,000,000 shares, 276,000 shares of Series H
  Peferred authorized, issued and outstanding      1,322,632            7,273
 Common stock, par value $.01, authorized 20,000,000
   shares, issued and outstanding 3,598,791           35,988           35,988
 Additional paid in capital                        9,644,401        9,644,401
 Accumulated deficit                             -10,792,310      -10,752,609
                                                 -----------      -----------
  Net shareholders' equity                        -1,074,039       -1,064,947
                                                  ----------       ----------
                                                      45,493           48,373
                                                      ======           ======

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                  For the three months ended
                                                           September 30,

                                                   1999                   1998
                                                   ----                   ----
Revenues                                         45,852                 42,401
Cost of sales                                     3,583                 18,485
                                                  -----                 ------
          Gross profit                           42,269                 23,916

Commissions                                      13,785                  5,000
                                                 ------                  -----
           Gross profit after commissions        28,484                 18,916
                                                 ------                 ------

Expenses:
     General and administrative                  50,975                 89,791
     Sales and marketing                          3,792                 13,434
     Engineering, research and development       42,797                 49,456
                                                 ------                 ------
                                                 97,564                152,681
                                                 ------                -------
          Gain (loss) from operations           -69,080               -133,765

Interest income - (Note)                         43,465                   -
Interest expense                                -14,085                 -5,982
                                                -------                 ------
          Net interest income (expense)          29,380                 -5,982

          Net loss                               39,700               -139,747
                                                 ======               ========

Net loss per common share                         -0.01                  -0.04
                                                  =====                  =====
Weighted average common shares outstanding    3,598,791              3,308,791
                                              =========              =========



Note -   Imputed interest on a related party transaction












               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                        For the three months ended September 30,

                                                          1999           1998
                                                          ----           ----
Cash flow from operating activities:
Net loss                                               -39,700       -139,747
Adjustments to reconcile net loss to net cash
      from operating activities:
Depreciation and amortization                            1,275          1,587
(Increase) decrease in assets:
     Inventory                                         -11,816          9,615
     Accounts receivable                                23,000            -
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses             -67,333        -31,040
     Deferred compensation                              22,186         61,620
     Deferred revenue                                    -             -8,500
     Accrued interest                                   14,085            -
                                                        ------       --------

         Net cash used by operating activities         -58,303       -106,465
                                                       -------       --------
Cash flow from investing activities:
     Purchase of equipment                               -                -
         Net cash used for investing activities          -                -
                                                       -------        -------
Cash flow from financing activities:
     Subscriptions receivable                       -1,284,750            -
     Issuance of notes payable                           -             20,000
     Issuance of preferred stock from advances           -            218,182
     Prepayment on notes receivable                     82,354            -
     Prepayment on stock                               -45,081       -135,377
     Issuance of Series H preferred stock            1,315,359            -
                                                     ---------       --------
         Net cash provided by financing activities      67,882        102,805
                                                        ------        -------
         Increase (decrease) in cash position            9,579         -3,660

Cash at beginning of period                              3,664          4,216
                                                         -----          -----
Cash at end of period                                   13,243            556
                                                        ======            ===












               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1999
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Operations
---------------------------
     Veritec Inc. (the Company) was incorporated in Nevada on September 7, 1982, The Company is primarily engaged in development, marketing and sale of a line of microprocessors-based encoding and decoding system products that utilize its patented VERICODE(R) Symbol technology. The Company's VeriSystem(TM) enables a manufacturer or distributor to use unique identifiers or coded symbols containing binary encoded data with a product. The VeriSystem enables automatic identification and collection of a greater amount of data than conventional bar codes. In addition to the Vericode symbol technology and VeriSystem, Veritec also designs and integrates identification systems that utilize other two-dimensional and single dimension symbols. Veritec's experience both in marking and image processing has provided the knowledge and expertise necessary for the successful implementation of simple to complex automatic identification projects and installations.

Chapter 11 Bankruptcy
---------------------
     At September 30, 1999 Veritec Inc. was a debtor in a Chapter 11 bankruptcy case. See Subsequent Events for information on the Registrants emergence from bankruptcy with a Final Decree signed by the Court on October 21, 1999.

 On October 16, 1995, Thomas R. O'Malley, The Amy Howard Trust, and the Kandy Limited Partnership commenced a bankruptcy case by filing an involuntary Chapter 7 petition. That Chapter 7 petition was subsequently converted to a Chapter 11 petition under the United States Bankruptcy Code ("Code") , 11 U. S. C. section 101 et seq. The Registrants Reorganization Plan was approved as indicated in the "FINDINGS OF FACT; CONCLUSIONS OF LAW AND ORDER CONFIRMING THE DEBTOR'S SECOND REVISED THIRD AMENDED CHAPTER 11 PLAN OF REORGANIZATION", included as an Exhibit in the Company's 10-KSB for the period June 30, 1997 and included by reference in this report.

     The Reorganization Plan was confirmed on April 23, 1997 with the Bankruptcy Judge signing the order on May 2, 1997. The Plan was expected to be effective by August 6, 1997. Due to a variety of difficulties in arranging the asset investment of $2,000,000, and financing ongoing operations of the Company, the Plan was not been fully affected at September 30, 1999.

     See Note 4 - Management Discussion , for comments on the Bankruptcy and the financing being provided by the Matthews Group after the failure by HOMETREND and its Affiliated Companies in being able to effect the Plan of Reorganization in a timely manner.

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

Items of Reorganization Plan Accomplished
-----------------------------------------
     All of the provisions of the Plan of Reorganization were completed by September 30, 1999 and the Registrant had filed a motion with the Bankruptcy Court for a Final Decree. A copy of the Court Order on the final Decree was attached as an Exhibit to the Registrant's 10-KSB filed at June 30, 1999 and is made a part of this filing by reference.

Basis of Presentation
---------------------
     The unaudited financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1999. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the company. Operating results for interim periods are not necessarily indicative of the results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Per Share Computations
----------------------
     Loss per share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

NOTE 2 - PROPERTY AND EQUIPMENT

   Property and equipment on September 30, 1999 is comprised of the following:

        Equipment                                                $    52,321
        Furniture and fixtures                                        50,157
                                                                    --------
                                                                     102,478
        Less accumulated depreciation and amortization                96,507
                                                                    --------
                                                                     $ 5,971
                                                                    ========
NOTE  3 - COMMITMENTS AND CONTINGENCIES

Contingencies
-------------
     All major contingencies of the Company were included in the Confirmed Plan or as a part of motions granted for debt to equity exchanges in the Company's motion for a Final Decree. The Company is not aware of any contingencies other than those discussed as Possible Unasserted Claims in PART II, ITEM I of this report.

Pending Litigation
------------------
     As stated in Note 1, the Company is currently in Chapter 11 Bankruptcy, therefore, all pending litigation or threats of litigation up to the date of Confirmation of the Plan were addressed in conjunction with regular bankruptcy proceedings. There is no litigation filed against the Registrant at the time of this filing.


Notes payable to a group of secured creditors - "The Gant Group"
----------------------------------------------------------------
     Included in the Plan of Reorganization was a secured note payable to "The Gant Group" in the amount of $364,513. A payment of $60,000 was paid per note Agreement on the scheduled effective date of the Plan and the balance was to be paid in quarterly payments of $23,325.38 per quarter over a 4-year period. The Gant Group was granted a lien on the patents of the company and ten percent interest on the note. The first quarterly payment was made and then due to lack of funds, additional payments became delinquent. This problem with the Gant Group resulted in the Registrant being placed back into Chapter 7 bankruptcy. The Matthews Group paid $182,345.87 on September 1, 1999 to bring the note with the Gant Group current and has pledged to pay the quarterly payments to the Gant Group as they become due. The Registrant owes the Matthews Group for the amounts paid to the Gant Group and will owe additional amounts to the Matthews Group as they continue to pay on the quarterly payments. The amounts owed to the Matthews Group are accruing interest at 10%, the same as the interest being paid to the Gant Group.

     As stated in Note 2, the Company was in Chapter 11 Bankruptcy at September 1, 1999. The Plan of Reorganization was to be Effective on August 8, 1997. Due to the inability of HOMETREND and its Affiliates to provide the assets guaranteed in the Plan, the company was put in a difficult financial position. Administrative, Engineering and Sales personnel were hired by the Company in anticipation of the funding being in place. Operating activities were increased to position the Company for increased sales. Due to this lack of funding, the engineering and sales personnel left employment in the Company and the Company had little operating activity for over a year.

     In September and October 1999, the Registrant filed all 10-KSB and 10-QSB reports that were due with the SEC and became current in all filings. The Registrant also filed all Federal and State Income Tax returns through June 30, 1999.


NOTE 4 - GOING CONCERN AND MANAGEMENTS PLANS

     At September 30, 1999, the Matthews Group had committed to invest the $2,000,000 in assets required in the Plan of Reorganization, pay the amounts due the Gant Group on their secured note, and finance the operations of the Company. As proposed in the Plan, the Matthews Group received 275,000 shares of Series H convertible preferred stock in exchange for a promissory note in the amount of $2,000,000. This promissory note is a non-interest bearing note and calls for monthly payments to the Company of $18,518.52 over a 9 year period. The Matthews Group has been funding the Company operations for more than the amount required by the note and at September 30, 1999 had funded an additional $82,354 to support company operations.

     The present value of the Promissory Note, using a ten percent imputed interest factor, at the time of issuance was as follows:

   Future Dollar Amount      Less Imputed Interest      Present Value
   --------------------      ---------------------      -------------
       $2,000,000                  $684,641               $1,315,359

     There was approximately $750,000 in post confirmation debt and invested amounts at September 30, 1999. In the Company's motion with the Court on September 1, 1999, the Court granted the Company's request to allow the exchange of debt for the Company's restricted common stock at 80 cents a share. The majority of creditors have agreed to this exchange of debt for equity. After this stock transaction, it will leave the Company with little debt, except for the amounts due the Matthews Group and Gant Group on the secured note payable.

     With the infusion of funds from the Matthew's Group, Management is confident that it can move the Company forward with an aggressive sales and marketing program. There is no assurance that such activity will result in future profits to the company as the Company is still emerging from a very difficult period of operational inactivity.

NOTE 5 - SUBSEQUENT EVENTS

     As stated in Note 1, the Registrant was granted a Final Decree on October 21, 1999. A copy of the Court order is attached as Exhibit 1 to this report. Also, the Registrant was granted the right to exchange Post Confirmation debt for restricted common stock at eighty cents (80) per share. At October 31, 1999. $623,305 of debt was exchanged for 779,134 shares of restricted common stock. 117,647 shares of restricted common stock has been reserved for payment of $94,117 due either HOMETREND or Health Kinetics upon the determination as to which party is owed the stock. It is expected that approximately 100,000 additional shares will be issued in payment of other debt amounts.

     On October 12, 1999, the Registrant purchased certain software from Mark Pinson. This software was developed by Mr. Pinson during periods he was not either an employee of nor a contractor/consultant of the Registrant and includes a source code, documentation, manuals and other written material, which relate to the code. A copy of the Assignment and Agreement are attached as Exhibit 2 to this report. Mr. Pinson received a cash payment of $50,000 and 187,500 shares of restricted common stock in exchange for this software.


PART I.  FINANCIAL INFORMATION
ITEM 2.  Management' Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources -September 30, 1999,  compared to June 30, 1999.
-------------------------------
     During the quarter ended September 30, 1999, the Company received cash from revenues totaling $45,852, collection of accounts receivable of $23,000, $55,555.56 as payment on the note receivable and $10,895.52 as an advance on notes payable from the Matthews Group. Cash on hand at September 30, 1999 was $13,243.

         Debt owed by the Company at September 30, 1999 was as follows:

   Debt category                    Sept. 30, 1999 June 30, 1999  Incr./(Decr.)
                                   --------------- -------------  -------------
Notes payable                          $   45,000  $     45,000    $         -
Notes payable, secured                    286,453       286,453              -
Administrative costs per Plan              20,802        42,737        (21,935)
Accounts  payable  and accrued expenses    89,367       134,764        (45,397)
Accrued interest                           74,347        60,262         14,085
Commissions payable                         2,500         2,500              -
Deferred compensation                     323,592       301,406         22,186
                                        =========      ========      =========
                                      $   842,061    $  873,122  $     (31,061)
                                        =========      ========      =========

     During the quarter ending September 30, 1999 the Company's liquidity improved due to a reduction in administrative costs and accounts payable. Company's liquidity (working capital) is reflected in the table below, which shows comparative working capital as of September 30, 1999 and June 30, 1999.

                                    Sept. 30, 1999             June 30, 1999
                                    --------------             -------------
Working capital (deficit)           $    (714,790)            $    (744,246)

     The Company does not expect revenues from operations to be adequate to meet all costs and expenses of the Company for several months. The Company first must stabilize its operations and then move aggressively in sales and marketing of its products and services. The Company is developing a web site, contacting prospective customers, and continuing to service current customers in order to increase revenues. The Company had revenues of $82,997 in the month of October 1999 from sales to a foreign customer. International sales are expected to continue with this and other current customers. There is no assurance that future sales to these or other customers will occur or that the Company will be able to obtain adequate revenues to meet costs and expenses of operations.

Financial and Operational Outlook
---------------------------------
     Although there is no assurance that the Company will generate any material revenues or cash flows from operations in the next fiscal year, management believes the Company has prospects for generating such revenues. Several developments occurred during the year, which the Company believes have increased that potential. The royalty from Mitsubishi for sales in Korea and other countries is expected to bring a gradually increasing stream of revenues, however, the amounts are expected to be less than $20,000 per quarter during the next few quarters of agreement. Sales to companies in Korea have provided revenues in the nine months ended September 30, 1999 and there is a good possibility of additional sales to these companies.

     Results of Operations - The quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

     The Company had revenues of $45,852 during the quarter ended September 30, 1999, as compared to $42,401 during the quarter ended September 30, 1998. The revenues in the 1999 period were from the sale of products, engineering services and a royalty payment of $10,067 from Mitsubishi Corporation. The revenues for the 1998 period was primarily from the sale of products. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate revenues.

     Operating expenses decreased in the September 1999 quarter as compared to the September 1998 quarter due to a reduction in operating activity associated with the lack of funding.

                                   For the nine months ended
     Expense category            Sept. 30, 1999  Sept. 30, 1998   Incr./(Decr.)
                                 --------------  --------------   -------------

General and administrative          $    50,975     $    89,791   $   (38,816)
Sales and marketing                       3,792          13,434        (9,642)
Engineering, research and development    42,797          49,456        (6,659)
                                    ------------     -----------   -----------
                                     $   97,564     $   152,681   $   (55,117)
                                    ============     ===========   ===========

     The decrease in General and Administrative expenses was due to a decrease in administrative payroll and a payment of $20,000 to the Company's bankruptcy attorney recorded in the September 1998 quarter. Other costs and expenses remained about the same as those in the prior year first quarter.

     The decrease in Sales and Marketing expense was due to the resignation of all sales personnel due to the Company having insufficient funds to pay salaries.

     The decrease in Engineering and research was due to a decrease in operating and R & D supplies and expenses.

Capital Expenditures and Commitments
------------------------------------
     There were no Capital expenditures during the quarter ended September 30, 1999. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations.

Factors that may effect future results
--------------------------------------
     The note receivable requires payment of $18,518.52 per month. This amount is adequate to take care of the cost of engineering services, rent and supplies. The Matthews Group has supplied finances in addition to the required monthly amount on the note and has financed operations necessary to promote sales and provide inventory for sales. In order for the Company to have an aggressive sales and marketing program, it will require funds in excess of the monthly amount of $18,518.52 until such time as the Company's profit from revenues and the $18,518.52 is adequate to cover costs and expenses of the Company. The Matthews Group has been willing to provide funding necessary to move the Company forward in engineering, sales and marketing activities. Larry Matthews, Chairman, and Ms. Van Tran, President, are principles in the Matthews Group and are an integral part of managing the operations of the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Possible unasserted claims
--------------------------
     During its bankruptcy the Registrant sought an investment group to assist it in funding the $2,000,000 called for under the Plan of Reorganization approved by the Bankruptcy Court on May 2, 1997. In the intervening years the various investment groups have attempted to help the company fund this required investment. Until the Matthews Group provided the financing, no other group had been successful in assisting the Registrant in funding this commitment. Partial fundings received from these investment groups have been settled through stock issuances by the Company or are recorded as stock advances that the Registrant intends to settle through the issuance of stock. It is possible that these investment groups will assert claims against the Registrant regarding: the levels of their funding; the Registrant's termination of their funding commitments; or for expenses incurred while they were assisting the Registrant. Management feels it has appropriately reflected the activity with these investment groups in the accompanying financial statements. Due to uncertainties, however, it is at least reasonable possible that claims will be asserted. The ultimate outcome of these claims, if asserted, cannot presently be determined.

SEC reporting obligations
-------------------------
     The Company is subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the "1934 Act"), which, among other things, requires the filing of annual and quarterly reports and proxy materials with the Securities and Exchange Commission ("the SEC"). To the Company's knowledge, there is no current inquiry or investigation pending or threatened by the SEC in regards to reports filed by the Company. However, there can be no assurance that the Company will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, the Company may be subject to penalties, including among other things, suspension of trading in the Company's securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1994 Act, injunctive relief to prevent future violations and/or criminal prosecution.

ITEM 2.  CHANGES IN SECURITIES.

     None during the quarter ended September 30, 1999. In October 1999 there were 779,134 shares of restricted common stock issued in satisfaction of Post Confirmation debt.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.


     There were no matters submitted to a vote of Security-Holders during the three months ended September 30, 1999.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   2.       Exhibits:

   Item No.        Description of Document                Page No. (footnote)
   --------        -----------------------                -------------------
     1.            Order on Final Decree                  Page 8,  Note 5

     2.            Assignment and Assignment Agreement    Page 8,  Note 5
                   (Mark Pinson Agreement)


   (b)      Reports on Form 8-K:   None


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               VERITEC INC.
                                               ------------
                                               (Registrant)
Date:  October 8, 1999
      ----------------
                                  By: /s/ Jack E. Dahl
                                     ____________________________________
                                     Jack E. Dahl
                                     Chief Financial Officer and Chief
                                     Accounting Officer