Form 10QSB
period 1999-12-31
VERITEC INC
filed 2000-02-10
CIK 773318

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

-------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934  (No fee required)

     For the quarterly period ended December 31, 1999  -------------------------

______ TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from               to
                                             -----------      ------------
Commission file number 0-15113
                       -------
                                  VERITEC INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                     -------------------------------------
                      (IRS Employer Identification Number)

                    1430 ORKLA DRIVE, GOLDEN VALLEY, MN 55427
               --------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (612) 545-0224
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 10, 2000 the Company had 6,495,572 shares of common stock.

                       This document consists of 11 pages,
                         The Exhibit index is on page 10

PART 1.  FINANCIAL INFORMATION
ITEM 1. Financial Statements
                                  VERITEC INC.
                                  BALANCE SHEET

                                                                  December 31         June 30
                                                                     1999                1999
ASSETS                                                            (Unaudited)        (Audited)
                                                                ----------------  ------------
Current Assets:
 Cash                                                                   48,474          3,664
 Accounts receivable                                                    85,133         23,000
 Inventories                                                            21,892         14,463
                                                                        ------         ------
     Total current assets                                              155,499         41,127

Intangible asset                                                       193,333            -
Furniture and equipment, net                                             4,696          7,246
                                                                         -----          -----
                                                                       353,528         48,373
LIABILITIES AND SHAREHOLDERS'                                          =======         ======
     EQUITY (DEFICIENCY):
Current Liabilities:
 Notes payable on purchase order financing                             100,000           -
 Notes payable                                                          50,000         45,000
 Notes payable, secured by lien on assets, short term portion          219,835        198,704
 Accounts payable and accrued expenses                                  86,440        134,764
 Administrative costs per Plan of Reorganiz.                             3,802         42,737
 Accrued interest                                                       80,231         60,262
 Deferred compensation                                                  22,120        301,406
 Commissions payable                                                    24,368          2,500
     Total current liabilities                                         586,796        785,373

Commitments, contingencies and subsequent
       events                                                               -             -
Long term notes secured by lien on patent                               66,618         87,749
                                                                        ------         ------
     Total liabilities                                                 653,414        873,122
                                                                       -------        -------
Prepayment on stock                                                                   240,198
                                                                                      -------
Prepayment on subscriptions receivable                                  67,798            -
                                                                        ------
Shareholders' equity (deficiency)
 Subscriptions receivable                                           -1,261,117            -
 Preferred stock, par value $1.00, authorized 10,000,000
    shares, 276,000 shares of Series H Preferred
    authorized, 76,000 shares issued and outstanding                   360,718          7,273
 Common stock,     par value $.01, authorized 20,000,000
    shares, issued and outstanding, 6,495,572 at
    December  1999, 1998 and 1997 respectively, and                     64,955         35,988
 Additional paid in capital                                         11,294,770      9,644,401
 Accumulated deficit                                               -10,827,010    -10,752,609
                                                                   -----------    -----------
   Net shareholders' equity (deficiency)                              -367,684     -1,064,947
                                                                      --------     ----------
                                                                       353,528         48,373
                                                                       =======         ======

               See Accompanying Notes to the financial Statements

                                   VERITEC INC
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                    For the three months ended     For the six months ended
                                           December 31,                     December 31,
                                       1999             1998           1999            1998
                                       ----             ----           ----            ----
Revenues                            186,800            8,879        232,652          51,280
Cost of Sales                       -63,347           -1,727        -66,930         -20,212
                                    -------           ------        -------         -------
     Gross Profit                   123,453            7,152        165,722          31,608

Commissions                         -42,357             -           -56,142          -5,000
                                    -------            -----        -------          ------

    Gross profit after commissions   81,096            7,152        109,580          26,068
                                     ------            -----        -------          ------
Expenses:
   General and administrative        57,533           40,389        108,508         130,180
   Sales and marketing               29,616           14,130         33,408          27,564
   Engineering, research and
       development                   48,991           38,862         91,788          88,318
                                     ------           ------         ------          ------
     Total expenses                 136,140           93,381        233,704         246,062
                                    -------           ------        -------         -------
     Gain or (Loss) from operations -55,044          -86,229       -124,124        -219,994
                                    -------          -------       --------        --------
Interest income                      31,922            -             75,387           -
Interest expenses                   -11,578          -10,548        -25,663         -16,530
                                    -------          -------        -------         -------
     Net interest income (expense)   20,344          -10,548         49,724         -16,530
                                     ------          -------         ------         -------
Net Gain or (Loss)                  -34,700          -96,777        -74,400        -236,524
                                    =======          =======        =======        ========
Net gain (loss) per common share      -0.01            -0.03          -0.02           -0.07
                                      =====            =====          =====           =====
Weighted average common shares
   outstanding                    5,115,393        3,508,791      4,357,091       3,358,791
                                  =========        =========      =========       =========















              See Accompanying Notes to the Financial Statements

                                  VERITEC, INC
                                 STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)
                                         For the six months ended December 31,
                                                    1999                   1998
                                                    ----                   ----
Cash flow from operating activities:

Net loss                                         -74,400               -236,524
                                                 -------               --------
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization                      9,216                  3,174
(Increase) decrease in assets:
   Accounts receivable                           -62,133                     -
   Inventory                                      -7,429                  8,782
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses         -87,259                   -813
   Accrued interest                               19,969                     -
   Deferred compensation                        -279,286                119,820
   Commissions payable                            21,868                     -
   Deferred revenue                                  -                   -8,500
                                                --------                 ------
     Total adjustments                          -385,054                122,463
                                                --------                -------
     Net cash used by operating activities      -459,454               -114,061
                                                --------               --------
Cash flow from investing activities:

   Purchase of intangible assets (Software)     -200,000                    -
                                                --------                -------

     Net cash used for investing activities     -200,000                    -
                                                --------                -------

Cash flow from financing activities:
   Issuance of common stock for debt             717,422                    -
   Issuance of notes payable                     105,000                 23,665
   Issuance of preferred stock from advances    -240,198                218,182
   Prepayment on subscriptions receivable         67,798                    -
   Payments on subscriptions receivable           54,242                    -
   Advances for stock purchases                      -                 -131,877
                                                 -------               --------
     Net cash provided by financing activities   704,264                109,970
                                                 -------                -------
     Increase (decrease) in cash position         44,810                 -4,091
Cash at beginning of period                        3,664                  4,216
                                                   -----                  -----
Cash at end of period                             48,474                    125
                                                  ======                    ===
Supplemental disclosure of cash flow information:
   Cash paid during the period for:

      Interest                                        -                  12,500
      Income taxes                                 6,781                    -

               See Accompanying Notes to the Financial Statements

                                  VERITEC INC.
                    STATEMENTS OF SHAREHOLDERS' DEFICIENCY
  FISCAL YEARS ENDED JUNE 30, 1999,1998 AND SIX MONTHS ENDED DECEMBER 31, 1999


                                                                                          Additional
                                            Preferred Stock   Common Stock    Subscript.  Paid   in    Accumulated    Shareholders
                                            Shares   Amount  Shares   Amount  Receivable   Capital         Deficit     Deficiency
                                           -------  -------  ------   ------  ----------   -----------  ------------  -------------
Balance at June 30, 1997                       -       -    3,298,770 32,988               9,411,440     -9,839,842       -395,414

Exercise of 10,020 warrants at $2.50                           10,021    100                  24,952                        25,052
Loss from operations                                                                                       -461,545       -461,545
                                                            -----------------              -----------     --------       --------
Balance at June 30, 1998                                    3,308,791 33,088               9,436,392    -10,301,387       -831,907

Issuance of Series H Preferred for cash    30,000   218,182                                                                218,182
Conversion of Series H preferred to common-29,000  -210,909   290,000  2,900                 208,009
                                          -------  --------   -------                        -------
Loss from operations                                                                                        -451,222      -451,222
                                                                                                            --------      --------
Balance at June 30, 1999                    1,000     7,273 3,598,791 35,988                9,644,401     -10,752,609   -1,064,947

Post confirmation debt to equity                              779,134  7,791                  615,514                      623,305
                                                              -------  -----                  -------
Issuance of Series H Preferred for assets 275,000 1,315,359                                                              1,315,359
                                          ------- ---------
Subscriptions receivable                                                        -1,276,938                              -1,276,938
Loss from operations - 4 months to 10/31/99                                     ----------                    -21,866      -21,866
                                                                                                              -------      -------
Balance at October 31, 1999               276,000 1,322,632 4,377,925 43,779    -1,276,938 10,259,915     -10,774,476     -425,088

Conversionof Series H preferred tocommon -200,000  -961,914 2,000,000 20,000                  941,914
                                         --------  -------- --------- ------                  -------
Payment on subscriptions receivable                                                  7,878                                   7,878
                                                                                     -----                    -36,457      -36,457
                                                                                                              -------      -------
Balance at November 30, 1999               76,000   360,718 6,377,925 63,779    -1,269,060 11,201,829     -10,810,933     -453,667
                                           ------   -------
Issuance of stock for cash (Prepayment)                       117,647  1,176                   92,941                       94,117
                                                              -------  -----                   ------
Payment on Subscriptions Receivable                                                  7,943                                   7,943
                                                                                     -----
Loss from operations                                                                                          -16,077      -16,077
                                                                                                              -------      -------
Balance December 31, 1999                  76,000   360,718 6,495,572 64,955    -1,261,117 11,294,770     -10,827,010     -367,684

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 1999
                                   (unaudited)

Basis of Presentation
---------------------
     The unaudited financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1999. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only), which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.


PART I.  FINANCIAL INFORMATION
ITEM 2.  Management's Discussion and Analysis

Notes payable to a group of secured creditors - "The Gant Group"
----------------------------------------------------------------
     Included in the Plan of Reorganization was a secured note payable to "The Gant Group" in the amount of $364,513. A payment of $60,000 was paid per note Agreement on the scheduled effective date of the Plan and the balance was to be paid in quarterly payments of $23,325.38 per quarter over a 4-year period. The Gant Group was granted a lien on the patents of the company and ten percent interest on the note. The first quarterly payment was made and then due to lack of funds, additional payments became delinquent. This problem with the Gant Group resulted in the Registrant being placed back into Chapter 7 bankruptcy. The Matthews Group paid $182,345.87 on September 1, 1999 to bring the note with the Gant Group current and has pledged to pay the quarterly payments to the Gant Group as they become due. The Matthews Group paid the quarterly payment that was due on October 1, 1999 as scheduled. The Registrant owes the Matthews Group for the amounts paid to the Gant Group and will owe additional amounts to the Matthews Group as they continue to pay on the quarterly payments. The amounts owed to the Matthews Group are accruing interest at 10%, the same as the interest being paid to the Gant Group.

     At a meeting of the Board of Directors of the Registrant on June 14, 1999, a date on which the Registrant was in Chapter 7 bankruptcy, the Board of Directors approved a motion by the Matthews Group as follows:

     " Due to the Matthews Group efforts and risk in salvaging Veritec, it desires a resolution from the Board that: Should the Matthews Group acquire Gant's interest, the Matthews Group will be able to elect, in its sole discretion, to have the Gant note repaid in cash or to have the obligation converted to Veritec stock at 10 cents per share."

     The Company was not granted a Final Decree until October 21, 1999. The Plan of Reorganization was to be Effective on August 8, 1997. Due to the inability of HOMETREND and its Affiliates to provide the assets guaranteed in the Plan, the company was put in a difficult financial position. Administrative, Engineering and Sales personnel were hired by the Company in anticipation of the funding being in place. Operating activities were increased to position the Company for increased sales. Due to this lack of funding, the engineering and sales personnel left employment in the Company and the Company had little operating activity for over a year.

Subsequent Events
-----------------
     The Matthews Group made the January 1, 2000 payment of $23,325.38 due the Gant Group.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - December 31, 1999, compared to June 30, 1999.
-------------------------------
     During the six months ended December 31, 1999, the Company received cash from revenues totaling $232,652, collection of accounts receivable of $23,000, $111,000 as payment on the note (Subscriptions) receivable and $8,839.90 as an advance on notes receivable from the Matthews Group. Cash on hand at December 31, 1999 was $48,474.

     Debt owed by the Company at December 31, 1999 was as follows:

           Debt category           Dec. 31, 1999           June 30, 1999         Incr./(Decr.)
                               -----------------      -------------------     -------------------
Notes payable                        $   150,000            $     45,000           $    105,000
Notes payable, secured                   286,453                 286,453                       -
Administrative costs per Plan              3,802                  42,737                (38,935)
Accounts  payable  and accrued expenses   86,440                 134,764                (48,324)
Accrued interest                          80,231                  60,262                  19,969
Commissions payable                       24,368                   2,500                  21,868
Deferred compensation                     22,120                 301,406                (279,286
                               -----------------     -------------------     -------------------
                                     $   653,414              $  873,122         $     (219,708)
                               =================     ===================     ===================

     During the quarter ending December 31, 1999 the Company's liquidity improved due the transfer of $717,422 debt to equity. The Company's liquidity (working capital) is reflected in the table below, which shows comparative working capital as of December 31, 1999 and June 30, 1999.

                                        Dec. 31, 1999            June 30, 1999
                                       --------------            -------------
Working capital (deficit)               $    (431,297)           $    (744,246)

     The Company does not expect revenues from operations to be adequate to meet all costs and expenses of the Company for several months. The Company first must stabilize its operations and then move aggressively in sales and marketing of its products and services. The Company is developing a web site, contacting prospective customers, and continuing to service current customers in order to increase revenues. As shown in the Financial and Operational Outlook below, the Company has had continuing business with an International company. There is no assurance that future sales to these or other customers will occur or that the Company will be able to obtain adequate revenues to meet costs and expenses of operations.

Financial and Operational Outlook
---------------------------------
     The Company received a purchase order of $880,000 from an International company in December 1999 for product delivery in December 1999 through March of 2000. The royalty from Mitsubishi for sales in Korea and other countries is expected to bring a gradually increasing stream of revenues, however, the amounts are expected to be less than $30,000 per quarter during the next few quarters. Sales to companies in Korea have provided the majority of revenues in the quarter and six months ended December 31, 1999 and there is a possibility of additional sales to these companies.

Results  of  Operations  -  The quarter  and six months ended  December 31, 1999
-----------------------
compared to the quarter and six months ended December 31, 1998.

     The Company had revenues of $186,800 during the quarter and $232,652 during the six months ended December 31, 1999, respectively, as compared to $8,879 during the quarter and $51,280 during the six month period ended December 31, 1998. The revenues for all periods were primarily from the sale of products. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate adequate revenues to make the Company profitable.

     Operating expenses for six months ended December 31, 1999 decreased over the relative six month period ended December 31, 1998 as shown in the following table.

                                               For the nine months ended
     Expense category                Dec. 31, 1999   Dec. 31, 1998 Incr./(Decr.)
                                    --------------  -------------- -------------

 General and administrative            $   108,508   $     130,180  $   (21,672)
 Sales and marketing                        33,408          27,564        5,844
 Engineering, research and development      91,788          88,318        3,470
                                       ===========   =============  ============
                                       $   233,704   $     246,062  $   (12,358)
                                       ===========   =============  ============
     The decrease in General and Administrative expenses was due a payment of $20,000 to the Company's bankruptcy attorney recorded in the December 1998 quarter. Other costs and expenses remained about the same as those in the prior year.

     The increase in Sales and Marketing expense was due to the and increase in the allocation of personnel costs to this account. The Company is in the process of hiring additional sales personnel.

     The increase in Engineering and research was the due hiring of an additional Application Engineer in November 1999.


Capital Expenditures and Commitments
------------------------------------
     There were no Capital expenditures during the six months ended December 31, 1999. Other than for nominal computer and office equipment needed to expand its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

     Since there has been a number of actions affecting both the common stock and preferred stock during the quarter and six months ended December 31, 1999, a schedule "STATEMENTS OF SHAREHOLDERS' DEFICIENCY" has been included in the financial section of this report.

     During the quarter ended December 31, 1999 there were 896,781 shares of restricted common stock issued in satisfaction of Post Confirmation debt. The Court approved this transfer of debt to equity with the Registrant's petition for a Final Decree.

     The Matthews Group received 275,000 shares of Preferred Series H stock in payment for their promissory note of $2,000,000, per Plan of Reorganization. The Matthews Group converted 200,000 shares of Preferred Series H Stock to 2,000,000 shares of restricted common stock under the provision in the Plan of Reorganization, allowing for one share of Preferred Series H stock exchangeable for 10 shares of common stock

     Since the note receivable from the Matthews Group does not include an interest factor, it has been recorded as Subscription Receivable in the Equity section of the Balance Sheet. Of the monthly payment of $18,518.52, a computed interest on the note is recorded as interest income and the balance recorded as a reduction to the Subscription Receivable account.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The Company held its 1999 Annual Meeting of Shareholders on December 20, 1999. All director nominees were elected by the shareholders at this Annual Meeting. In addition, the shareholders favorably approved engaging the services of Callahan, Johnston & Associates, LLC as the Company's auditors for the fiscal year ending June 30, 2000.

     The matters voted on at this Annual Meeting and the shares cast for each proposal is shown in the following table.

                                    Shares cast           For          Against          Abstained
Election of Director Nominees:
   Larry Matthews                   2,719,620        1,857,105*        105,035          12,112
   Ms. Van Thuy Tran                2,719,620        1,857,105         105,035          12,112
   Dean Westberg                    2,719,620        1,857,105         105,035          12,112

Votes for nominees proposed
At the meeting by Mr. Starosolsky:
   Wolodymyr Starosolsky            2,719,620        745,368                0              0
   Charles Hansel                   2,719,620        745,368                0              0
   James Mollitor                   2,719,620        745,368                0              0

Votes for nominees proposed
At the meeting by Robert Anselmo:
   Carl Anselmo                     2,719,620        105,035                0              0
   Roger Bailey                     2,719,620        105,035                0              0

Ratify Callahan, Johnston
& Associates, LLC as the
Independent Auditors                2,719,620        1,841,524         863,905          14,159

* The Matthews Group did not vote their stock
Total Shares Voted:        2,719,620   (57%)
Total Shares per American Securities Transfer & Trust, Inc.  4,739,185


ITEM 5.  OTHER INFORMATION

Ms. Van Tran Bankruptcy

     Ms. Van Tran, President of the Registrant, took out personal chapter 7 bankruptcy in 1995. This matter was not reported in prior filings with the
Securities and Exchange Commission nor in the Proxy information provided shareholders in conjunction with the Annual Shareholders' Meeting. Ms. Van Tran was not aware that this matter needed to be included in the Registrants reports to the Securities and Exchange Commission and in Proxy material for shareholders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:  None

         (b)      Reports on Form 8-K:   None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         VERITEC INC.
                                                         ------------
                                                         (Registrant)
Date:  February 10, 2000
      ------------------                 /s/ Jack E. Dahl
                                 By:     ____________________________________
                                         Jack E. Dahl
                                         Chief Financial Officer and Chief
                                         Accounting Officer