Form 10QSB
period 2000-03-31
VERITEC INC
filed 2000-05-22
CIK 773318

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934  (No fee required)

              For the quarterly period ended        March 31, 2000
                                            ----------------------
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

               For the transition period from               to
                                             --------------    -----------
Commission file number 0-15113
                       -------
                                  VERITEC INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                    ---------------------------------------
                      (IRS Employer Identification Number)

                    1430 ORKLA DRIVE, GOLDEN VALLEY, MN 55427
          ----------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (612) 545-0224
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                               ---
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of March 31, 2000 the Company had 6,501,572 shares of common stock.

                       This document consists of 8 pages,
                         The Exhibit index is on page 8

                                   Veritec Inc
                                  Balance Sheet

                                      March 31, 1999   March 31, 2000   June 30, 1999
                                        (unaudited)      (unaudited)       (audited)
Assets
Current Assets
   Cash                                 $       153    $      13,416    $      3,664
   Accounts Receivable                                       293,857          23,000
   Inventory                                 23,936           86,326          14,463
                                        -----------    -------------    ------------
     Total Current Assets               $    24,089    $     393,599    $     41,127

Intellectual Property                  $         -    $     183,333    $          -
Furniture & Equipment (net)                   9,979           12,267           7,246
                                        -----------    -------------    ------------
   Note receivable Matthews Group                      $   1,236,889
Total Assets                            $    34,068    $   1,826,088    $     48,373
                                        ===========    =============    ============

Liabilities & Shareholder's Equity
Currents Liabilities
   Note payable-factoring               $         -    $     100,000    $          -
   Note payable                              50,819           50,000          45,000
   Note payable-secured                     156,128          241,495         198,704
   Administrative cost-per chapter           42,737            3,802          42,737
   Accounts payable & Accrued liabilities    79,099           61,943         134,764
   Deferred Compensation                    233,275           33,636         301,406
   Accrued interest                          38,119           94,826          60,262
   Commissions payable                        2,500           86,143           2,500
   Deferred revenue                               -           22,767               -
                                        -----------    -------------    ------------
      Total current liabilities         $   602,677    $     694,612    $    785,373

Secured notes payable-long term         $   130,325    $      44,958    $     87,749
                                        -----------    -------------    ------------
         Subtotal                       $   733,002    $     739,570    $    873,122

Prepayments on subscription receivable  $   207,735    $      12,243
Prepayment on stock                               -                -         240,198
                                        -----------    -------------    ------------
Total Liabilities                       $   940,737          751,813       1,113,320

Shareholder's Equity
   Subscriptions receivable             $         -    $           -    $          -
   Preferred Series H                                       360,718           7,273
   Common stock                             183,164           65,015          35,988
   Additional paid in capital             9,504,498       11,297,710       9,644,401
   Accumulated deficit                 (10,594,331)     (10,649,168)    (10,752,609)
                                        -----------    -------------    ------------
   Net shareholder's equity             $  (906,669)     $ 1,074,275     $(1,064,947)
                                        -----------    -------------    ------------
Liabilities and Shareholder' s Equity   $    34,068      $ 1,826,088      $   48,373
                                        ===========    =============    ============

                                   Veritec Inc
                             Statement of Operations

                                          Year Ending             (Unaudited)
                                            6/30/99               At 03/31/00

Revenue:
     Product Sales                       $     51,745            $   1,000,393
     Engineering Services                      42,198            $      23,785
     Licenses & Royalties                      22,405            $      48,780
                                         ------------            -------------
          Total Revenue                  $    116,348            $   1,072,958

Cost of Sales                                  39,298            $     334,943
                                         ------------            -------------
          Gross Profits                  $     77,050            $     738,015
                                         ------------            -------------
Sales Commissions                               6,190            $     301,809

          Cross Profits after Commissions                        $     436,206
                                                                 -------------
Operating Expenses

     Administration                      $    299,298            $     155,943
     Sales & Marketing                         36,521            $      73,953
     Engineering Services & R&D                                  $     160,325
                                                                 -------------
          Total Expenses                 $    464,761            $     390,221
                                         ------------            -------------
Profit (Loss) from Operations            $   (393,901)           $      45,985
                                         ------------            -------------
Interest
     Income                                                      $     106,714
     Expense                                  (57,321)           $     (49,742)
                                         ------------            -------------
          Net Interest Income (Loss)                             $      56,972
                                                                 -------------
          Net Profit (Loss)              $   (451,222)           $     102,957
                                         ============            =============

                                   Veritec Inc
                             Statement of Cash Flow

                                                            March 31, 2000
Operating Activities                                          (unaudited)

              Gain from Operations                             $102,957

Adjustments to reconcile net loss to
net cash used by operating activities
              Depreciation & amortization                        20,187
              (Increase) decrease in assets

                 Accounts receivable                           (270,857)
                 Inventory                                      (71,863)
                 Other Assets                                    (8,127)

               Increase(decrease) in Liabilities
                 Accounts Payable & Accrued Expenses           (111,756)
                 Accrued Interest                                34,564
                 Deferred Compensation                         (267,770)
                 Commissions Payable                             83,643
                 Deferred Revenue                                22,767
                                                             ----------
                 Total Adjustments                             $(569,212)
                                                             ----------
                 Cash used by operating activities             (466,255)
                                                             ----------
               Cash flow from investment activities

                 Purchase of intangible assets                 (200,000)

               Net cash used by investment activities          $(200,000)

               Cash flow from financing activities

                 Issuance of notes payable                     $105,000
                 Conversion of debt to common stock             720,442
                 Payment on subscription receivable              78,470
                 Prepayment on subscription receivable           12,243
                 Issuance of preferred stock from advances     (240,148)
                                                              ---------
                  Net cash provided from financing activities  $676,007

                      Change in cash position                     9,752

                      Cash at beginning of period                 3,664
                      Cash at end of period                     $13,416

                                  VERITEC INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 2000 (unaudited)


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

PART I.  FINANCIAL INFORMATION
ITEM 2.  Management's Discussion and Analysis

Notes payable to a group of secured creditors - "The Gant Group"
----------------------------------------------------------------
     Included in the Plan of Reorganization was a secured note payable to "The Gant Group" in the amount of $364,513. A payment of $60,000 was paid per note Agreement on the scheduled effective date of the Plan and the balance was to be paid in quarterly payments of $23,325.38 per quarter over a 4-year period. The Gant Group was granted a lien on the patents of the company and ten percent interest on the note. The first quarterly payment was made and then due to lack of funds, additional payments became delinquent The Matthews Group paid $182,345.87 on September 1, 1999 to bring the note with the Gant Group current and has paid the quarterly payments to the Gant Group as they become due. The Registrant owes the Matthews Group for the amounts paid to the Gant Group and will owe additional amounts to the Matthews Group as they continue to pay on the quarterly payments. The amounts owed to the Matthews Group are accruing interest at 10%, the same as the interest being paid to the Gant Group. At March 31, 2000, the amount owed to the Gant Group was $131,691.21 and the amount owed to the Matthews Group was $241,668.77.

     At a meeting of the Board of Directors of the Registrant on June 14, 1999, a date on which the Registrant was in Chapter 7 bankruptcy, the Board of Directors approved a motion by the Matthews Group as follows:

     "Due to the Matthews Group efforts and risk in salvaging Veritec, it desires a resolution from the Board that: Should the Matthews Group acquire Gant's interest, the Matthews Group will be able to elect, in its sole discretion, to have the Gant note repaid in cash or to have the obligation converted to Veritec stock at 10 cents per share."

Subsequent Events
-----------------
     The Matthews Group made the Apri1 1, 2000 payment of $23,325.38 due the Gant Group and the promissory note with the Gant Group is current.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - December 31, 1999, compared to June 30, 1999.
-------------------------------
      Cash on hand at March 31, 2000  $13,416.


      Debt owed by the Company at March 31, 2000 was as follows:

            Debt category           Mar 31, 2000  June 30, 1999   Incr./(Decr.)
                                  --------------  --------------  -------------
Notes payable                     $     150,000    $     45,000       $105,000

Notes payable, secured                  286,453         286,453              0
Administrative costs per Plan             3,802          42,737        -38,935
Accounts payable and accrued expenses    61,943         134,764        -72,821
Accrued interest                         94,826          60,262         34,564
Commissions payable                      86,143           2,500         83,643
Deferred compensation                    33,636         301,406       -267,770
Deferred Revenue                         22,767                         22,767
                                  --------------  --------------  -------------
                                  $     739,570   $     873,122      $-133,552
                                  ==============  ==============  =============



     During the period ending March 31, 2000 the Company's liquidity improved due the transfer of $717,422 debt to equity and the results of operations. The Company's liquidity (working capital) is reflected in the table below, which shows comparative working capital as of June 30, 1999 and March 31, 2000.

                                        June 30, 1999              Mar 31, 2000

Working capital (deficit)                $(744,246)                 $(301,013)

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

     Results of Operations - The quarter and six months ended  December 31, 1999
     ---------------------
compared to the quarter and six months ended December 31, 1998.

     The Company had revenues of $102,957 during the nine months ended March 31, 2000, as compared to $65,383 for the same period in 1999. The revenues for all periods were primarily from the sale of products. The Company is in discussions with several potential customers for systems sales but cannot project future revenues, if any, at this time. The Company is also in the discussion stage of potential licensing or partnering for product or industry segment opportunities with several companies. Because of its cash flow and liquidity problems, there are no assurances that the Company can ever generate adequate revenues to make the Company profitable.

     Operating expenses for nine months ended March 31, 2000 increased over the same period in the previous fiscal year.

                                    For the nine months ended
       Expense category             Mar 31, 1999   Mar 31, 2000   Incr./(Decr.)
                                    -------------  -------------  -------------
General and administrative             $ 168,668        155,943       $(12,725)
Sales and marketing                       29,364         73,953         44,589
Engineering, research and development     94,405        160,325         65,920
                                    =============   ============   ============
                                       $ 292,437       $390,221       $ 97,784
                                    =============   ============   ============
     The increase in Sales and Marketing expense was due to the and increase in the allocation of personnel costs to this account. The Company has added to its sales personnel.

     The increase in Engineering and research was the due to costs incurred in fulfilling the order mentioned above.

Capital Expenditures and Commitments
------------------------------------
     There were no Capital expenditures during the nine months ended March 31, 2000 other than for nominal computer and office equipment needed to expand its businesses. The Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations.

Factors that may effect future results
--------------------------------------
     The note receivable requires payment of $18,518.52 per month. This amount is adequate to take care of the cost of engineering services, rent and supplies. The Matthews Group has supplied finances in addition to the required monthly amount on the note and has financed operations necessary to promote sales and provide inventory for sales. In order for the Company to have an aggressive sales and marketing program, it will require funds in excess of the monthly amount of $18,518.52 until such time as the Company's profit from revenues and the $18,518.52 is adequate to cover costs and expenses of the Company. The Matthews Group has been willing to provide funding necessary to move the Company forward in engineering, sales and marketing activities. Ms. Van Tran, President, is a principle in the Matthews Group and is an integral part of managing the operations of the Company.

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

                                               VERITEC INC.
                                               ------------
                                               (Registrant)
Date:  May 15, 2000
       ------------
                                   By:     ____________________________________
                                            Van Tran
                                            President