Form 10KSB
period 2000-06-30
VERITEC INC
filed 2000-10-23
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ----------------------
                                   FORM 10-KSB
                             ----------------------
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended    June 30, 2000
                                               -------------
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from_____________ to_______________

                           Commission File No. 0-15113

                                  VERITEC INC.
                                  ------------
               Exact name of small business issuer in its charter

Nevada                                                                95-3954373
------                                                                ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

1000 Boone Ave North,  Golden Valley,  MN                                  55427
-----------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:                    (763)525-8470
                                                                   -------------
Securities registered under Section 12(b) of the Act:                       None
                                                                            ----
Securities registered under Section 12(g) of the Act: Common stock, no par value
                           --------------------------
     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and has been
subject to such filing requirements for the past 90 days. Yes X   No   .
                                                             ---    ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

     Revenues for the year ending June 30, 2000 were $1,111,955.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on September 15, 2000 was approximately $2,600,000.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court [ ]Yes [x]No.

DOCUMENTS INCORPORATED BY REFERENCE

     Form 10-KSB for the period ended June 30, 1999 is hereby incorporated by reference.




         THIS DOCUMENT CONSISTS OF, INCLUDING  EXHIBIT PAGES.
                         THE EXHIBIT INDEX IS ON PAGE

                                  VERITEC INC.
                                   FORM 10-KSB

                     For the fiscal year ended June 30, 2000

                                Table of Contents
                                -----------------

                                                                      Page No.

Item 1    Description of Business                                          3
Item 2    Description of Property                                          7
Item 3    Legal Proceedings                                                7
Item 4    Submission of Matters to a vote of Security Holders              7


                                     PART II

Item 5    Market for Common Equity and Related Stockholder Matters         8
Item 6    Management's Discussion and Analysis or Plan of Operations.      8
Item 7    Financial Statements                                             11
Item 8    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              33


                                    PART III

Item 9    Directors, Executive Officers, Promoters and Control             33
          Persons; Compliance with Section 16(a) of the Exchange Act
Item 10   Executive Compensation                                           34
Item 11   Security Ownership of Certain Beneficial Owners and Management   35
Item 12   Certain Relationships and Related Transactions                   36
Item 13   Exhibits and Reports                                             37

                                     PART I
                                     ------
Item 1 Description of Business
------------------------------

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

         In 1995 an involuntary proceeding under chapter 7 of the United States Bankruptcy Code was commenced against Veritec. The proceeding was subsequently converted to a Chapter 11 proceeding and a plan of reorganization was confirmed on April 23, 1997. The plan was completed and the trustee was discharged and the case closed on October 13, 1999. Further information with respect to the bankruptcy proceeding is set forth in Item 3, pages 2 etc. of the Form 10-KSB filed by Veritec Inc. for the year ended June 30, 1999 and is incorporated herein by reference.


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

     The National Aeronautics and Space Administration ("NASA"), through a contracting party, has conducted in-depth engineering evaluations on the Company's VeriSystem. The tests performed by Rockwell International, the contracting agent for NASA, included testing the performance of the Vericode Symbol in a variety of hostile environmental operating conditions that the Vericode Symbol may be expected to encounter. These hostile environmental conditions included validation of the Vericode Symbol's data accuracy and data density in such conditions as extreme heat and cold, vibration, readability under solvents and liquids, rotation and distance on a variety of surfaces including titanium and plastics using a number of marking techniques. The Vericode Symbol alone was tested and validated under these harsh conditions and variety of surfaces.

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

     Orientation of the code for reading is not necessary. In fact, the code itself can be used to determine orientation. The Vericode Symbol can be read at and angle of up to forty five degrees from vertical in any direction in relationship to the reader.

In certain instances the Vericode Symbol has standard levels of Error Detection and Correction. This means that the code has the ability to be damaged and still recover the information in many instances. The code can sustain up to 12.5% or up to 25% damage, depending on the format, and still recover the original information. Higher levels can be custom formatted. The code will return either accurate information or no information, but it will not return wrong information.

     The Vericode Symbol offers a high degree of security and the level of this security can be specified depending on the requirements. For any specific application or organization, an unique encryption algorithm can be created, so that only those authorized, can create or read a Vericode Symbol within that system.

     The Vericode Symbol can hold any form of information that can be digitized. These include: numbers, letters, photos, fingerprints, graphics and biometrics information. The Vericode Symbol can also be used in conjunction with human readable information and other one-dimensional and two-dimensional symbologies.

The VeriSystem (F-225 fixed station system)
-------------------------------------------
     The Veritec F-225 reading system is a complete system capable of reading and decoding a variety of two-dimensional (2-D) codes. It features a choice of CCD (charged-couple device) cameras interfaced to a rack-mounted, computer system. The modular imaging and decoding software permit the decoding of various public and private 2-D symbols under various static and dynamic conditions.

     The Veritec F-225 consists of several modular elements. Depending upon the environment and operating conditions, an appropriate CCD video camera is selected. This camera is cabled directly to the rack-mounted high performance computer. The computer is housed in a rugged chassis to permit successful operation in industrial environments. A variety of modular software programs, customized for the specific application, are installed in the computer. Advanced gray-scale image processing and image analysis software result in extremely high reading reliability.

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

Manufacturing
-------------
     The Company has limited manufacturing and assembling capabilities other than assembling the components used in its F-225 system. The Company believes that all components necessary to manufacture and assemble its products are commercially available from more than one source. For the foreseeable future the company intends to rely upon other firms for manufacture and assembly of its products.

Marketing
---------
     The Company in now engaging in direct sales to customers, licensing its technology in certain industries and/or geographic areas and is establishing sales representatives in both the United States and international markets.

     The Company is currently receiving Royalties from Mitsubishi Corporation on a non-exclusive license agreement for sales in Korea and Taiwan and on sales to IBM in conjunction with application of the Vericode Symbol on IBM hard drives manufactured in several countries. These royalties are paid on a quarterly basis

     There can be no assurance that the Company's sales and licensing activities will be successful or that they will generate significant revenues in the future.


Engineering, Research and Development
-------------------------------------
     The Company incurred $299,404, $128,942, and $210,238 of engineering sales support, research and development in the fiscal years ending June 30, 2000, 1999, and 1998 respectively. The Company has completed development of its F-225 system and integrating its software into the Metanetic's handheld reader. Present engineering efforts continue in application engineering in support of sales, the development of upgraded and more sophisticated systems, interfacing the VeriSystem with various marking devices and determining the most advantageous methods of marking customer's parts.

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

Employees
---------
  At the end of the fiscal year June 30, 2000 and at the date hereof the Company had no employees. Approximately 7 consultants have worked on various projects for the company during this time period.

     A key employee, Mr. Mark Pinson, left the company during the fourth quarter of the fiscal year that ended June 30, 2000. Negotiations with Mr. Pinson resulted in an agreement in which Mr. Pinson would complete certain existing projects, deliver the necessary codes, designs, and working papers concerning software developed for the company, and train company engineers in the operation of the software Mr. Pinson developed. In exchange for these services Mr. Pinson would receive $93,750 plus normal expenses. The continued cooperation of Mr. Pinson will make the implementation of the company's technology much easier.

PATENTS
-------
     The Company has received two patents on its symbology (Numbers 4,924,078 issued in 1990 and number 5,612,524 issued in March 1997) in the United States. It has application pending on its filing in Europe and has recently provided information to upgrade that application in conformance with the U S patent issued in 1997. Subsequent to the end of the fiscal year June 30, 2000, the Company was notified that a European Patent would be issued.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------
     The Registrant has moved its headquarters to 1000 Boone Avenue North, Suite 110, Golden Valley, MN 55427 and is leasing approximately 2,000 square feet of office and laboratory space for $2,500 per month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
     On June 30, 2000 the company was served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec, Inc, et. al., In the United States
District Court for the Central District of California (Case Number CV-00-7516DT((Wx))). This suit was brought by a shareholder and former director of the corporation. The action was brought against the Veritec, and various individuals claiming that certain corporate actions were taken without proper authority of the corporation's board of directors and/or contrary to the plan of reorganization the corporation filed and completed under Chapter 11 of the U.S. Bankruptcy Act. The answer to the initial complaint is due October 13, 2000. The corporation intends to defend this action vigorously.

SEC reporting obligations
-------------------------
     The Registrant is subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the "1934 Act") which, among other things, requires the filing of annual and quarterly reports and proxy materials with the Securities and Exchange Commission (the "SEC"). The Company filed a 10 KSB in 1998 covering the years through June 30, 1997. The Company did not comply with the filings of 10 QSB's for the periods September 30, 1995, December 31, 1995, March 31, 1996, September 30, 1996, December 31, 1996, March 31,1997, September 30, 1997, December 31, 1997, March 31, 1998 September 30, 1998, December 31,
1998 and March 31, 1999, on a timely basis as required under the 1934 Act. These 10-QSB filings were made in September 1999. To the Company's knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with these reporting violations. However, there can be no assurance that the Company will not be subject to such inquiry or investigation in the future. An Administrative proceeding by the SEC relating to these filing deficiencies could result in penalties including among other things, suspension of trading in the Company's securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1933 Act, injunctive relief to prevent future violations and/or criminal prosecution. The company has timely filed quarterly reports under the 34 act since September 1999.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------
     A shareholders meeting was held on December 20, 1999. At that meeting Mr. Larry Matthews, Ms. Van Tran, and Mr. Dean Westberg were elected as directors of the company. Callahan, Johnston & Associates, LLC. were approved as auditors of the company. During fiscal years ending 1999, and 1998 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.



                                     PART II
                                     -------
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------
Market information
------------------
     The Company's common stock is traded in the over-the-counter market. Quotations are available on the OTC bulletin board. The OTC Bulletin Board Symbol for the Company's common stock is "VRTC." The following table sets forth the range of high and low bid quotes of the Company's common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). All quoted prices are adjusted for the one for ten reverse stock split per Plan of Reorganization which was effective on October 23, 1999.

      Common Stock               Fiscal 2000                 Fiscal 1999
-------------------------------------------------------------------------------
      Quarter Ended         High             Low         High            Low
-------------------------------------------------------------------------------
      September 30         1.1875           .125         1.68            .62
-------------------------------------------------------------------------------
      December  31          .9375            .25         1.68            .38
-------------------------------------------------------------------------------
      March     31         .71875           .375          .81            .38
-------------------------------------------------------------------------------
      June      30          1.125          .4375          .95            .25
-------------------------------------------------------------------------------

Shareholders
------------
     As of June 15, 1999 there were approximately 850 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).


Dividend information
--------------------
     The Company has not paid or declared any dividends upon its common stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any dividends in the foreseeable future.


Item 6  Management Discussion and Analysis or Plan of Operation
---------------------------------------------------------------
     Veritec Inc. was incorporated in the state of Nevada on September 8, 1982 and has been primarily in a development stage through June, 1995. The market for 2-dimensional symbology has been in the formative stage and only in 1996 and 1997 has there been a market of several million dollars in that industry. Veritec Inc. has lacked the finances to market its products. See Subsequent Events for information on products and market at the time of filing of this report.

     There were decreases in short term debt during the fiscal year ended June 30, 1999 as shown in the following schedule:
                                               2000                     1999
-------------------------------------------------------------------------------
Secured Notes (Gant Group)                    $108,366               $198,704
-------------------------------------------------------------------------------
Notes Payable                                                          45,000
-------------------------------------------------------------------------------
Accounts Payable & Accrued Expenses            412,803                541,669
-------------------------------------------------------------------------------
Other                                          286,964
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Total                                         $808,133               $785,373
                                              ========               ========
-------------------------------------------------------------------------------
            During the fiscal year ended June 30, 2000, the Company had continuing losses from operations. The Company had working capital deficits in the amount of $665,622 and $744,246 as of June 30, 2000 and June 30, 1999
respectively. Working capital is an important measure of the company's ability to meet its short-term obligations.


Results of Operations - June 30, 2000 compared to June 30, 1999.
----------------------------------------------------------------
     The Company had revenues of $1,111,955 during the year ended June 30, 2000. Of this amount, $990,073 was for product sales, $28,785 from engineering services and $93,097 from royalties. In the fiscal year ended June 30, 1999 the Company had revenues of $116,348 with $51,745 from product sales, $42,198 from Engineering services and $22,405 from royalties.

     Operating expenses in fiscal 2000 versus 1999 were as follows:
                                           June 30, 2000        June 30, 1999
                                           -------------          -------------
General and administrative expenses        $ 542,269              $  299,298
Sales and Marketing                           33,017                  36,521
Engineering Services and R & D               299,404                 128,942

     General and Administrative Expenses included corporate legal, primarily relating to continuing bankruptcy filings and defenses, patent protection, office facilities and other costs associated with the general business of the Registrant.

Strategic Restructuring and Operations Plan
-------------------------------------------
     The Registrant expects to continue to make a major effort in the marketing and sales of its products. The Registrant now has both fixed station and hand held portable non-contact readers that can read off many surfaces including metal. Also, the Registrant has expanded its business to include conventional bar code customers and users of 2-dimensional codes other than just the Vericode symbol.

     Although management believes it is making progress in maintaining itself in face of its severe financial problems, there is no assurance that the Company will be successful in holding off aggressive collection action or litigation. Further, the Company may incur additional unexpected costs to defend itself against any such claims or allegations that may be filed against it.

Capital Expenditures and Commitments
------------------------------------
     During the fiscal year June 30, 2000, the Registrant made $8,738 in capital purchases. Other than necessary computer and office equipment needed for its expanding businesses, the Company has no current commitments for material capital expenditures in the next 12 months. The Company believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital required is uncertain and may be beyond that generated from operations.


Factors that may effect future results
--------------------------------------
     A number of uncertainties exist that may effect the Company's future operating results. These uncertainties include the uncertain general economic conditions, market acceptance of the Company's products, the Company's ability to manage expense growth, the success of the implementation of the Plan of Reorganization.. The continued operation of the company is dependent on financing promised by the Matthews Group in accordance with the plan of reorganization. The amount of the receivable from the MG is $1,777,784 and the amount of the monthly payment is $18,518. There is no assurance that the Matthews Group will complete the obligations as provided in the plan of reorganization.

Item 7  Financial Statements
----------------------------
                                  VERITEC, INC.
                              FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                      Callahan, Johnston & Associates, LLC
                  Certified Public Accountants and Consultants
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
To The Board of Directors
Veritec Inc.
Golden Valley,  Minnesota

We have audited the accompanying balance sheets of Veritec Inc., as of June 30, 2000, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veritec Inc., as of June 30, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company incurred a net loss of $443,068 during the year ended June 30, 2000, and, as of that date, had an excess of liabilities over assets of $544,975. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this matter.

As more fully described in Note 1 to the financial statements, the Company is subject to possible unasserted claims and litigation. The ultimate outcome of these matters cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Callahan, Johnston & Associates, LLC
CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis,  Minnesota
October 10, 2000
              7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
                   Telephone: (952)858-7207 Fax: (952)858-7202
                        Email: callahan_johnston@msn.com
    The accompanying note are an integral part of these financial statements.

                                  VERITEC, INC.
                                 BALANCE SHEETS
                                    June 30,
                                    --------
      ASSETS                               2000          1999             1998
      ------                           -----------  -----------     ----------
Current Assets:
  Cash                              $     3,964    $     3,664     $     4,216
  Accounts receivable:
    Trade                                19,650         23,000               -
    Other                                30,000              -               -
  Inventories                            44,559         14,463          32,718
  Prepaids                                2,500              -           8,250
                                    -----------    -----------     -----------
          Total current assets          100,673         41,127          45,184

Furniture and equipment, net              7,200          7,246          14,741
Intangible asset, net                   173,333              -               -
                                    -----------    -----------     -----------

          Total assets              $   281,206    $    48,373     $    59,925
                                    ===========    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable                        $      -      $  45,000     $    25,000
  Notes payable (secured)               108,366        198,704         100,529
  Convertible note (secured)            252,322              -               -
  Bank overdraft                         35,362              -               -
  Accounts payable and accrued expenses 412,083        541,669         275,630
  Deferred revenue                            -              -           8,500
                                    -----------    -----------     -----------
          Total current liabilities     808,133        785,373         409,659
Commitments and contingencies                 -              -               -
Long-term notes payable (secured)             -         87,749         185,924
                                    -----------    -----------     -----------
          Total liabilities             808,133        873,122         595,583
                                    -----------    -----------     -----------
Prepayment on stock and subscription
  receivable                             18,047        240,198         296,249
                                    -----------    -----------     -----------
Stockholders' equity (deficit):
  Preferred stock, par value $1.00,
    authorized 10,000,000 shares,
    275,000 shares of Series H
    authorized                          366,007          7,273               -
  Common stock, par value $.01,
    authorized 20,000,000 shares         65,306         35,988          33,088
  Subscription receivable            (1,212,049)             -               -
  Additional paid in capital         11,431,439      9,644,401       9,436,392
  Accumulated deficit               (11,195,678)   (10,752,609)    (10,301,387)
                                    -----------    -----------     -----------
Stockholders' equity (deficit)         (544,975)    (1,064,947)       (831,907)
                                    -----------  -------------    ------------
          Total liabilities and
          stockholders' equity
                     (deficit)      $   281,206  $      48,373     $    59,925
                                        =======  =============     ===========
   The accompanying note are an integral part of these financial statements.

                                  VERITEC, INC.
                            STATEMENTS OF OPERATIONS
                              Years Ended June 30,
                              --------------------
                                          2000           1999             1998
                                     ----------      ----------         -------
Revenues:
  Product sales                      $  990,073      $   51,745     $   98,818
  Engineering services                   28,785          42,198         13,257
  Licenses and royalties                 93,097          22,405         17,495
                                     ----------      ----------     ----------
          Total revenues              1,111,955         116,348        129,570
Cost of sales                           329,881          39,298         29,125
                                     ----------      ----------     ----------
          Gross profit                  782,074          77,050        100,445

Sales commissions                       257,756           6,190         31,000
Warranty                                 20,000               -              -
                                     ----------      ----------        -------
Gross profit - after commissions and
 warranty                               504,318          70,860         69,445
                                     ----------      ----------     ----------
Expenses:
  Administration                        542,269         299,298        202,685
  Sales and marketing                    33,017          36,521         83,416
  Engineering and R & D                 299,404         128,942        210,238
                                     ----------      ----------     ----------
       Total expenses                   874,690         464,761        496,339
                                     ----------      ----------     ----------

Income (loss) from operations          (370,372)       (393,901)      (426,894)
                                     ----------      ----------     ----------
Other income (expense):
  Loss on fixed asset disposals            (198)              -              -
  Amortization                          (26,667)              -              -
  Interest income (expense), net        (45,831)        (57,321)       (34,651)
                                     ----------      ----------     ----------
       Total other income (expense)     (72,696)        (57,321)       (34,651)
                                     ----------      ----------     ----------
Net income (loss)                      (443,068)       (451,222)      (461,545)

Other comprehensive income (loss)             -               -              -
                                     ----------      ----------        -------
Comprehensive income (loss)          $ (443,068)     $ (451,222)    $ (461,545)
                                     ==========      ==========     ==========
Basic loss per common share          $     (.08)     $     (.13)    $     (.14)
                                     ==========      ==========     ==========
Weighted average common shares
 outstanding                          5,713,883       3,525,695      3,305,112
                                     ==========      ==========     ==========

   The accompanying note are an integral part of these financial statements.

                                  VERITEC, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                                                 Additional                         Stockholders'
                             Preferred Stock             Common Stock      Subscription   Paid in    Accumulated           Equity
                           Shares      Amount     Shares       Amount   Receivable     Capital         Deficit           (Deficit)
                           ------      ------     ------       ------   ----------     -------         --------          ---------
BALANCE, June 30, 1997         -      $    -   3,298,770    $  32,988    $      -      $9,411,440     $(9,839,842)     $ (395,414)
Exercise of 10,020
 warrants at $2.50             -           -      10,021          100           -          24,952                -          25,052
Loss from operations           -           -           -            -           -               -        (461,545)       (461,545)
                        --------  ----------   ---------    ---------   ---------      ----------      -----------     -----------
BALANCE, June 30, 1998         -           -   3,308,791       33,088           -       9,436,392     (10,301,387)       (831,907)

Issuance of Series H
 Preferred for cash       30,000     218,182           -            -           -               -                -         218,182
Conversion of Series H
 Preferred to common     (29,000)   (210,909)     290,000       2,900           -         208,009                -               -
Loss from operations           -           -           -            -           -               -        (451,222)       (451,222)
                        --------  ----------   ---------    ---------   ---------       ---------     ------------     -----------

BALANCE, June 30, 1999     1,000       7,273    3,598,791      35,988           -       9,644,401     (10,752,609)     (1,064,947)

Issuance of Series H
 Preferred stock for
 subscription and
 prepayment on stock     275,000   1,315,359           -            -  (1,284,750)              -                -         30,609
Conversion of Series H
 Preferred to common    (200,000)   (956,625)   2,000,000       20,000          -         936,625                -              -
Conversion of debt to
 common as part of Plan
 of Reorganization at
  $.80 per share               -           -      628,031        6,280          -         496,144                -        502,424



















   The accompanying note are an integral part of these financial statements.

                                  VERITEC, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                                                     Additional                        Stockholders'
                             Preferred Stock          Common Stock      Subscription   Paid in         Accumulated           Equity
                           Shares      Amount     Shares       Amount   Receivable     Capital         Deficit             (Deficit)
                           ------      ------     ------       ------   ----------     -------         --------          ---------
Issuance of common for
 services at $.80 per share     -      $    -     87,250     $    873    $       -    $  68,927        $        -      $     69,800
Issuance of common for
 software rights at
 $.80 per share                 -           -    187,500        1,875            -      148,125                 -           150,000
Exercise of 30 warrants
 at $2.50   -                   -          30          -            -           75            -                75
Imputed interest on
 subscription receivable        -           -          -            -     (137,432)     137,432                 -                 -
Payment on subscription
 receivable -                   -           -          -      210,132            -            -           210,132
Loss from operations            -           -          -            -            -            -          (443,068)         (443,068)
Adjustment to outstanding
 shares to agree to stock
 transfer agent records         -           -     29,010          290            -         (290)                -                 -
                         --------  ----------  ---------    ---------  ------------   -----------    -------------      -----------

BALANCE, June 30, 2000     76,000  $  366,077  6,530,612    $  65,306  $(1,212,049)  $11,431,439     $(11,195,678)       $ (544,975)
                          =======  ==========  =========    =========   ===========   ===========    =============      ===========










    The accompanying note are an integral part of these financial statements.

                                  VERITEC, INC.
                             STATEMENTS OF CASH FLOW
                              Years Ended June 30,
                              --------------------
                                          2000           1999            1998
                                        ---------      ---------       --------
Cash flow from operating activities:
  Net loss                             $(443,068)    $  (451,222)  $   (461,545)
Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation and amortization         35,253           6,350          6,328
    Issuance of stock for services        69,800               -              -
    Write off of obsolete equipment          198           1,145              -
    Inventory valuation allowance          5,000               -              -
(Increase) decrease in assets:
  Accounts receivable                    (26,650)        (23,000)             -
  Inventory                              (35,096)         18,255         (8,055)
  Prepaid expenses                        (2,500)          8,250          3,300
Increase (decrease) in liabilities:
  Bank overdraft                          35,362               -              -
  Accounts payable and accrued expenses  179,923         266,039        152,915
  Deferred revenue                             -          (8,500)         8,500
                                        --------       ---------       --------
Net cash used by operating activities   (181,778)       (182,683)      (298,557)
                                       ---------     -----------       --------

Cash flow from investing activities:
  Purchase of equipment                   (8,738)              -         (4,500)
  Purchase of intangible asset           (50,000)              -              -
                                       ---------       ---------        -------
Net cash used by investing activities    (58,738)              -         (4,500)
                                       ---------       ---------        -------

Cash flow from financing activities:
  Proceeds from stock issuance,
  subscription receivable, and
  prepayment on stock                    240,816         162,131        291,781
  Proceeds from notes payable                  -          20,000         25,000
  Payments on secured notes payable            -               -        (78,060)
                                       ---------       ---------      ---------
Net cash provided by financing           240,816         182,131        238,721
   activities                          ---------       ---------      ---------

Increase (decrease) in cash position         300            (552)       (64,336)

Cash at beginning of year                  3,664           4,216         68,552
                                       ---------       ---------      ---------
Cash at end of year                    $   3,964       $   3,664      $   4,216
                                       =========       =========       =========





   The accompanying note are an integral part of these financial statements.

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

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

Cash Equivalents
----------------
For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2000, 1999 or 1998.

Inventories
-----------
Inventories are valued at the lower of cost (first in, first out) or market.

Furniture and Equipment
-----------------------
Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three years for computer related assets and five years for remaining assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals and betterments.

Revenue Recognition
-------------------
Revenues from products sales and engineering are recognized when products are shipped or services are performed. License fee is recognized upon completion of all required terms under the agreement.

Royalties are recognized as earned. To date these royalties have been earned in a foreign currency. The Company records these revenues in U. S. dollars at the exchange rate in effect at the date of remittance. Accordingly, the Company has historically not been susceptible to translations gains or losses.

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Research and Development
------------------------
Research and development costs are charged to expense as incurred.

Intangible Asset
----------------
On October 12, 1999, the Company purchased certain software, source code, documentation, manuals and other written material for $50,000 and 187,500 shares of restricted common stock valued at $.80 per share. The Company has recorded this purchased software at cost, $200,000, and amortizing it over 10 years using the straight-line method.

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

            1998                             $ 60,000
            1999                             $ 40,000
            2000                             $ 44,000

Long-Lived Assets
-----------------
In accordance with SFAS 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management determined that an impairment of long-lived assets existed at June 30, 2000. See Note 2.

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

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
                                                                       Weighted
                           Shares                  Days                 Average
Dates Outstanding      Outstanding          Outstanding                  Shares
-----------------      -----------          -----------              ----------
7/1/97 to 6/30/98        3,298,770                  365               3,298,770
11/12/97 to 6/30/98         10,021                   31                   6,342
                                                                      ---------

Fiscal year 1998                                                      3,305,112
                                                                      ---------

7/1/98 to 6/30/99        3,308,791                  365               3,308,791
10/1/98 to 6/30/99         290,000                  273                 216,904
                                                                      ---------

Fiscal year 1999                                                      3,525,695
                                                                      ---------

7/1/99 to 6/30/00        3,598,791                  365               3,598,791
9/30/99 to 6/30/00       2,000,000                  273               1,495,890
10/22/99 to 6/30/00        896,736                  251                 616,660
1/27/00 to 6/30/00           6,000                  154                   2,532
5/12/00 to 6/30/00              75                   49                      10
                                                                      ---------

Fiscal year 2000                                                      5,713,883
                                                                      ---------

Stock-Based Consideration
-------------------------
The Company has applied the fair value-based method of accounting for employee and non-employee stock-based consideration and/or compensation in accordance with FASB Statement 123.

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Financial Instruments
---------------------
Financial instruments consist of the following:

     Short-Term Assets and Liabilities: The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

     Subscription Receivable: The carrying value of the subscription receivable is estimated to approximate its fair value as a result of the 10% interest rate used for imputing interest. No quoted market value is available for this instrument.

Concentrations, Risks and Uncertainties
---------------------------------------
     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

     Cash Concentrations
     -------------------
     The Company maintains its cash balances at one financial institution. At times, the balances may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. The fair market value of these financial instruments approximates cost.

     Accounts Receivable
     -------------------
     The Company sells to domestic and foreign companies. The Company grants uncollateralized credit to customers, but requires deposits on unique orders. Management deemed all accounts receivable collectible and did not provide for an allowance for doubtful accounts. The trade accounts receivable at June 30, 2000 was from one customer. This receivable was collected subsequent to year end.

     Subscription Receivable
     -----------------------
     The Company's largest asset (presented as a contra equity amount in the accompanying financial statements) is the subscription receivable from The Matthews Group (see Note 10: Stockholders' Equity (Deficit); Subscription Receivable). This subscription receivable is secured by a pledge of properties controlled by a principal of The Matthews Group. The Company has not perfected a security interest in the pledged properties and accordingly, this note is unsecured.

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Concentrations, Risks and Uncertainties (Continued)
---------------------------------------

     Subscription Receivable (Continued)
     -----------------------
     Management has deemed this receivable to be fully collectible. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount, if any, cannot be estimated.

     Major Customers
     ---------------
     One major customer accounted for 89% of revenues in fiscal year 2000.
     Four major customers accounted for 75% of revenues in fiscal year 1999. Three major customers accounted for 82% of revenues in the fiscal year 1998

     One major customer accounted for 80% of revenues during the combined period of fiscal years 2000, 1999 and 1998.

     Foreign Revenues
     ----------------
     Foreign revenues accounted for 97% of the Company's revenues in 2000.

     Inventories
     -----------
     The estimated loss that management believes is probable is included in the inventory valuation allowance. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

     Financing Concentration
     -----------------------
     The Company is dependent on The Matthews Group to meet operating needs (see Notes 2 and 10) and to make payments on the secured note (see Note 8).

     Unasserted Claims and Disputed Liabilities
     ------------------------------------------
     The Company is subject to possible unasserted and asserted claims as described in Note 14. Management is of the opinion that these unasserted and asserted claims are without merit and that settlement, if any, will not have a material effect on the Company's financial position. Nevertheless, it is at least reasonably possible that claims will be pursued. The
     ultimate  outcome  of  these  claims,  if  pursued,   cannot  presently  be
     determined.

     Litigation
     ----------
     A shareholder and former director of the Company has brought suit against the Company and certain individuals and entities claiming that certain corporate actions were taken:

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Concentrations, Risks and Uncertainties (Continued)
---------------------------------------
     Litigation (Continued)
     ----------
       *  Without proper authority of the Company's Board of Directors, and/or
       * Contrary to the Company's Plan of Reorganization filed and completed under Chapter 11 of the U.S. Bankruptcy Act.

     The Company intends to vigorously defend this action. The Company and legal counsel feel that the likelihood of an unfavorable outcome is minimal. No estimate can be made at this time of the amount of potential loss should the Company not prevail in this matter.

     Income Taxes
     ------------
     The Company has implemented SFAS 109: Accounting for Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 13.

     Reclassifications
     -----------------
     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation. These reclassifications had no net income effect.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in accompanying financial statements, the Company incurred a net loss of $443,068 during the year ended June 30, 2000, and has lost $11,195,678 from inception to June 30, 2000. At June 30, 2000, the Company had a $665,622 working capital deficiency and a stockholders' deficit of $544,975. As described more fully in Note 8, the Company is unable to make required payments on its secured notes payable. These notes payable are secured by the Company's patents. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
In September 1999, The Matthews Group committed to:
 * Invest the $2,000,000 in assets required under the Plan of Reorganization (see Note 10: Stockholders' Equity (Deficit); Subscription Receivable),
 * Pay the delinquent amounts due under the secured note (see Note 8), and
 * Finance the operations of the Company.
To date The Matthews Group has funded $240,741 under the subscription receivable and made prepayments on the subscription receivable of $18,047 to assist the Company in meeting its cash flow needs. The Matthews Group has further made payments of $252,322 on the secured notes to prevent the secured note holders from foreclosing (see Note 8). The Matthews Group has indicated it will continue to meet its obligation under the subscription receivable (see Note 10). The Matthews Group has further indicated it will continue to fund additional amounts into the Company as needed.

The Company's management is aggressively pursuing new sales opportunities for the Company. The Company's management is also investigating potential acquisitions that are felt to increase the Company's viability. Management is hopeful it will be successful in these efforts and that the Company will continue as a going concern which will allow it to realize assets and settle liabilities in the normal course of operations.

NOTE 3 - CHAPTER 11/CHAPTER 7 BANKRUPTCY

At June 30, 1999, the Company was in Chapter 7 of the U.S. Bankruptcy Code. On September 1, 1999, the Bankruptcy Judge approved a motion to reconvert the Company to Chapter 11 from Chapter 7 and allowed the Company to proceed in Chapter 11 under the original Confirmed Plan of Reorganization.

The Reorganization Plan included the following major items:

  1. Transfer of a majority of the Registrants debt to equity, (done in fiscal year 1997).
  2. Investment of $2,000,000 in assets or asset equivalents into the Registrant in exchange for 275,000 shares of a new Series H Preferred Shares class of stock.
  3. Changes in Directors and Management.
  4. A one for ten reverse stock split for both common and preferred stockholders. All preferred stock and formerly restricted common stock changed to free trading common stock. (Done in fiscal year 1997).
  5. Issuance of 300,000 shares of common stock as guaranty (done in fiscal year
     1997).

In September 1999, The Matthews Group committed to invest the $2,000,000 in assets required under the Plan of Reorganization (see Note 10: Stockholders' Equity (Deficit); Subscription Receivable).

On October 21, 1999, the Bankruptcy Court issued its final decree and the Company emerged from bankruptcy. The Court also granted the Company's motion to allow the exchange of Post Confirmation debt for restricted stock at $.80 per common share.

A suit has been filed against the Company and others that among other matters relates to the Matthew Group's commitments to the Company under the Plan of reorganization (see Note 1: Concentrations, Risks and Uncertainties; Litigation).

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 4 - INVENTORIES

Inventories consist of the following:
                                          2000              1999          1998
                                      ---------         ---------       -------
  Raw materials and subassemblies    $   6,046         $  14,463      $  22,798
  Work-in-process                            -                 -          9,920
  Finished goods                        43,513                 -              -
                                     ---------         ---------         ------
  Inventories, at cost                  49,559            14,463         32,718
  Less: valuation allowance             (5,000)                -              -
                                        ------         ---------         ------

  Inventories, net                   $  44,559         $  14,463      $  32,718
                                     =========         =========      =========

NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                         2000              1999           1998
                                     ---------         ---------        -------

  Furniture and equipment, at cost    $ 38,306        $ 102,478      $  113,147
  Less: accumulated depreciation       (31,106)         (95,232)        (98,406)
                                     ---------        ---------       ---------

  Furniture and equipment, net       $   7,200        $   7,246       $  14,741
                                     =========        =========       =========

Depreciation expense was $8,586 in 2000, $6,350 in 1999 and $6,328 in 1998.

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                          2000              1999           1998
                                      ---------         ---------       --------

  Accounts payable                    $ 371,837         $ 134,764      $ 66,751
  Accrued interest                       16,974            60,262        25,442
  Deferred compensation                  34,333           301,406       107,700
  Commissions payable                         -             2,500         5,000
  Accrued warranty                       20,000                 -             -
  Other accruals                          1,336                 -             -
  Administrative costs per Plan
    of Reorganization                         -            42,737        70,737
                                      ---------          --------     ---------
                                      $ 444,480         $ 541,669     $ 275,630
                                      =========         =========     =========

NOTE 7 - NOTES PAYABLE

Notes payable were due to two parties who loaned the Company money on ninety-day notes in order for the Company to retain its engineering consultant during a cash flow shortage during its bankruptcy filing. These parties were issued restricted common stock for the amounts of principal and interest due them when the Company emerged from bankruptcy in October 1999.

NOTE 8 - NOTES PAYABLE (SECURED)/CONVERTIBLE NOTE (SECURED)

The holders of these notes payable (secured) are collectively called "The Gant Group" in the Plan of Reorganization. At June 30, 1995 the principal amount of these notes was $265,400. Interest on these notes at that date amounted to $18,783. During 1995 additional interest accrued and the balance at June 30, 1996, including both principal and interest amounted to $321,339. The holders of these notes had secured a lien on the patents of the Registrant with filings with the U. S. Patent Office and therefore claimed title to all patents of the Registrant. Due to the Registrant being delinquent in payment of interest on the notes, the Gant Group brought action against the Registrant for payment of both principal and interest. The suit was transferred to the Bankruptcy Court and settlement with the Gant Group was a part of the Plan of Reorganization. The Gant Group was issued an interest bearing ten percent per annum note, secured by the assets of the Company secured with UCC1 filings. The total amount of settlement due the Gant Group and approved in this Plan of Reorganization, including principal, interest and legal fees amounted to $364,513. $60,000 of this amount was to be paid in cash with the balance due in quarterly payments over a four year period. The $60,000 was paid in July 1997 and the first installment payment for the October 1, 1997 was made.

Subsequent payments due under this agreement were not made and the Gant Group made a motion that was granted and the Company's Chapter 11 was converted to Chapter 7 (see Note 3). On September 1, 1999, The Matthews Group made a payment of $182,346 to the Gant Group to cure the existing default to the Gant Group. The Matthews Group has since made five quarterly payments to the Gant Group of

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 8 - NOTES PAYABLE (SECURED)/CONVERTIBLE NOTE (SECURED) (Continued)

$23,325, including the October 1, 2000 installment. The Matthews Group has further represented that it is its intent to make the three remaining $23,325 installments to the Gant Group as they came due January 1, 2001, April 1, 2001 and July 1, 2001.

The Matthews Group did not pay this obligation on behalf of the Company, rather it acquired the Gant Group's interest in these secured notes. The Matthews Group is to receive a convertible note for either cash payment on Veritec common stock at $.10 per share, at their sole option, for amounts paid by The Matthews Group on the Gant Group notes.

Payments by The Matthews Group to the Gant Group through June 30, 2000, are as follows:
  Principal                                                  $ 178,087
  Interest                                                      69,235
  Legal fees                                                     5,000
                                                             ---------
  Total convertible note -
    secured                                                  $ 252,322
                                                             =========
Through June 30, 2000 the ownership of the secured notes was:

  Gant Group secured notes                                   $ 108,366
  The Matthews Group convertible
    secured note                                               252,322

                                                             $ 360,688

Interest on the underlying secured notes owned by The Matthews Group subsequent to their payment of such amounts to the Gant Group have accrued to their benefit and is reflected as such in the accompanying financial statements.

These convertible notes are reflected as current in the accompanying financial statements pending clarification of the terms of convertible note.

NOTE 9 - PREPAYMENT ON STOCK/PREPAYMENT ON SUBSCRIPTION RECEIVABLE

The following parties have invested money into the Company in anticipation of receiving stock for their investments or as prepayment on the subscription receivable:
                                       2000             1999              1998
                                    ---------        ---------           ------
  The Matthews Group               $  18,047        $  45,081           $    -
  Wolodymyr Starosolsky,
    a Director of the Registrant           -           96,000           89,000
  Glen Verner                              -            5,000            5,000
  HOMETREND/HEALTH KINETICS                -           94,117          202,249
                                   ---------        ---------        ---------
         Total                     $  18,047        $ 240,198        $ 296,249
                                   =========        =========        =========

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 9 - PREPAYMENT ON STOCK/PREPAYMENT ON SUBSCRIPTION RECEIVABLE (continued)

Prepayments at June 30, 1999 and 1998 were all settled through issuances of equity or applied as payments on the subscription receivable (see Note 10:
Stockholders' Equity (Deficit); Subscription Receivable). It is assumed the prepayment at June 30, 2000 will also ultimately be applied against the subscription receivable.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

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

As part of the Plan of Reorganization, a new Series H Convertible Preferred Stock was authorized. The Plan called for the Registrant to issue 275,000 shares of restricted Series H Convertible Preferred Stock in exchange for assets of $2,000,000 being invested into the Company. Each share of Series H Convertible Preferred Stock is convertible into 10 restricted shares of the Company's common stock at the option of the holder.

On September 17, 1998, HOMETREND received 30,000 shares of Series H Convertible Preferred stock for an investment of $218,182. The number of shares and the dollar amounts are proportional to the 275,000 shares for $2,000,000 in the Plan. On November 30, 1998, HOMETREND exercised the conversion privilege and converted the 29,000 preferred shares to 290,000 shares of common stock. Since HOMETREND invested the $218,182 into the Registrant in May and June 1997, the restriction has been lifted on these new common shares.

In September 1999, The Matthews Group received 275,000 shares of Series H Convertible Preferred stock in exchange for a promissory note in the amount of $2,000,000 (see Note 10 Stockholders' Equity (Deficit); Subscription Receivable). The Matthews Group exercised the conversion privilege and converted 200,000 preferred shares to 2,000,000 restricted shares of the Company's common stock.

Common Stock
------------
In October 1999, the Company issued 628,031 shares of restricted common stock in settlement of $502,424 of post confirmation debt at $.80 per share.

In Fiscal year 1998, 10,021 "A" warrants were exercised at $2.50 per share. In fiscal year 2000, 75 "A" warrants were exercised at $2.50 per share.

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Subscription Receivable
-----------------------
In September 1999, the Company accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under the Plan of Reorganization (see Note 10 - Stockholders' Equity (Deficit); Preferred Stock). This funding is in the form of a promissory note that calls for 108 monthly payments to the Company of $18,518.52. These payments are non interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group. The Company has not perfected a security interest in the pledged properties and accordingly, this note is unsecured.

The present value of the subscription receivable, using a ten percent interest factor, is as follows:

                                  Future
                                  Dollar            Imputed            Present
                                  Amount            Interest            Value
                             -------------       -----------        -----------
  At inception                $2,000,000         $ (684,641)         $1,315,359
  Imputed interest through
    June 30, 2000                      -            137,431             137,431
  Subscription payments
    through June 30, 2000       (240,741)                 -            (240,741)
                              ----------         ----------           ---------

  At June 30, 2000            $1,759,259        $  (547,210)         $1,212,049
                              ==========        ===========          ==========

Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

The Matthews Group has made prepayments toward this subscription receivable (see
Note 9).

Common Stock Purchase Warrants
------------------------------
A summary of the various warrants provided for under the Plan of Reorganization is as follows:

    "A" warrants; extended expiration date August 5, 2001
    "B" warrants; extended expiration date August 5, 2002
    "C" warrants; extended expiration date August 5, 2003

The Board of Directors has extended the expiration dates of these warrants and may extend them before these extended expiration dates.

Each "A" warrant authorizes the holder to purchase one share of non-restricted new common stock of the Registrant at $2.50 per share.

If the "A" warrant is not exercised, then the "A" warrant expires, and the "B" and "C" warrants of the Warrant Unit terminates.

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

The "B" warrant authorizes the purchase of non-restricted new common stock of the Registrant at $5.00 per share and is exercisable for one year after the termination date of the "A" warrant.

The "C" warrant authorizes the purchase of non-restricted new common stock of the Registrant at $7.00 per share and is exercisable one year after the termination date of the "B" warrants.

NOTE 11 - LEASE

The Company leases its office facilities under a month-to-month operating lease calling for payments of $2,500 per month.

Rent expense was $20,374 in 2000.

NOTE 12 - RELATED PARTY TRANSACTIONS

The  Matthews  Group  is  the  Company's  largest  stockholder.   Related  party
transactions with The Matthews Group are as follows:

 * Convertible Note - Secured (see Note 8). Related party interest on this note has been accrued at $16,974 in the accompanying financial statements. This estimate could change based upon formalization of the terms of the convertible note - secured.
 *  Prepayment on Subscription Receivable (see Note 9).
 * Subscription Receivable (see Note 10: Stockholders' Equity (Deficit); Subscription Receivable).

The Company's President was paid $11,000 for use of an office in her home in 2000.

A principal of The Matthews Group provided factoring to the Company in 2000. The Company paid factoring fees totaling $15,000 in 2000 on a $100,000 ninety-day note and a $100,000 sixty-day note.

NOTE 13 - INCOME TAXES

Income taxes consisted of the following at June 30,

                                   2000                  1999             1998
                               ------------           -----------       -------
  Current:
    Federal                       $      -             $      -       $      -
    State                                -                    -              -
    State minimum fee                 (100)                (800)          (800)

  Deferred:
    Federal                              -                    -              -
    State                                -                    -              -
                               -----------          -----------       --------
  Income tax benefit (expense)  $     (100)         $      (800)      $   (800)
                                ==========          ===========       ========

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 13 - INCOME TAXES (Continued)

The tax effects of net operating loss carryforwards gives rise to a significant deferred tax asset. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                               2000                1999                 1998
                             ------------       -----------          -------

Gross deferred tax asset
  relating to net operating
  loss carryforwards         $ 3,506,000        $ 3,339,000        $ 3,224,000
Valuation allowance           (3,506,000)        (3,339,000)        (3,224,000)
Net deferred tax asset                 -                  -                  -
Deferred tax liability                 -                  -                  -
                             -----------        -----------        -----------

Net deferred tax asset
  (liability)                   $      -           $      -            $     -
                             ===========        ===========        ===========

At June 30, 2000, the Company has net operating loss carryforwards available to offset future taxable income as follows:

States
------
  Year                     Federal             California         Minnesota
  ----                     -------             ----------         ---------
  2001                  $   13,000             $  457,000           $     -
  2002                     314,000                301,000                 -
  2003                     913,000                480,000                 -
  2004                     829,000                451,000                 -
  2005                     643,000                   -                    -
  2006                     452,000                   -                    -
  2007                     657,000                   -                    -
  2008                     979,000                   -                    -
  2009                   1,410,000                   -                    -
  2010                   1,227,000                   -                    -
  2011                     457,000                   -                    -
  2012                     301,000                   -                    -
  2013                     480,000                   -                    -
  2014                     451,000                   -                    -
  2015                     298,000                   -                 298,000
                        ----------             ----------           ----------

                        $9,424,000             $1,689,000           $  298,000
                        ==========             ==========           ==========


NOTE 14 - UNASSERTED CLAIMS AND DISPUTED LIABILITIES

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

During its bankruptcy the Company has sought an investment group to assist it in funding the $2,000,000 called for under the Plan of Reorganization approved by the Bankruptcy Court on May 2, 1997. In the intervening years various investment groups attempted to help the Company fund this required investment. Partial fundings received from these investment groups were settled through stock issuances by the Company. One of these former investment groups has made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding: the levels of their funding; the Company's termination of their funding commitments; or for expenses incurred while they were assisting the Company.

Management believes it has appropriately reflected the activity with these investment groups in the accompanying financial statements. Management further feels these claims were settled in the bankruptcy. Due to uncertainties, however, it is at least reasonably possible that claims will be asserted and/or pursued. The ultimate outcome of these claims, if asserted and/or pursued, cannot presently be determined.

Two individuals have made claims totaling $76,674 against the Company, but have not pursued legal action relating to these claims. Management feels these claims are without merit and/or that these claims were settled by or are barred by the Company's bankruptcy. Due to uncertainties, however, it is at least reasonably possible that claims will be asserted. The ultimate outcome of these claims, if pursued, cannot presently be determined.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

                                   2000                1999               1998
                                  ---------          ---------       ---------
  Cash paid for:
    Interest                      $    -             $  22,500       $   7,613
                                  =========          =========       =========
    Income taxes                  $   4,000          $     -         $       -
                                  =========          =========       =========

Summary of Noncash Activity:

In fiscal year 2000, under its Plan of Reorganization, the Company settled $502,424 of notes payable, accounts payable and accrued expenses through the issuance of 628,031 shares of common stock valued at $.80 per share.

In fiscal year 2000, the Company issued 81,250 shares of common stock to its President at $.80 per share in settlement of $65,000 of compensation.

In fiscal year 2000, the Company issued 6,000 shares of its common stock to a consultant at $.80 per share in settlement of $4,800 of services.

In October 1999, the Company issued 187,500 shares of its common stock at $.80 per share to acquire software rights (see Note 1 - Intangible Asset).

                                  VERITEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 16 - SUBSEQUENT EVENTS

Factoring terms with a principal of The Matthews Group were changed in fiscal year 2001 to provide interest at 10% per annum. Subsequent to June 30, 2000, the Company has borrowed $101,000 from this related party under these terms.

In March 2000, the Company entered into a letter of intent to acquire Group One Label, Inc. for 200,000 shares of common stock. This purchase was contingent on completion of a private placement. The private placement was not completed and the letter of intent expired July 1, 2000. Independent of the letter of intent The Matthews Group has provided interim financing to Group One Label, Inc. Although the letter of intent has expired, the Company may still pursue this acquisition.

Item 8 -  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------
None

                                    PART III

ITEM 9 - DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
---------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
 Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------
The members of the present Board of Directors and Officers are:

           Name                      Office                           Age
-------------------------------------------------------------------------------
Mr. Larry Matthews                  Director                          72
-------------------------------------------------------------------------------
Mr. Dean Westberg                   Director                          69
-------------------------------------------------------------------------------
Ms. Van Tran                        Director, CEO, Treasurer,         55
                                    Secretary
-------------------------------------------------------------------------------
Mr. Carl Anselmo                    Interim President                 53
-------------------------------------------------------------------------------

            Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. The board of directors appoints officers. There are no family relationships between any director or officer.

    Carl S. Anselmo was appointed Interim President of Veritec Inc June 8, 2000 Mr. Anselmo is Manager of Programs at Hughes Communications Inc. His position is one of a senior level manager of technical teams that develop communication systems for high capacity data streams used in connection with earth orbiting satellites.

            Mr. Anselmo holds a Masters of Science degree in Electrical Engineering from the University of Southern California and a Bachelors of Science in Engineering from UCLA.

            He was a co-founder of Veritec Inc. and an inventor of the concept of the Vericode. He holds several United States and international patents in connection with the Vericode technology.

            Larry Matthews was appointed as Acting President and Chief Executive
Officer and Director on January 28, 1999, in conjunction with a plan from "The Matthews Group" to evaluate and possibly fund the Registrant out of Bankruptcy. Mr. Matthews has been a consultant for Vendtronics LLC (was formerly Chairman/Co-owner, sold to FEC) from 1994 to the present time. From 1984 to 1993 he was Co-founder, Director and Vice President-Engineering of ZYTEC Corporation. In prior years he was Vice-President Operations at Control Data, Design Engineer at UNIVAC and Design Engineer at Mpls./Moline/Case. Mr. Matthews currently is on the Board of Directors of Artesyn Technologies (merger of Computer

Products/ZYTEC), Pioneer Software Development, Solar Attic and Third Wave Systems companies.

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

            Mr. Dean W. Westberg was with 3M for 37 years, most of that time as a Photographic Chemist. At 3M he did factory scale-up of introductory photographic and printing products, Quality Control and Technical Service work; and he spent much time in trouble shooting for 3M. After retiring from 3M he expanded his education in International Law and foreign trade. He became involved with various start up companies in establishing trading relations between the United States and Asia. He is currently establishing a company to link small businesses in Mexico and the United States with larger North American companies.

            Mr. Westberg has a B.S. from Hamline University in Chemistry and Mathematics. He has studied at University of St. Thomas with specialties in International Finance, International Marketing, and Law.

            None of the Directors and Executive Officers have filed Form 3 required to be filed in Section 16(a) of the Exchange Act as a result of their election as directors on December 20, 1999. Delinquent reports are expected to be filed by October 30, 2000.

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

Directors did not receive any director's fees for the above meetings.


                         ITEM 10. EXECUTIVE COMPENSATION
                         -------------------------------
     Mark Pinson, Vice President for Engineering, until June 16, 2000, received compensation in the amount of $112,500 for the fiscal year ending June 30, 2000.

     The total compensation paid to all executive officers as a group (5 persons) was $177,000.

Bonuses
-------      No cash  bonuses  were  paid  by the  Registrant  to any  executive officer during the year ended June 30, 2000.

Compensation  pursuant  to plans  including  pension,  stock  option,  and stock
--------------------------------------------------------------------------------
appreciation rights plans.
-------------------------
         At June 30, 1999, the Registrant did not have any stock appreciation rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any executive officer of the Company.

Termination  of Employment  and change of control  arrangement
--------------------------------------------------------------
            During the year ended June 30, 2000, Mr. Jack Dahl and Mr. Mark Pinson left the company. No officer, director, or principal shareholder of the Registrant either received or is to receive any remuneration as a result of either: (I) the termination of such person's employment whether by resignation, termination of such person's employment, whether by resignation, retirement, or otherwise; (ii) a change of control of the Registrant or a change in such individual's responsibilities following a change in control of the Company.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The following table sets forth, as of June 30, 2000 certain information with respect to all shareholders known by the Registrant to be beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all officers and directors of the Registrant as a group:

-----------------------------------------------------------------
      Name & Address      Number of Shares    Percent of Shares
-----------------------------------------------------------------
                               Common              Common
                            (see * below)
-----------------------------------------------------------------
       Van Tran               1,377,870              21%
   1430 Orkla Drive
 Golden Valley MN 55427
-----------------------------------------------------------------
    Larry Johanns             1,296,737              20%
  1120 Mechanics St.
    Osage IA 50461
-----------------------------------------------------------------
 The Matthews Group LLC       2,593,474              40%
    1430 Orkla Drive
 Golden Valley MN 55427
-----------------------------------------------------------------

*Includes shares of common stock that my be issued upon conversion of Series H Preferred Stock which may be converted at any time. Conversion may take place as follows: Ms. Van Tran, 375,000 shares; Mr. Larry Johanns, 375,000 shares; Matthews Group LLC, 750,000 shares.

ITEM 12. CERTAIN TRANSACTIONS
-----------------------------
         In September 1999 the Company accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under the Plan of Reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to the Company of $18,518.52. These payments are non interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group. The Company has not perfected a security interest in the pledged properties and accordingly, this note is unsecured.

Subscription receivable and notes from Matthews Group.
------------------------------------------------------
         The Matthews Group paid the Gant Group $182,345.87 to bring the note between the Gant Group and the Registrant up to date on both principal and interest. The Matthews Group has also committed to the Gant Group that it will make the remaining payments on the note. The Registrant owes the Matthews Group the amounts paid to the Gant Group and will owe any additional amounts paid by the Matthews Group on the notes. The Matthews Group, LLC has taken a secondary position to the Gant Group in the Company's patents which are the collateral for the note to the Gant Group. Upon payment in full to the Gant Group, the Matthews Group will have a first position in this collateral until this obligation is repaid to the Matthews Group.


     The Registrant has adopted a policy that any transactions between the Company and Directors, officers or entities of which they are also Officers or directors or in which they have a financial interest, will only be on terms consistent with industry Standards and approved by a majority of the disinterested directors of the Company's Board and based upon a determination that these transactions are on terms no less favorable to the Company than those which could be obtained by unaffiliated third parties. This policy could be terminated in the future. The Articles of Incorporation of the Company provides that no such transactions by the Registrant shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board or a committee thereof which approves such transaction or solely because their votes are counted for such purpose. In addition, interested Directors may be counted in determining the presence of a quorum at a meeting of the Board or a committee thereof which approves such a transaction.

     The  following  are  transactions   considered  by  the  Registrant  to  be
significant of disclosure pursuant to Regulation 228.404 of Regulation S-B:

Related party transactions
--------------------------
The  Matthews  Group  is  the  Company's  largest  stockholder.   Related  party
transactions with The Matthews Group are as follows:

 * Convertible Note - Secured (see Report of Auditors Note 8). Related party interest on this note has been accrued at $16,974 in the accompanying financial statements. This estimate could change based upon formalization of the terms of the convertible note - secured.
 *  Prepayment on Subscription Receivable (see Report of Auditors Note 9).
 * Subscription Receivable (see Report of Auditors Note 10: Stockholders' Equity (Deficit); Subscription Receivable).

The Company's President was paid $11,000 for use of an office in her home in 2000.

A principal of The Matthews Group provided factoring to the Company in 2000.
The Company paid factoring fees totaling $15,000 in 2000 on a $100,000 ninety-day note and a $100,000 sixty-day note.



                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
                   ------------------------------------------
Exhibits

                                                                  Page No.
                                                                  --------
Reference is made to the Exhibit  Index  contained in this
Annual Report on Form 10-KSB                                          41

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




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
                                   VERITEC INC.

                             /s/ Van Tran
                             ---------------------------------

                             Van Tran, Chief Executive Officer

         Signature                  Title                           Date
/s/ Ms. Van Tran           Chief Executive Officer,
                            Treasurer, Secretary
-----------------------------------------------------------------------------

/s/ Mr. Carl Anselmo              President
-----------------------------------------------------------------------------

/s/ Mr.Larry Matthews      Chairman of the Board of Directors
-----------------------------------------------------------------------------

/s/ Mr. Dean Westburg         Member of the Board

-----------------------------------------------------------------------------
/s/ Mr. Charles HunterMann   Chief Financial Officer
-----------------------------------------------------------------------------

EXHIBIT INDEX
                                  June 30, 2000

Exhibits
--------
                                                                     Page No.
   Item No.               Description of Document                   (footnote)
   --------               -----------------------                    ---------








     There were no 8-K filings during the fiscal years ended June 30, 2000, 1999, 1998, 1997.