Form 10QSB
period 2000-09-30
VERITEC INC
filed 2000-11-08
CIK 773318

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB

(Mark One)

  X       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
-------   ACT OF 1934  (No fee required)


                For the quarterly period ended September 30, 2000
                                               ------------------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

          For the transition period from          to
                                        ----------  ------------
Commission file number   0-15113
                         -------
                                  VERITEC INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                      ___________________________________
                      (IRS Employer Identification Number)

            1000 BOONE AVENUE NORTH SUITE 110, GOLDEN VALLEY MN 55427
            ---------------------------------------------------------
               (Address of principal executive offices, zip code)

                                  763-525-8470
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 2000 the company had:

                        Number of Shares of Common Stock
             ------------------------------------------------------
                                    6,530,612
             ------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
Item 1. Financial Statements
----------------------------      VERITEC INC
                                  BALANCE SHEET
                                   (unaudited)

                                             30-Sep-00           30-Jun-00
                Assets
Current Assets
Cash                                       $       4,264          $       3,964
Receivables                                       84,354                 49,650
Inventories                                       55,962                 44,559
Prepaids                                          10,500                  2,500
                                           -------------          -------------
Total Current Assets                       $     155,080          $     100,673

Fixed Assets (net)                         $       7,244                  7,200
Intangible assets (net)                          163,333                173,333
                                           -------------           ------------
Total Assets                               $     325,657           $    281,206
                                           =============           ============

        LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Notes payable
Notes Payable (secured)                          $88,252           $    108,366
Convertible note (secured)                       275,647                252,322
Bank overdraft                                     5,194                 35,362
Accounts payable & accrued expenses        $     561,801                412,083
                                           -------------           ------------
Total current liabilities                  $     930,894           $    808,133
                                           -------------           ------------
Prepayment on stock & subscription         $      22,492           $     18,047
receivable

Stockholders' equity (deficit)
  Preferred stock, par value $1.00,        $     366,007           $    366,007
  authorized 10,000,000 shares, 275,000
      shares of Series H authorized
Common stock, par value $.01,                     65,306                 65,306
      authorized 20,000,000 shares
Subscription receivable                       (1,186,584)            (1,212,049)
Additional paid in capital                    11,461,499             11,431,439
Accumulated deficit                          (11,333,956)           (11,195,678)
Stockholders' equity (deficit)                  (627,729)              (544,975)
                                           -------------           ------------
Total liabilities & stockholders' equity   $     325,657           $    281,205
                (deficit)                  =============           ============



   The accompanying notes are an integral part of these financial statements.

                                  VERITEC INC
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                         For the quarter ending

                                       30-Sep-00     30-Sep-99

Revenues

Total Revenues                     $     79,854     $   45,852
Cost of Sales                            19,349          3,583
                                   ------------     ----------

Gross Profit                       $     60,505     $   42,269

Sales commissions                  $      2,488     $   13,785
                                   ------------     ----------

Gross profit after commissions &   $     58,017     $   28,484
             warranty

Expenses:

Administration                     $    192,891     $   50,975
Sales & Marketing
                                              -          3,792
Engineering & R&D                         1,692         42,797
                                   ------------     ----------
Total Expenses                     $    194,583     $   97,564
Gain (loss) from operations        $   (136,566)    $  (69,080)
Other Income (expense)

Interest income (expense) net      $     (1,713)    $   29,380
Total other income (expense)       $     (1,713)    $   29,380
                                   -------------    ----------
Net Income (loss)                  $   (138,279)    $  (39,700)
                                   ============     ==========

Earning (loss) per share              ($.02)           ($.01)












   The accompanying notes are an integral part of these financial statements.

                                  VERITEC INC
                           STATEMENT OF CASH FLOWS
                                         For the quarter ending September 30,

                                                (unaudited)      (unaudited)
                                                   2000              1999

Cash flow from operating activities
Net loss                                        $  (138,279)    $     (39,700)
   Adjustments to reconcile net loss to net cash from operating activities

Depreciation and amortization                   $     9,956     $       1,275
(Increase) decrease in assets
Receivables                                         (34,704)           23,000
Inventories                                         (11,403)          (11,816)
Prepaids                                             (8,000)
                                                                            -
Increase (decrease) in liabilities
                                                                            -
Accounts payable & accrued expenses                 149,718           (31,062)
Changes in secured liabilities                        3,212
Bank overdraft                                      (30,168)                -
                                               -------------    -------------
Net cash used by opening activities            $    (59,668)    $     (58,303)

Cash flow from financing activities
Prepayment on subscription receivable          $      4,444     $      37,273
Subscription receivable                              25,465        (1,284,750)
Issuance of preferred stock                                         1,315,359
Added paid in capital                              30,060.0                 -
                                               ------------     -------------

Net cash provided by financing activities      $     59,969     $      67,882

Net cash increase for period                   $        301     $       9,579
Cash at beginning of the period                       3,964             3,664
rounding                                                 (1)                -
                                               ------------     -------------
Cash at the end of the period                  $      4,264     $      13,243
                                               ============     =============
Basis of Presentation

     The unaudited financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended June 30, 2000. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of normal recurring accruals only), which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Cash
----
          Cash balances are maintained in a single financial institution. The balances from time to time exceed the federally insured limits of $100,000. The company has experienced no losses in these accounts and believes that it is not exposed to any significant risk of loss on its cash balances. The cost and fair market value of any financial instruments held are approximately equal.

Revenues
--------
     Revenues from products and engineering sales are recognized when the products are shipped and services preformed. Royalties and license fees are recognized upon completion of the terms of the agreement.

     Foreign based revenue accounted for 100% of the revenues earned from sales of product and royalties during this quarter. All sales were made and received in United States dollars. There was no currency exchange risk.


Item 2.  Management's Discussion and Analysis
---------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS.

Notes payable to a group of secured creditors - "The Gant Group"
----------------------------------------------------------------
         As discussed more completely in NOTE 8 -- NOTES PAYABLE (SECURED)/CONVERTIBLE NOTE (SECURED) found in the auditor's report in the Form 10-KSB filed by the company for the period ending June 30, 2000, the Mathews Group has been making principal and interest payments to the Gant Group for a note from the company held by the Gant Group. Payments on this note are current.

Liquidity and Capital Resources
-------------------------------
Debt owed by the Company at September 30, 2000 was as follows

                                   (unaudited)   (unaudited)        increase
                                    30-Sep-00      30-Jun-00       (decrease)

Notes Payable (secured)             $   85,040   $  108,366        $ (23,326)
Convertible note (secured)             275,647      252,322           23,325
Bank overdraft                           5,194       35,362          (30,168)
Accounts payable & accrued expenses $  565,013   $  412,083          152,930
                                    ----------   ----------        ---------
Total liabilities                   $  930,894   $  808,133        $ 122,761
                                    ===========  ==========        =========


           During the period ending September 30, 2000 the company added to its accounts payable during the period accounting for 49% of the increase in debt. The company took on these additional payables to record the additional costs for professional services.

     The working capital of the company is shown below. The company's liquidity has declined during the quarter.
                                      30-Sep-00                     30-Jun-00
                                     (unaudited)                   (unaudited)
Working capital (deficit)        $     (415,127)               $     (346,772)
                                 ===============               ===============
     The company does not expect revenues from operations to be adequate to meet all costs and expenses of the company for the remainder of the fiscal year. The company must secure adequate and stable financing to allow it to meet the selling opportunities that exist. The company is continuing to solicit present customers, develop future customers, add sufficient staff, and raise additional investment in order to increase its sales. However, there is no assurance that any of these efforts will result in additional sales sufficient to generate adequate revenues to meet the costs and expenses of company operations.

Financial and Operational Outlook
---------------------------------
     The company received orders for its programmable hand scanners in the amount of $44,000 from foreign customers during the quarter. These scanners were completed and delivered during the quarter.

     The royalty from Mitsubishi for sales in Korea and other countries continued to be received and is expected to bring a constant stream of revenue into the company on a quarterly basis in the future.

     Working models of our scanners have been received and paid for by a company in North America and Korea. Future sales to these companies are possible.

Results of Operations
---------------------
                        Comparison of the quarter ending September 30, 2000 with the quarter ending September 30, 1999.

     The Company had revenues of $79,854 in the quarter ended September 30, 2000, as compared with $45,852 during the quarter ending September 30, 1999. The revenues for the quarter in 2000 were from sales of scanners and royalties. The revenues from the 1999 quarter were also from scanner sales, engineering sales, and royalties. The Company is in discussion with several potential customers for fixed and portable scanner sales but cannot reasonably project future revenues at this time. Foreign business companies have inquired about licensing the Company's software for use outside of North America. There is no assurance at this time that the company can generate sufficient revenue to break even in the foreseeable future.

     Operating expenses increased in the September 2000 quarter as compared to the 1999 quarter due to an increase in operating activity on the part of management to complete the sales made in the year ended June 30, 2000 and to raise money for on going operations of the business.

      (unaudited)                For the Quarter Ending September 30,
Expense category                     2000             1999        Inc/(dec)
                                     ----             ----        ---------
General and Administrative     $    192,891       $     50,975     $141,916
Sales and marketing            $          -       $      3,792     $ (3,792)
Engineering, R&D               $      1,692       $     42,797     $(41,105)
                               ------------       ------------     --------
                               $    194,583       $     97,564     $ 97,019
                               ============       ============     ========

         Engineering, R&D expenses decreased because the Company is moving out of the engineering development phase of its products and into the marketing and selling phase of its operations.

         Sales and marketing expenses decreased due to time spent trying to attract capital investment in the company.


Capital Expenditures and Future Commitments
-------------------------------------------
         Capital expenditures amounting to $3,238.00 were made during the period for office equipment. There are no current commitments for material capital expenditures during the next 9 months. The company believes its need for additional capital equipment will continue if expected new orders are placed for its products. The amount of such additional capital required is uncertain and may be beyond that which is generated from operations.


Factors that may effect future results.
---------------------------------------
         The Matthews Group continues to make payments of $18,518.52 per month as required by the subscription agreement. The Matthews Group has, from time to time, advanced amounts in addition to the required monthly payment as needed to finance the continued operations of the company. The company's marketing, sales, and production program will require additional financing until the revenue from sales exceeds the cash provided from sales collections and the payments of $18,518.52 per month. There is no formal commitment on the part of the Matthews Group or any other person to provide this additional cash.


                            PART II OTHER INFORMATION
                            -------------------------

Item 1.  Legal Proceedings.
---------------------------
         As explained more completely in Form 10-KSB filed for the period ending June 30, 2000 by the company, a shareholder is suing the company and various individuals alleging actions were taken without proper authority of the corporation's board of directors and/or contrary to the plan of reorganization the corporation filed and completed under Chapter 11 of the U.S. Bankruptcy Act. Subsequent to the end of the period represented by this Form 10-QSB an answer was filed and motions submitted to dismiss this action. Results of these answers and motions are pending at this time.

Item 2.  Changes in Securities.
-------------------------------
         None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.
---------------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
None.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Veritec  Inc.
-------------------------

Date:     Nov 3  2000                               /s/ Van Tran
      ---------------------------------             -----------------------
                                                    Van Tran - CEO

Date:     Nov 3  2000                               /s/ Charles HunterMann
      ---------------------------------             -----------------------
                                                    Charles HunterMann -  CFO