Form 10QSB
period 2000-12-31
VERITEC INC
filed 2001-02-09
CIK 773318

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB
(Mark One)

      X            QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
 ------------      EXCHANGE ACT OF 1934  (No fee required)

         For the quarterly period ended   December 31, 2000
                                       ----------------------
-------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

Commission file number   0-15113
                         -------
                                  VERITEC INC.
        -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
             -------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
          -----------------------------------------------------------
                      (IRS Employer Identification Number)

            1000 BOONE AVENUE NORTH SUITE 110, GOLDEN VALLEY MN 55427
        --------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                  763-525-8470
                         ------------------------------------
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
         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of December 31, 2000 the company had:

                        Number of Shares of Common Stock
             ------------------------------------------------------
                                    6,655,939
             ------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                                   Veritec Inc
                                 Balance Sheets

                                            (unaudited)        (unaudited)
                                         December 31, 2000     June 30, 2000
Assets
      Current Assets
            Cash                          $       10,625      $         3,964
            Accounts Receivable                    9,537               49,650
            Inventory                             15,249               44,559
            Other                                  2,900                2,500
                                          --------------      ---------------
      Total Current Assets                        38,311              100,673

      Fixed Assets                               161,610              180,533
                                          --------------      ---------------

Total Assets                              $      199,921      $       281,206
                                          ==============      ===============

Liabilities and Equity
      Liabilities

      Current Liabilities
            Accounts Payable & Accrued Expenses  516,562              447,446


      Total Current Liabilities                  516,562              447,446

      Long Term Liabilities
            Secured Note Payable          $            -      $       108,366
            MG Secured Note                      397,374              252,322
            Prepayment on Subscription Rec        21,936               18,047
                                          --------------      ---------------
      Total Long Term Liabilities         $      419,310      $       378,735

Total Liabilities                               $935,872      $       826,181
                                          ==============      ===============
      Equity
            Subscription Receivable       $   (1,160,477)     $    (1,212,049)
            Common Stock                          66,558               65,306
            Additional Paid in Capital        11,547,773           11,431,439
            Preferred Stock                      366,007              366,007
            Retained Earnings                (11,172,404)         (11,195,678)
            Net Income                          (383,409)                   -
                                          --------------      ---------------
      Total Equity                        $     (735,951)     $      (544,975)

Total Liabilities and Equity              $      199,921      $       281,206
                                          ==============      ===============

                                   Veritec Inc
                             Statement of Operations
                                 (unaudited)                   (unaudited)

                                     For the six months ended          For the three months ended
                                   31-Dec-00         31-Dec-99         31-Dec-00       31-Dec-99

Revenue                            $ 125,023        $  232,652        $  43,771        $  186,800
Cost of Sales                        (51,921)          (66,930)         (32,612)          (63,347)
                                   ---------        ----------        ---------        ----------
Gross Profit                       $  73,102        $  165,722        $  11,159        $  123,453

Commissions                           (4,247)          (56,142)          (1,760)          (42,357)
                                   ---------        ----------        ---------        ----------

Gross Profit after Commissions     $  68,855        $  109,580        $   9,399        $   81,096

Operating Expense
Engineering                           79,606            91,788           77,913            48,991
Marketing                              8,905            33,408            8,905            29,616
Administrative                       335,971           108,508          142,966            57,533
                                   ---------        ----------        ---------        ----------
Total Operating Expense            $ 424,482        $  233,704        $ 229,784        $  136,140

Net Operating Profit (loss)         (355,626)         (124,124)        (220,385)          (55,044)

Financing Expense                    (27,782)           49,724          (21,167)           20,344
                                   ---------        ----------        ---------        ----------
Net Profit (loss)                  $(383,409)       $  (74,400)       $(241,552)       $  (34,700)
                                   =========        ==========        =========        ==========

                Statement of Cash Flow For the six months ending:
                                          (unaudited)            (unaudited)
                                           31-Dec-00              31-Dec-99
Cash flow from operating activities

Net Loss                                    $  (383,409)          $  (74,400)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization                 $    22,162           $    9,216
(Increase) decrease in assets:
Accounts receivable                         $    40,113           $  (62,133)
Inventory                                        28,580               (7,429)
Increase (decrease) in liabilities
Accounts payable & accrued expenses              51,575              (87,259)
Accrued interest                                 (8,855)              19,969
Deferred compensation                            50,000             (279,286)
Commissions payable                                   -               21,868
                                            -----------           ----------

Total adjustments                           $   183,575           $ (385,054)

Cash flow from investing activities
Purchase of tangible assets                      (3,238)
Purchase of intangible assets                         -             (200,000)
                                            -----------           ----------
Net cash used for investing activities      $    (3,238)          $ (200,000)

Cash flow from financing activities
Issuance of common stock for debt           $         -           $  717,422
Issuance of notes payable                        36,686              105,000
Issuance of preferred stock from advances                           (240,198)
Prepayment on subscriptions receivable            3,889               67,798
Payments on subscriptions receivable             51,573               54,242
Issuance of common stock                        117,586                    -
                                            -----------           ----------
Net cash provided by financing activities   $   209,734           $  704,264

Increase (decrease) in cash position        $     6,661           $   44,810
Cash at beginning of period                       3,964                3,664
                                            -----------           ----------
Cash at end of period                       $    10,625           $   48,474
                                            ===========           ==========

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

Notes payable to a group of secured creditors - "The Gant Group"
----------------------------------------------------------------
         On December 1, 2000 the Matthews Group LLC paid the note held by the Gant Group in full. As a result of this payment the liens held by the Gant Group have been assigned to the Matthews Group.

                         Liquidity and Capital Resources
                         -------------------------------
Debt owed to the company at December 31, was as follows:

                                   (unaudited)    (unaudited)        Increase
                                    31-Dec-00      30-June-00        (decrease)

Secured Note Payable                                $108,366        $  (108,366)
Convertible secured note             $397,374        252,322            145,052
Bank overdraft                                        35,362            (35,362)
Accounts payable & accrued expenses   538,498        430,131        $   108,367
                                    ---------       --------        -----------

Total Liabilities                    $935,872       $826,181        $   109,691
                                    =========       ========        ===========

         During the period ending December 31, 2000 the company added to its current liabilities during the period accounting for 99% of the increase in debt. The remaining increase in liabilities resulted from the restructuring of the amounts owed to the Gant Group. The additional payables were incurred as professional services in order to provide litigation and patent protection services.

         The working capital of the company is shown below. The company's liquidity has declined during the quarter.

                                     31-December-2000              30-June-2000
                                        (unaudited)                 (unaudited)
     Working capital (deficit)          $(478,251)                   $(346,772)
                                        =========                    =========

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

Financial and Operational Outlook
---------------------------------
         The royalty from Mitsubishi for sales in Korea and other countries continued to be received and is expected to bring a constant stream of revenue into the company on a quarterly basis in the future.

         Working models of our scanners have been received and paid for by a company in North America and Korea. Future sales to these companies are possible.

Results of Operations
---------------------
         Comparison of the quarter ending December 31, 2000 with the quarter ending December 31,1999.

         The Company had revenues of $43,771 in the quarter ended December 31, 2000 as compared with $186,800 during the quarter ending December 31, 1999. The revenues for the quarter in 2000 were from sales of scanners and royalties. The revenues from the 1999 quarter were also from scanner sales, engineering sales, and royalties. The Company is in discussion with several potential customers for fixed and portable scanner sales but cannot reasonably project future revenues at this time. Foreign business companies have inquired about licensing the Company's software for use outside of North America. There is no assurance at this time that the company can generate sufficient revenue to break even in the foreseeable future.

         Operating expenses increased in the December 31, 2000 quarter as compared to the 1999 quarter due to an increase in operating activity on the part of management to complete the sales made in the present fiscal year and to raise money for on going operations of the business.


             Operating expenses for the quarter ending December 31,

Expense category                2000            1999             Inc./(dec)

General & Administrative     $142,966        $ 57,533              $85,433
Sales & marketing               8,905          29,616              (20,711)
Engineering, R&D               77,913          48,991               28,922
                             --------        --------              -------

Total                        $229,784        $136,140             $ 93,644
                             ========        ========             ========

         Engineering, R&D expenses continue to decrease as the Company moves out of the engineering development phase of its products and into the marketing and selling phase of its operations.

         Sales and marketing expenses decreased due to time spent trying to attract capital investment in the company.

         General and administrative cost increased due to cost of finding capital, as well as the addition of new employees and professional fees incurred in for the continued litigation and protection of patents.

Capital Expenditures and Future Commitments
-------------------------------------------

         Capital expenditures in the amount of $3,238 were made during the period for office and technical equipment. There are no current commitments for material capital expenditures during the next 6 months. The company believes its need for additional capital equipment will continue if expected new orders are placed for its products. The amount of such additional capital required is uncertain and may be beyond that which is generated from operations.


Factors that may effect future results.
---------------------------------------
         The Matthews Group LLC continues to make payments of $18,518.52 per month as required by the subscription agreement. The Matthews Group LLC has, from time to time, advanced amounts in addition to the required monthly payment as needed to finance the continued operations of the company. The company's marketing, sales, and production program will require additional financing until the revenue from sales exceeds the cash provided from sales collections and the payments of $18,518.52 per month. There is no formal commitment on the part of the Matthews Group LLC or any other person to provide this additional cash.

                            PART II OTHER INFORMATION
                            -------------------------

Item 1.  Legal Proceedings.
---------------------------
         As explained more completely in Form 10-KSB filed for the period ending June 30, 2000 by the company, a shareholder is suing the company and various individuals alleging actions were taken without proper authority of the corporation's board of directors and/or contrary to the plan of reorganization the corporation filed and completed under Chapter 11 of the U.S. Bankruptcy Act. During this quarter the California court granted the motion to transfer the suit to the Federal District Court in Minnesota. No further action has been taken on this suit at the time of this report.

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

Item 5.  Other Information.
---------------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

                                Form 8-K Filings

 Date of Filing           Items Reported           Financial Statements Filed
 --------------           --------------           --------------------------
                           Other Events:
 January 31, 2001       Change in Officers                     None

                        Refinancing of Secured Note

 December 5, 2000          Other Events:                       None
                        Change In Officers

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Veritec  Inc.

Date:             February 6, 2000                     /s/ Van Tran
     ----------------------------------                -----------------------
                                                       Van Tran - CEO