Form 10QSB
period 2001-03-31
VERITEC INC
filed 2001-05-15
CIK 773318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X   Quarterly Report  Under Section 13 or 15(d) of the Securities Exchange Act
----- of 1934 (No Fee Required)

      For the quarterly period ended March 31, 2001

      Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from                       to               .
                                    ----------------------   ---------------

         Commission file number     0-15113
                                  ------------------------------------------

                                  VERITEC INC.
                                  ------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Nevada                                          95-3954373
       -----------------                              ----------------------
(State or Other Jurisdiction of                      (IRS Employer ID Number)
Incorporation or Organization)

       1000 Boone Avenue North, Suite 110, Golden Valley, Minnesota 55427
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  763-525-8470
                                  ------------
                 (Issuer's Telephone Number Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes        X               No
   -------------             ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of April 13, 2001:   6,550,015
                                                                  ------------

                                      INDEX

                                                    VERITEC INC.


PART I, FINANCIAL INFORMATION
-----------------------------
                                                                      Page
                                                                      ----
Item 1.  Financial Statements (Unaudited).

         Condensed balance sheets as of March 31, 2001
           and June 30, 2000                                            2

         Condensed statements of operations for the
           three months and nine months ended March 31, 2001
           and 2000                                                     3

         Condensed statements of cash flow for the nine months
            ended March 31, 2001 and 2000                               4

         Notes to condensed financial statements                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10


PART II.      OTHER INFORMATION
-------------------------------
Item 1.       Legal Proceedings                                        12

Item 2.       Change in Securities                                     12

Item 3.       Defaults Upon Senior Securities                          12

Item 4.       Submission of Matters to a Vote of Security Holders      12

Item 5.       Other Information                                        12

Item 6.       Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                             13

Item 1.  Financial Statements (Unaudited)

                                  VERITEC INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                               March 31,              June 30,
                                                  2001                  2000
                                              ------------     ----------------
                      ASSETS
                      ------
Current assets:
    Cash                                     $       186           $     3,964
    Accounts receivable:
      Trade                                       23,422                19,650
      Other                                            -                30,000
    Inventories                                        -                44,559
    Prepaids                                       2,500                 2,500
                                             -----------           -----------
                Total current assets              26,108               100,673

Furniture and equipment, net                       7,319                 7,200
Intangible asset, net                            143,335               173,333
                                             -----------           -----------
                Total assets                 $   176,762           $   281,206
                                             ===========           ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------
Current liabilities:
    Notes payable (secured)                  $         -           $   108,366
    Convertible note (secured)                   397,374               252,322
    Bank overdraft                                 9,574                35,362
    Accounts payable and accrued expenses        159,158               194,381
    Disputed liabilities                         217,702               217,702
                                             -----------           -----------
      Total current liabilities                  783,808               808,133
Commitments and contingencies                          -                     -
                                             -----------           -----------
      Total liabilities net                      783,808               808,133
                                             -----------           -----------
Prepayment on stock and subscription
    receivable net                               253,233                18,047
                                             -----------           -----------
Stockholders' equity (deficit):
    Preferred stock: par value $1.00,
      authorized 10,000,000 shares,
      275,000 shares of Series H authorized      366,007               366,007
    Common stock, par value $.01,
      authorized 20,000,000 shares                66,558                65,306
    Subscription receivable                   (1,133,711)           (1,212,049)
    Additional paid-in capital                11,576,563            11,431,439
    Accumulated deficit net                  (11,735,696)          (11,195,678)
                                             -----------           -----------
      Total stockholders' equity (deficit)      (860,279)             (544,975)
                                             -----------           -----------
      Total liabilities and
        stockholders' equity (deficit) net   $   176,762           $   281,206
                                             ===========           ===========
                       See notes to financial statements.

                                  VERITEC INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three Months Ended       Nine Months Ended
                                        March 31,               March 31,

                                    2001        2000        2001         2000
                                ----------  ----------  ----------   ----------

Revenues                        $   50,631  $  840,306  $  175,655   $1,072,958
Cost of sales                           80     268,013      51,382      334,943
                                ----------  ----------  ----------   ----------

Gross profit                        50,551     572,293     124,273      738,015

Commissions                              -     245,667       4,248      301,809
                                ----------  ----------  ----------   ----------

Gross profit after
    commissions                     50,551     326,626     120,025      436,206
                                ----------  ----------  ----------   ----------

Operating expenses:
  Engineering                       58,152      68,537     137,758      160,325
  Marketing                         18,931      40,545      27,837       73,953
  Administrative                   152,194      47,435     475,694      155,943
                                ----------  ----------  ----------   ----------
   Total operating expenses        229,277     156,517     641,289      390,221
                                ----------  ----------  ----------   ----------

Income (loss) from operations     (178,726)    170,109    (521,264)      45,985

Interest income                          -      31,327          49      106,714
Interest expense                   (11,261)    (24,079)    (39,092)     (49,742)
Income taxes                             -           -           -            -
                                ----------  ----------  ----------   ----------

   Net income (loss)              (189,987)    177,357    (560,307)     102,957

Other comprehensive income
    (expense)                            -           -           -            -
                                ----------  ----------  ----------   ----------

   Comprehensive income (loss)  $ (189,987  $  177,357  $ (560,307)  $  102,957
                                ==========  ==========  ==========   ==========

Basic loss per common share     $     (.03) $      .03  $     (.09)  $      .02
                                ==========  ==========  ==========   ==========

Weighted average common
    shares outstanding           6,655,939   6,501,572   6,582,468    4,357,091
                                ==========  ==========  ==========   ==========
                       See notes to financial statements.

                                  VERITEC INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                    Nine Months Ended
                                                          March 31,
                                                      2001             2000
                                                 ------------    -------------
Cash flows from operating activities:
 Net income (loss)                                $ (560,307)       $ 102,957
 Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
    Depreciation and amortization                     33,118           20,187
    Interest converted to note                        36,686                -
    Accounts receivable                               26,228         (270,857)
    Inventory                                         44,559          (71,863)
    Other assets                                           -           (8,127)
    Bank overdraft                                   (25,788)               -
    Accounts payable and other liabilities            43,111         (238,552)
                                                  ----------       ----------
Cash flows from operating activities                (402,393)        (466,255)
                                                  ----------       ----------
Cash flows from investing activities:
Purchases of fixed assets                             (3,238)               -
Purchase of intangible assets                              -         (200,000)
                                                  ----------       ----------
Cash flows from investing activities                  (3,238)        (200,000)
                                                  ----------       ----------
Cash flows from financing activities:
Issuance of notes payable                                  -          105,000
Conversion of debt to common stock                         -          720,442
Payments on subscription receivable                  166,667           78,470
Prepayment on subscription receivable                235,186           12,243
Issuance of preferred stock from advances                  -         (240,148)
                                                  ----------       ----------
Cash flows from financing activities                 401,853          676,007
                                                  ----------       ----------
Increase (decrease) in cash                           (3,778)           9,752

Cash:
Beginning of period                                    3,964            3,664
                                                  ----------       ----------

End of period                                     $      186       $   13,416
                                                  ==========       ==========







                       See notes to financial statements.

                                  VERITEC INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

A.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB filing for the period ended June 30, 2000.

Company
-------
Veritec Inc. (the "Company") was incorporated in Nevada on September 8, 1982. The Company is primarily engaged in the development, marketing and sales of a line of microprocessor-based encoding and decoding system products that utilize its patented Vericode Symbol technology. The Company's VeriSystem enables a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data to a product which enables automatic identification and collection of data. The Company has also developed its Veritaggant Covert Identification System, which enables the application of a label or tag to a product for subsequent verification of its authenticity. The Veritaggant Covert Identification System is not currently being marketed by the Company.

Revenue Recognition
-------------------
Revenues from products sales and engineering are recognized when products are shipped or services are performed. License fees are recognized upon completion of all required terms under the agreement.

Royalties are recognized as earned. To date these royalties have been earned in a foreign currency. The Company records these revenues in U.S. dollars at the exchange rate in effect at the date of remittance. Accordingly, the Company has historically not been susceptible to translations gains or losses.

Intangible Assets
-----------------
On October 12, 1999, the Company purchased certain software, source code, documentation, manuals and other written material for $50,000 and 187,500 shares of restricted common stock valued at $.80 per share. The Company has recorded this purchased software at cost, $200,000, and is amortizing it over 10 years using the straight-line method.

                                  (Continued)

                                  VERITEC INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


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

Long-Lived Assets
-----------------
In accordance with SFAS 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

Earnings (Loss) Per Share ("EPS")
---------------------------------
Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from conversion of Series H preferred stock or the exercise of options and/or warrants, and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period. The computation of diluted EPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on the calculation of earnings per share.








                                  (Continued)

                                  VERITEC INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

Concentrations, Risks and Uncertainties
---------------------------------------
    Subscription Receivable
    -----------------------
    The Company's largest asset (presented as a contra equity amount in the accompanying financial statements) is the subscription receivable from The Matthews Group. This subscription receivable is secured by a pledge of properties controlled by a principal of The Matthews Group. The Company has not perfected a security interest in the pledged properties and accordingly, this note is unsecured.

    Management has deemed this receivable to be fully collectible. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount, if any, cannot be estimated.

    Financing Concentration
    -----------------------
    The Company is dependent on The Matthews Group to meet operating needs and to make payments on secured promissory notes.

    Disputed Liabilities
    --------------------

    The disputed liabilities primarily relate to the bankruptcy period and claims against the Company from before the bankruptcy period. The Company feels that these claims are without merit and/or were discharged in the bankruptcy.

    The balance of the disputed liabilities relate to an agreement entered into with a former employee of the Company. The Company takes the position that these amounts are no longer owing because this former employee breached the terms of this agreement. The Company has commenced litigation against this former employee for breaching this agreement. See Legal Proceedings.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in accompanying financial statements, the Company has incurred recurring net losses. The Company has a working capital deficiency and a stockholders' deficit. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In September 1999, The Matthews Group committed to:

  * Invest  the  $2,000,000 in assets required under the Plan of Reorganization,
  * Pay  the  delinquent  amounts  due under  the  secured promissory notes, and
  * Finance the operations of the Company.

                                  (Continued)

                                  VERITEC INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

To date The Matthews Group has funded $351,852 under the subscription receivable and made prepayments on the subscription receivable of $253,233 to assist the Company in meeting its cash flow needs. The Matthews Group has further made payments and incurred costs totaling $397,374 on the secured notes to prevent the secured note holders from foreclosing. The Matthews Group has indicated it will continue to meet its obligation under the subscription receivable. The Matthews Group has further indicated it will continue to fund additional amounts into the Company as needed.

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

Convertible Note - The Matthews Group
-------------------------------------
On December 1, 2000, The Matthews Group, LLC paid the note held by the Gant Group in full. As a result of this payment the liens held by the Gant Group have been assigned to The Matthews Group.

The terms of the convertible note payable have yet to be formalized, but it is anticipated this note will bear interest at 10% and will be convertible into shares of the Company's common stock at $.10 per share consistent with an earlier agreement between the Company and The Matthews Group.

Subscription Receivable
-----------------------
In September 1999, the Company accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under the Plan of Reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to the Company of $18,518.52. These payments are non interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group. Allegations have been made, but not filed, that the pledged properties do not sufficiently collateralize the subscription receivable and/or that the nature, encumbrances or ownership of the pledged properties was not properly disclosed. Regardless of these allegations, the Company has not perfected a security interest in the pledged properties and accordingly, this note is unsecured.









                                  (Continued)

                                  VERITEC INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


The present value of the subscription receivable, using a ten percent interest factor, is as follows:

                                Future
                                Dollar      Imputed        Present
                                Amount      Interest        Value
                              ----------   -----------   ----------
  At inception                $2,000,000   $ (684,641)   $1,315,359
  Imputed interest through
    March 31, 2001                     -      170,204       170,204
  Subscription payments
    through March 31, 2001      (351,852)           -      (351,852)
                              ----------   ----------    ----------

  At March 31, 2001           $1,648,148   $ (514,437)   $1,133,711
                              ==========   ==========    ==========


Prepayment on Subscription Receivable
-------------------------------------
Non  interest   bearing   advances  have  been  made  against  the  subscription
receivable. It is assumed the prepayment will also ultimately be applied against the subscription receivable.

























                                  (Continued)

                                  VERITEC INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview:

Financial and Operational Outlook
---------------------------------
Royalties from sales by Mitsubishi continue to be received, and are anticipated to bring a stream of revenue into the Company.

The Company continues to work closely with its Korean distributor to promote Vericode in various flat panel display manufacturing plants.

The Company has developed a prototype image capture system, based on Microsoft Windows(R) standards and using a USB bus. Management anticipates that this prototype will lead to the availability of a more competitive reader for Vericode.

The Company recently carried out contract negotiations with a U.S. customer for delivery of Vericode-reading software, for incorporation into the customer's hardware system. The Company hopes that such sales will generate a substantial amount of revenue for the Company and reduce or eliminate the need for the Company to design, manufacture, and sell hardware. Management hopes that this will result in an increase in operating profit.

Several factors may act to reduce the Company's revenue. First, the worldwide slowdown in electronics manufacturing may constrain Veritec's customers' ability to make capital improvements. Second, price competition with Mitsubishi appears to be intensifying.


Liquidity and Capital Resources:

Results of Operations
---------------------
|------------------------------------------------------------------------|
|              Revenue for the quarter ending March 31,                  |
|------------------|-------------------------|---------------------------|
|                  |                2001     |               2000        |
|------------------|-------------------------|---------------------------|
|Revenues          |             $50,631     |           $840,306        |
|------------------------------------------------------------------------|

Revenues for the quarter were $50,631, down from $840,406 in the same quarter in 2000. The revenues in 2001 resulted from royalty payments from Mitsubishi. The large decrease from 2000 reflects the lack of sales to flat panel display manufactures.

|------------------------------------------------------------------------|
|            Revenue for the nine months ending March 31,                |
|------------------|-------------------------|---------------------------|
|                  |                2001     |               2000        |
|------------------|-------------------------|---------------------------|
|Revenues          |            $175,655     |         $1,072,958        |
|------------------------------------------------------------------------|

Revenues for the nine months ending March 31, 2001 were $175,655, down from $1,072,958 in the same period in the previous fiscal year. The revenues in the current nine months resulted from royalty payments from Mitsubishi and from replacement/repair sales to flat panel manufacturers. The large decrease from 2000 reflects the lack of sales to flat panel display manufactures for new factories.

|------------------------------------------------------------------------------|
|               Operating Expenses for the quarter ending March 31,            |
|--------------------------|------------------------|--------------------------|
|Expense Category          |               2001     |               2000       |
|--------------------------|------------------------|--------------------------|
|Engineering R&D           |            $58,152     |            $68,537       |
|--------------------------|------------------------|--------------------------|
|Sales and Marketing       |            $18,152     |            $40,545       |
|--------------------------|------------------------|--------------------------|
|General and Administrative|           $152,194     |            $47,435       |
|--------------------------|------------------------|--------------------------|
|Total                     |           $229,277     |           $156,517       |
|------------------------------------------------------------------------------|


Expenses for the quarter were $229,277, up 46% from the same quarter in 2000. This increase largely reflects costs associated with the addition of new employees.

|------------------------------------------------------------------------------|
|          Operating Expenses for the three quarters ending March 31,          |
|--------------------------|------------------------|--------------------------|
|Expense Category          |               2001     |               2000       |
|--------------------------|------------------------|--------------------------|
|Engineering R&D           |           $137,758     |           $160,325       |
|--------------------------|------------------------|--------------------------|
|Sales and Marketing       |            $27,837     |            $73,953       |
|--------------------------|------------------------|--------------------------|
|General and Administrative|           $475,694     |           $155,943       |
|--------------------------|------------------------|--------------------------|
|Total                     |           $641,289     |           $390,221       |
|------------------------------------------------------------------------------|

Expenses for the nine months ending March 31, 2001 were $641,289, up 64% from the same nine months in the previous fiscal year. This increase largely reflects costs associated legal fees and with the addition of new employees.

Capital Expenditures and Future Commitments/Customer prepayments
----------------------------------------------------------------
No capital expenditures were made in the quarter. An early pre-payment of $135,000 was received in April, 2001 from a U.S. customer for software development and licensing. This customer has agreed to pay an additional $6,500 per software and license for products delivered in the next quarter. This prepayment improves the Company's cash position.

                                  VERITEC INC.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation
----------
As explained more completely in Form 10-KSB filed for the period ending June 30, 2000 by the Company, a shareholder is suing the Company and various individuals alleging actions were taken without proper authority of the corporation's board of directors and/or contrary to the plan of reorganization the corporation filed and completed under Chapter 11 of the U.S. Bankruptcy Act. During the quarter ending December 31, 2000, the California court granted a motion to transfer the suit to the Federal District Court in Minnesota. No further action has been taken on this suit at the time of this report.

During the quarter ending March 31, 2001 the Company commenced litigation in the United States District Court for the Central District of California against a former employee, Mark B. Pinson, and other unnamed parties alleging that they violated various terms of a settlement agreement previously entered into by the Company and Mr. Pinson on July 13, 2000. The settlement agreement provided, among other things, that Mr. Pinson a) complete various projects for the Company, b)provide training for the Company, and c) maintain the confidentiality of the Company's proprietary information. This agreement provides for liquidated damages of $100,000. The Company has asked the court for an award of liquidated damages in the amount of $100,000, and for other relief. This legal action is in its early stages and its ultimate resolution cannot be determined at this date. See also Disputed Liabilities.


Item 2.  Change in Securities.

         None.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the period covered by this report.


Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

Date of Filing           Items Reported           Financial Statements Filed
--------------           --------------           --------------------------
                           Other Events:
 January 30, 2001       Change in Officers                     None

                        Refinancing of Secured Note

                           Other Events:
 March 13, 2001        Change in Officers                      None

                       Cancellation of Consulting
                       Agreement

                       Hiring of Consultant










                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERITEC INC.

                              By: /s/ Van Thuy Tran
                                 ------------------
                                  Van Thuy Tran
                                    President

Dated May 11, 2001