Form 10KSB
period 2001-06-30
VERITEC INC
filed 2001-09-28
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required).

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                               -------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_____________ to_______________

                           Commission File No. 0-15113

                                  VERITEC, INC.
                -------------------------------------------------
              (Exact name of small business issuer in its charter)

                  Nevada                                      95-3954373
     -------------------------------                     -------------------
     (State or Other Jurisdiction of                        (IRS Employer
     Incorporation or Organization)                      Identification No.)

   1430 Orkla Drive, Golden Valley, MN                          55427
   -----------------------------------                  -------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:             651-552-9484
                                                        -------------------
Securities registered under
                      Section 12(b) of the Act:                 None
Securities registered under
                      Section 12(g) of the Act:     Common stock, $.01 par value
                                                    ----------------------------
                                                          (Title of Class)

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

Revenues for the year ending June 30, 2001 were $179,493.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on September 27, 2001 was approximately $989,377.

Number of shares outstanding as of September 14, 2001: 6,595,849

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court [X]Yes [ ]No.

DOCUMENTS INCORPORATED BY REFERENCE

         Form 10-KSB for the period ended June 30, 2000 is hereby incorporated by reference.

          THIS DOCUMENT CONSISTS OF 43 PAGES, INCLUDING EXHIBIT PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 42.

                                  VERITEC, INC.
                                   FORM 10-KSB

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                TABLE OF CONTENTS
                                -----------------                     Page No.
                                                                      --------
                                     PART I

Item 1                 Description of Business                              4
Item 2                 Description of Property                              7
Item 3                 Legal Proceedings                                    8
Item 4                 Submission of Matters to a vote of
                       Security Holders                                     9

                                    PART II

Item 5                 Market for Common Equity and Related
                       Stockholder Matters                                  9
Item 6                 Management's Discussion and Analysis or
                       Plan of Operations.                                 10
Item 7                 Financial Statements                                13
Item 8                 Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure              38

                                    PART III

Item 9                 Directors, Executive Officers, Promoters and
                       Control Persons; Compliance with Section 16(a
                       of the Exchange Act)                                38
Item 10                Executive Compensation                              40
Item 11                Security Ownership of Certain Beneficial Owners
                       and Management                                      41
Item 12                Certain Relationships and Related Transactions      41

                                    PART IV

Item 13                Exhibits and Reports                                42

                       Signatures                                          43

                                     PART I

       ITEM 1 DESCRIPTION OF BUSINESS
       ------------------------------
       (A)      Business Development
                --------------------
       Veritec, Inc. was incorporated in the State of Nevada on September 8, 1982 for the purpose of developing, marketing and selling a line of microprocessor-based encoding and decoding system products. We were a development stage enterprise until June 30, 1995 at which time we had product available for sale and therefore was no longer considered in the development stage.

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

       Veritec develops, markets, and sells a line of microprocessor-based encoding and decoding system products that utilize its patented VERICODE(R) symbol technology. Our technology enables a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data, referred to by us as a "Vericode(R) Symbol", to a product that enables automatic identification and collection of data with respect to the marked product.


       In 1999 Veritec, Inc. moved from its previous location in California to the suburbs of Minneapolis, Minnesota. Our engineering employee base changed completely during this transition. Most of our engineering time for the past year was spent on converting from the essentially obsolete DOS operating system to Microsoft Windows(R) 95, 98, Me, and NT 4.0, as well as the UNIX operating system.



       (B)   The Company's Products
             ----------------------
       The Vericode(R) Symbol
       ----------------------
       The Vericode(R) symbol is a two-dimensional, high data density, machine-readable symbol that can contain 5 to 100 times more information than a bar code in a smaller space. The Vericode(R) symbol (or "code") is based on a matrix pattern. The matrix is made up of data cells, which are light and dark contrasting squares. This part of the symbol looks like a mixed-up chessboard. The matrix is enclosed within a solid border. The code's solid border is surrounded by a quiet zone. Its simple structure is the basis for its space efficiency.

       The size of the Vericode(R) symbol is variable and can be increased or decreased depending on the requirements. It can be configured to fit virtually any space. The data capacity is also variable. By using a greater number or a smaller number of data cells, more or less information can be stored in the symbol. For example, a Vericode(R) symbol could contain 10, 28, 56, 72, or more than 100 characters. The main limitation to the size and density of the Vericode(R) Symbol is the resolution of the marking and reading devices.

       Special orientation of the code for reading is not necessary. In fact the code itself can be used to determine orientation. The Vericode(R) symbol can be read at any angle of up to forty-five degrees from vertical, in any direction in relationship to the reader. The Vericode(R) symbol employs "error detection and correction" technology, similar to that found on music CD's. That means that if a Vericode(R) symbol is partially damaged or obscured, the complete set of data stored in the symbol might still be recovered. Employing error detection and correction lowers the symbol's data capacity, but it can permit data recovery if up to 25% of the symbol is damaged. The code will return either accurate information or no information, but it will not return wrong information.

       The Vericode(R) symbol can offer a high degree of security, and the level of this security can be specified depending on the requirements. For any specific application or organization, a unique encryption algorithm can be created, so that only those authorized can create or read a Vericode(R) symbol within that system.

       The  Vericode(R)symbol  can  hold  any  form of  information  that can be
       digitized.   These  include:  numbers,  letters,  photos,   fingerprints,
       graphics and biometrics information.

       The F-250 Fixed Station
       -----------------------
       The Veritec F-250 reading system is a complete system capable of reading and decoding Vericode(R) symbols. The Veritec F-250 consists of several modular elements. Depending upon the environment and operating conditions, an appropriate video camera is selected. This camera is cabled directly to the high performance computer. The computer is housed in a rugged chassis to permit successful operation in industrial environments. A variety of modular software programs, customized for the specific application, are installed in the computer. Advanced gray-scale or color image processing and image analysis software result in extremely high reading reliability.
       The F-250 reader constitutes a significant advance from our earlier reader, the F-225. The F-250 uses a Microsoft Windows(R) operating system, while the older model used DOS. The F-250 also uses relatively inexpensive cameras specifically designed for computerized vision work, whereas the F-225 used an expensive scientific grade camera and a frame grabber.

       The F-250's camera, because it is designed to work on Windows-based computers, should be able to be incorporated into a wide range of existing computer-controlled manufacturing systems.

       This year we also adapted software to the Sun Solaris (R) (Unix) platform, further augmenting the number of computers with which our technology works.

       Manufacturing Operations and Supplies
       -------------------------------------
       We have limited manufacturing and assembling capabilities. We intend to concentrate our resources primarily on software development. Most hardware we sold this year has been manufactured by an overseas partner. This change has eliminated our need for inventory. We intend to rely on other companies to supply most of our hardware.

       Patents
       -------
       We have received US patents on the Vericode(R): number 4,924,078 issued in 1990 and number 5,612,524 issued in March 1997. We were notified that a European Patent, EP0438841, would be granted in France, Germany, and Great Britain. Our patent 5,331,176 covers a tangentially related technology. We think that our patents might have value, and we are exploring the size of potential infringement and the best method to earn income from the patents.

       Seasonality
       -----------
       We have not historically experienced seasonality.


       Major Customers/Marketing
       -------------------------
       During the fiscal year ended June 30, 2001, three customers accounted for 90% of our sales. During the fiscal year ended June 30, 2000, one customer accounted for 89% of our sales. Foreign sales accounted for 88% of our revenues in 2001 and 97% in 2000. Our plans call for greater emphasis in US sales for the new year.

       We are currently receiving royalties from Mitsubishi Corporation under a non-exclusive license agreement for sales in Korea, Taiwan and other countries. These royalties are paid on a quarterly basis.

       In April 2001, we entered into an agreement with a leading US manufacturer of LCD test equipment and received a deposit of $135,000. Recognition of revenue for this $135,000 is expected in the first quarter 2002. We also expect additional licensing revenues under this agreement in 2002. In July 2001, we made a major product sale to LG Philips through our distributor, Sungjin Neotech Co. LTD totaling $116,294. The company anticipates making additional sales to these firms, but cannot estimate the sales levels.

       We  established  a web site,  www.veritecinc.com,  in 2001 to promote our
       products and services.        ------------------

       There can be no assurance that our sales and licensing activities will be successful or that they will generate significant revenues in the future.

       Engineering, Research and Development
       -------------------------------------
       Despite the fact that we are trying to improve our products, and to develop new ones, there is no certainty that we will be able to develop, manufacture and market products that will receive broad acceptance and permit us to become profitable.

       Competition
       -----------
       The "symbology" business in which we operate is intensely competitive. There can be no assurance that we will be able to successfully compete in the "symbology" business.

       Our Vericode(R) symbol competes with alternative machine-readable symbologies such as conventional bar code systems, including UPC, EAN Code 39 and Code 49, and alphanumeric systems such as OCR-A and OCR-B. Competitors offering these alternative symbologies include numerous label and bar code printer equipment companies who offer various parts of bar code related systems.

       The "Data Matrix" two-dimensional bar code is an established competitor to the Vericode(R). The Data Matrix code was popularized by Robotic
       Vision Systems Inc, which declared the Data Matrix symbol to be "in the public domain." In contradistinction, our Vericode(R) Symbol and technology are protected by various US and European patents. We believe that while many potential customers will prefer to use a system that is in the public domain, other companies, especially those in the ID card business, will prefer to purchase "closed" or proprietary systems, and that our technology may be well-suited for these potential customers.

       Environmental Compliance
       ------------------------
       We believe that we are in compliance with all current federal and state environmental laws.

       Employees
       ---------
       At the end of the fiscal year June 30, 2001 and at the date hereof we had 3 employees. In addition, approximately 4 consultants have worked on various projects for the company during this time period. In November 2000 Miles Finn Ph.D. was hired as Chief Operating Officer. Dr. Finn has a Ph.D. in Physics, and extensive computer and optical experience. He has numerous patents, and has published a number of scientific papers. He has previously served and Engineering Director, Director of Research, and Director of Sales and Marketing at various medical device firms. In 2000 we also hired one of its consultants into a full-time position. This employee has significant experience in computer programming and embedded systems.

       ITEM 2 DESCRIPTION OF PROPERTY
       ------------------------------
       Our headquarters are located at 1430 Orkla Drive, Golden Valley, MN 55427. We are leasing approximately 2,000 square feet of office and laboratory space at 1163 Kruse Street, St. Paul, MN 55118, which serves as our primary place of business, for $2,000 per month, on a month-to-month basis.

       ITEM 3 LEGAL PROCEEDINGS
       ------------------------
       On June 30, 2000 we were served as a defendant in the matter of Wolodymyr
       M. Starosolsky vs. Veritec, Inc, et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT ((Wx))). This suit was brought by a shareholder and former director of the corporation. The action was brought against Veritec, Inc., and various individuals claiming that certain corporate actions were taken without proper authority of the corporation's board of directors and/or contrary to the plan of reorganization the corporation filed and completed under Chapter 11 of the U.S. Bankruptcy Act. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. This case is in the pleading phase. No discovery has been undertaken to date. We intend to defend this action vigorously.

       In 2001, we filed a complaint against a former employee citing breach of contract. This former employee has counter-claimed citing breach of contract, slander and fraud. This case is in the pleading phase. No discovery has been undertaken. We intend to vigorously pursue our claims against this former employee and to vigorously defend against the counter-claims.

       SEC Reporting Obligations
       -------------------------
       The Registrant is subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the "1934 Act"), which, among other things, requires the filing of annual and quarterly reports and proxy materials with the Securities and Exchange Commission (the "SEC"). We filed a 10 KSB in 1998 covering the years through June 30, 1997. We did not comply with the filings of 10 QSB's for the periods September 30, 1995, December 31, 1995, March 31, 1996, September 30, 1996, December 31,
       1996,  March 31,1997,  September 30, 1997,  December 31, 1997,  March 31,
       1998 September 30, 1998, December 31, 1998 and March 31, 1999, on a timely basis as required under the 1934 Act. These 10-QSB filings were made in September 1999. To our knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with these reporting violations. However, there can be no assurance that we will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, we may be subject to penalties, including among other things, suspension of trading in our securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1933 Act, injunctive relief to prevent future violations and/or criminal prosecution. We have timely filed reports under the 1934 Act since September 1999.

       We do not plan to issue an annual report to our shareholders.

       The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.D. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file. Filings may be found on the Internet site maintained by the SEC at www.SEC.Gov. Other information about the company can be
                      -----------
       found at the Veritec, Inc. website,  www.veritecinc.com and by contacting
                                            ------------------
       the company at 1430 Orkla Drive, Golden Valley MN 55427.

       ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
       -----------------------------------------------------------
       No matters were submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter.

                                     PART II
                                     -------

       ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
       ----------------------------------------------------------------
       Market information
       ------------------
       Our common stock is traded in the over-the-counter market. Quotations are available on the OTC bulletin board. The common shares are not traded or quoted on any automated quotation system. The OTC Bulletin Board Symbol for our common stock is "VRTC." The following table sets forth the range of high and low bid quotes of our common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). All quoted prices are adjusted for the one for ten reverse stock split per Plan of Reorganization which was effective on October 23, 1999.


------------------------ --------------------------- ---------------------------
      Common Stock               Fiscal 2000                Fiscal 2001
      ------------               -----------                -----------
------------------------ --------------------------- ---------------------------
      Quarter Ended           High          Low           High          Low
------------------------ ------------- ------------- ------------- -------------
      September 30           1.1875        .125          .75           .3125
------------------------ ------------- ------------- ------------- -------------
      December 31             .9375        .25           .53125        .15625
------------------------ ------------- ------------- ------------- -------------
      March 31                .71875       .375          .53125        .28125
------------------------ ------------- ------------- ------------- -------------
      June 30                1.125         .4375         .39           .22
------------------------ ------------- ------------- ------------- -------------


       Shareholders
       ------------
       As of September 15th, 2001 there were approximately 841 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).

       Dividend Information
       --------------------
       We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.


       ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       --------------------------------------------------------------
       Veritec was incorporated in the state of Nevada on September 8, 1982. We have lacked the finances to market our products.

       During the fiscal year ended June 30, 2001, we had continuing losses from operations. We had working capital deficits in the amount of $920,269 and $707,461 as of June 30, 2001 and June 30, 2000, respectively. Working capital is an important measure of our ability to meet our short-term obligations.

       Results of Operations - June 30, 2001 compared to June 30, 2000.
       ----------------------------------------------------------------
       We had revenues of $179,493 during the year ended June 30, 2001. Of this amount, $126,732 was for product sales, $208 from engineering services and $52,553 from licenses and royalties. In the fiscal year ended June 30, 2000 we had revenues of $1,111,955 with $990,073 from product sales, $28,785 from engineering services and $93,097 from licenses and royalties.

       Revenue
       -------
       Revenues fell from $782,074 in 2000 to $128,761 in 2001, an 84% decrease. We think there are many reasons for this decrease. First, we have concentrated on selling software rather than both software and hardware. Instead of selling hardware, we have relied on our Korean distributor, Sung Jin Neotech, to supply hardware to customers using the Vericode(R).

       Second, the market where most Vericode(R) equipment is used, LCD (liquid crystal display) screens used for example in laptop computer screens, suffered from a restriction in capital equipment spending in 2001. Third, we and our licensee, Mitsubishi engaged in severe price competition. Fourth, Veritec lacks a distributor in Taiwan, and so is unable to sell to that developing market.

      Operating expenses in fiscal 2001 versus 2000 were as follows:

                                                 June 30,   June 30,
                                                   2001       2000
                                               ----------- ----------
    General and administrative expenses        $ 582,711   $ 542,269
    Sales and Marketing                           36,001      33,017
    Engineering Services and R &D                147,087     299,404

       We incurred $147,087 and $299,404 of engineering sales support, research, and development expenses in the fiscal years ending June 30, 2001 and

       2000, respectively, a 51% decrease. This decrease represents employment of fewer and less expensive employees. We have completed development of our F-250 system. Present engineering efforts continue in application engineering in support of sales, the development of upgraded and more sophisticated systems, and interfacing with various marking devices and cameras.


       General  and  administrative   expenses  in  2001  included  $231,971  in
       professional fees primarily relating to litigation costs, corporate matters, etc. Other significant costs included managerial and non-managerial payroll and facilities costs.

       Strategic Restructuring and Operations Plan
       -------------------------------------------
       The Registrant expects to continue to make a major effort in the marketing and sales of its products.

       We believe that we can become a profitable company by shifting our target market. The "ID card business", the market consisting of identification cards like driver's licenses, may be well suited to our technology for several reasons. First, ID card companies may be able to increase sales if they are able to more easily include "biometric" (fingerprint, facial dimensions, etc.) technology on a card. By doing so these companies may offer their customers the ability to "authenticate" their cards automatically. In the ID card business to "authenticate" means to prove that the person who is presenting an ID card is actually the person to whom the card was issued. Bank ATM machines use "PINS" to provide authentication, but use of biometrics may provide enhanced security.

       A second reason for us to shift to the ID card business is that our code is proprietary, thus enhancing its security. In addition, much of the ID card business is in the US and Europe, where we have patent protection, as opposed to the LCD market where we generally do not.

       We have been working with two leading US ID card companies on feasible projects, and those projects are proceeding well. While we hope that they lead to a commercial relationship, there can be no guarantee that they will do so.

       Although management believes it is making progress in maintaining itself in face of its severe financial problems, there is no assurance that we will be successful in holding off aggressive collection action or litigation. Further, we may incur additional unexpected costs to defend ourselves against any such claims or allegations that may be filed against it.

       Capital Expenditures and Commitments
       ------------------------------------
       During the fiscal year June 30, 2001, the Registrant made $3,239 in capital purchases compared to $8,738 in 2000. Other than necessary computer and office equipment needed for its expanding businesses we have no current commitments for material capital expenditures in the next 12 months. We believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital required is uncertain and may be beyond that generated from operations.

       We have signed a letter of intent with Iconix, a Japanese firm that has skills and patents concerning two-dimensional bar codes, but the completion of an agreement with Iconix is dependent upon additional steps. These include completion of a contract, negotiation of an employment agreement, and new fund raising. This process has not progressed beyond the letter of intent, and there is no assurance that these steps will be completed successfully.

       Liquidity and Factors That May Affect Future Results
       ----------------------------------------------------
       A number of uncertainties exist that may effect our future operating results. These uncertainties include the uncertain general economic conditions, market acceptance of our products, our ability to manage expense growth, the success of the implementation of the Plan of Reorganization. We have sustained significant losses and expect the losses will continue through fiscal year 2002. Therefore, the continued operation of our company will continue to be dependent on financing promised by the Matthews Group in accordance with the plan of reorganization. There is no assurance that the Matthews Group will complete the obligations as provided in the plan of reorganization or that the payment required to be made by The Matthews Group will be adequate. We are seeking additional capital, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for our needs.

       Because of our reduced reliance on selling hardware, we believe our primary exposure to the risk of inflation is through wages. We do not believe that wage inflation will play a material role in our expenses.

       Continued competition may drive down the price at which we can sell our products, and reduced capital expenditures by our customers may also have a negative impact.

Item 7  Financial Statements
----------------------------
                                  VERITEC, INC.

                              FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000


                                TABLE OF CONTENTS
                                -----------------



Independent Auditors' Report


Financial Statements:

  Balance Sheets

  Statements of Operations

  Statements of Stockholders' Equity (Deficit)

  Statements of Cash Flows

  Notes to Financial Statements

                      Callahan, Johnston & Associates, LLC
                  Certified Public Accountants and Consultants
-------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Veritec Inc.
St. Paul, Minnesota

We have audited the accompanying balance sheets of Veritec Inc., as of June 30, 2001, and 2000, and the related statements of operations, stockholder's equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veritec Inc., as of June 30, 2001, and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company incurred a net loss of $733,366 during the year ended June 30, 2001, and, as of that date, had an excess of liabilities over assets of $988,871. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this matter.

As more fully described in Note 1 to the financial statements, the Company is subject to possible unasserted claims and litigation. The ultimate outcome of these matters cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
September 5, 2001

      -------------------------------------------------------------------
            7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
                  Telephone: (612) 861-0970 Fax: (612) 861-5827
                          Email: cjacallahan@qwest.net

                                  VERITEC, INC.

                                 BALANCE SHEETS
                                                                       June 30,
                                                       ------------------------
                                                     2001                2000
                                                 -----------         -----------
            ASSETS
            ------
Current Assets:
  Cash                                          $    10,267         $     3,964
  Accounts receivable:
    Trade, net of allowance for doubtful
      accounts of $180 in 2001 and $-0- in 2000       3,938              19,650
    Other                                              -                 30,000
  Inventories                                          -                 44,559
  Prepaids                                            9,792               2,500
                                                -----------         -----------
          Total current assets                       23,997             100,673
                                                -----------         -----------
Fixed assets:
  Furniture                                           8,764               7,514
  Equipment                                          32,781              30,792
  Vehicle                                            12,000                -
                                                -----------          -----------
          Total cost                                 53,545              38,306
  Less accumulated depreciation                      35,805              31,106
                                                -----------         -----------
  Fixed assets, at book value                        17,740               7,200
                                                -----------         -----------
Other assets:
  Software costs, net of accumulated
    amortization of $66,664 in 2001 and
    $26,667 in 2001                                 133,336             173,333
                                                -----------         -----------









          Total assets                          $   175,073         $   281,206
                                                ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                  VERITEC, INC.

                                 BALANCE SHEETS
                                                                      June 30,
                                                       ------------------------
                                                      2001                2000
                                                 -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable - related party                 $    25,000         $      -
  Convertible note (secured)                        397,374             252,322
  Notes payable (secured)                              -                108,366
  Bank overdraft                                      5,862              35,362
  Accounts payable:
    Current                                          55,915             112,637
    Disputed                                        217,702             226,779
  Accrued expenses:
    Payroll and related                              84,333              35,694
    Interest                                         23,080              16,974
    Warranty                                           -                 20,000
    Other                                              -                   -
  Deferred revenue                                  135,000                -
                                                -----------         -----------
            Total current liabilities               944,266             808,134

Commitments and contingencies                          -                   -
                                                -----------         -----------
            Total liabilities                       944,266             808,134
                                                -----------         -----------
Prepayment on stock and subscription
  receivable                                        219,678              18,047
                                                -----------         -----------
Stockholders' equity (deficit):
  Preferred stock, par value $1.00, authorized
    10,000,000 shares, 275,000 shares of Series
    H authorized                                    366,007             366,007
  Common stock, par value $.01,
    authorized 20,000,000 shares                     66,959              65,306
  Subscription receivable                        (1,106,271)         (1,212,049)
  Additional paid in capital                     11,613,478          11,431,439
  Accumulated deficit                           (11,929,044)        (11,195,678)
                                                -----------         -----------
Stockholders' equity (deficit)                     (988,871)           (544,975)
                                                -----------         -----------
            Total liabilities and
              stockholders' equity (deficit)    $   175,073         $   281,206
                                                ===========         ===========





   The accompanying notes are an integral part of these financial statements.

                                  VERITEC, INC.

                            STATEMENTS OF OPERATIONS

                                                     Years Ended June 30,
                                                   -----------------------
                                                   2001                2000
                                                ----------          ----------
Revenues:
  Product sales                                  $ 126,732          $  990,073
  Engineering services                                 208              28,785
  Licenses and royalties                            52,553              93,097
                                                ----------          ----------
            Total revenues                         179,493           1,111,955
Cost of sales                                       50,732             329,881
                                                ----------          ----------
            Gross profit                           128,761             782,074

Sales commissions                                    4,248             257,756
Warranty                                             4,750              20,000
                                                ----------          ----------
Gross profit - after commissions and
 warranty                                          119,763             504,318
                                                ----------          ----------
Expenses:
  Administration                                   582,711             542,269
  Sales and marketing                               36,001              33,017
  Engineering and R & D                            147,087             299,404
                                                ----------          ----------
            Total expenses                         765,799             874,690
                                                ----------          ----------
Income (loss) from operations                     (646,036)           (370,372)
                                                ----------          ----------
Other income (expense):
  Loss on fixed asset disposals                       -                   (198)
  Amortization                                     (40,000)            (26,667)
  Interest income (expense), net                   (47,330)            (45,831)
                                                ----------          ----------
            Total other income (expense)           (87,330)            (72,696)
                                                ----------          ----------
Net income (loss)                                 (733,366)           (443,068)

Other comprehensive income (loss)                     -                   -
                                                ----------          ----------
Comprehensive income (loss)                     $ (733,366)         $ (443,068)
                                                ==========          ==========
Basic loss per common share                     $     (.11)         $     (.08)
                                                ==========          ==========
Weighted average common shares outstanding       6,605,037           5,713,883
                                                ==========          ==========



   The accompanying notes are an integral part of these financial statements.

                                  VERITEC, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                       Additional                     Stockholders'
                                 Preferred Stock        Common Stock    Subscription     Paid in    Accumulated           Equity
                                Shares    Amount     Shares    Amount   Receivable       Capital    Deficit             (Deficit)
                             ---------  ----------  --------- --------  ------------  -----------   ------------      -------------

BALANCE, July 1, 1999            1,000  $    7,273  3,598,791 $ 35,988  $     -       $9,644,401    $(10,752,609)     $(1,064,947)
  Issuance of Series H
    Preferred stock for
    subscription and
    prepayment on stock        275,000   1,315,359       -        -     (1,284,750)         -               -              30,609
  Conversion of Series H
   Preferred to common        (200,000)   (956,625) 2,000,000   20,000        -          936,625            -                -
  Conversion of debt to
    common as part of Plan
    of Reorganization at
    $.80 per share                -           -       628,031    6,280        -          496,144            -             502,424
  Issuance of common for
   services at $.80 per share     -           -        87,250      873        -           68,927            -              69,800
  Issuance of common for
   software rights at
   $.80 per share                 -           -       187,500    1,875        -          148,125            -             150,000
  Exercise of 30 warrants
   at $2.50 -                     -           -            30     -           -               75            -                  75
  Imputed interest on
   subscription receivable        -           -          -        -       (137,432)      137,432            -                -
  Payments on subscription
   receivable                     -           -          -        -        210,132          -               -             210,132
  Loss from operations            -           -          -        -           -             -           (443,068)        (443,068)
  Adjustment to outstanding
   shares to agree to stock
   transfer agent records         -           -        29,010      290        -             (290)           -                -
                               -------  ----------  --------- --------  ----------    ----------    ------------      -----------
BALANCE, June 30, 2000          76,000     366,007  6,530,612   65,306  (1,212,049)   11,431,439     (11,195,678)        (544,975)











   The accompanying notes are an integral part of these financial statements.

                                  VERITEC, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999

                                                                                       Additional                     Stockholders'
                                Preferred Stock      Common Stock       Subscription      Paid in    Accumulated          Equity
                                Shares    Amount     Shares    Amount   Receivable        Capital      Deficit           (Deficit)
                             ---------  ----------  --------- --------  ------------  -----------   ------------      -------------


  Settlement of accounts
   payable for stock at
   $.80 per share                -      $   -          55,000 $     550 $      -      $    43,450           -              44,000
  Common stock issued for
   services at $.30 per
   share                         -          -          70,237       703        -           13,345           -              14,048
  Common stock issued for
   services at $.23 per
   share                         -          -          40,000       400        -            8,800           -               9,200
  Imputed interest on
   subscription receivable       -          -            -         -       (116,444)      116,444           -                -
  Payments received on
   subscription receivable       -          -            -         -        222,222          -              -             222,222
  Loss from operations           -          -            -         -           -             -          (733,366)        (733,366)
                              -------   --------    --------- --------- -----------   -----------   ------------      -----------
BALANCE, June 30, 2001         76,000   $366,007    6,695,849 $  66,959 $(1,106,271)  $11,613,478   $(11,922,044)     $  (988,871)
                              =======   ========    ========= ========= ===========   ===========   ============      ============

















   The accompanying notes are an integral part of these financial statements.

                                  VERITEC, INC.

                             STATEMENTS OF CASH FLOW
                                                        Years Ended June 30,
                                                        --------------------
                                                      2001             2000
                                                   ----------       -----------
Cash flow from operating activities:
  Net loss                                         $(733,366)         $(443,068)
Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation and amortization                     44,696             35,253
    Issuance of stock for services                    23,248             69,800
    Interest on note payable - related party
      transferred to prepayment on subscription        4,853               -
    Interest on convertible note - related
      party incorporated into note                     36,686              -
    Write off of obsolete equipment                      -                  198
    Inventory valuation allowance                        -                5,000
(Increase) decrease in assets:
  Accounts receivable                                  45,712           (26,650)
  Inventory                                            44,559           (35,096)
  Prepaid expenses                                     (7,292)           (2,500)
Increase (decrease) in liabilities:
  Bank overdraft                                      (29,500)           35,362
  Accounts payable and accrued expenses                12,946           179,923
  Deferred revenue                                    135,000              -
                                                    ---------         ---------
Net cash used by operating activities                (422,458)         (181,778)
                                                    ---------         ---------
Cash flow from investing activities:
  Purchase of equipment                                (3,239)           (8,738)
  Purchase of intangible asset                           -              (50,000)
                                                    ---------         ---------
Net cash used by investing activities                  (3,239)          (58,738)
                                                    ---------         ---------
Cash flow from financing activities:
  Proceeds from stock issuance, subscription
    receivable, and prepayment on stock               281,000           240,816
  Proceeds from notes payable - related party         151,000              -
  Payments on secured notes payable                      -                 -
                                                    ---------         ---------
Net cash provided by financing activities             432,000           240,816
                                                    ---------         ---------
Increase (decrease) in cash position                    6,303               300

Cash at beginning of year                               3,964             3,664
                                                    ---------         ---------
Cash at end of year                                 $  10,267         $   3,964
                                                    =========         =========


   The accompanying notes are an integral part of these financial statements.

                                 VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000


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

Cash Equivalents
----------------
For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2001 or 2000.

Inventories
-----------
Inventories are valued at the lower of cost (first in, first out) or market.

Furniture and Equipment
-----------------------
Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals and betterments.
                                                          Useful Live
                                                          -----------
  Furniture                                                  3 years
  Equipment                                             3 to 7 years
  Vehicle                                                    3 years

Depreciation expense was $4,699 in 2001 and $8,586 in 2000.

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

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

Intangible Asset
----------------
On October 12, 1999, the Company purchased certain software, source code, documentation, manuals and other written material for $50,000 and 187,500 shares of restricted common stock valued at $.80 per share. The Company has recorded this purchased software at cost, $200,000, and amortizing it over 5 years using the straight-line method.

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

            2000                             $ 44,000
            2001                             $ 56,171

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Long-Lived Assets
-----------------
In accordance with SFAS 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management determined that an impairment of long-lived assets existed at June 30, 2001 or 2000. (See Note 2.)

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
                                                                Weighted
                            Shares          Days                 Average
Dates Outstanding         Outstanding   Outstanding              Shares
-----------------        ------------   -----------            ----------

7/1/99 to 6/30/00        3,598,791              365             3,598,791
9/30/99 to 6/30/00       2,000,000              273             1,495,890
10/22/99 to 6/30/00        896,736              251               616,660
1/27/00 to 6/30/00           6,000              154                 2,532
5/12/00 to 6/30/00              75               49                    10
                                                                ---------
Fiscal year 2000                                                5,713,883
                                                                ---------
7/1/00 to 6/30/01        6,530,612              365             6,530,612
10/8/00 to 6/30/01           5,000              265                 3,630
11/30/00 to 6/30/01         10,237              212                 5,946
12/11/00 to 6/30/01        110,000              201                60,576
5/23/00 to 6/30/01          40,000               39                 4,273
                                                                ---------
Fiscal year 2001                                                6,605,037
                                                                ---------

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Stock-Based Consideration
-------------------------
The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.

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

     Accounts Receivable
     -------------------
     The Company sells to domestic and foreign companies. The Company grants uncollateralized credit to customers, but requires deposits on unique orders. Management deemed all accounts receivable collectible and did not

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Concentrations, Risks and Uncertainties (Continued)
---------------------------------------
     provide for an allowance for doubtful accounts at June 30, 2000. At June 30, 2001, management provided for an allowance for doubtful accounts of $180. While the ultimate uncollectible amount may differ, management believes that any additional loss would not materially impact the Company's financial position. The trade accounts receivable at June 30, 2000 was from one customer. This receivable was collected in fiscal year 2001.

     Subscription Receivable
     -----------------------
     The Company's largest asset (presented as a contra equity amount in the accompanying financial statements) is the subscription receivable from The Matthews Group (see Note 8: Stockholders' Equity (Deficit); Subscription Receivable). This subscription receivable is secured by a pledge of properties controlled by a principal of The Matthews Group. At June 30, 2001, the Company had not perfected a security interest in the pledged properties and accordingly, this note was unsecured.

     Management has deemed this receivable to be fully collectible. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount, if any, cannot be estimated.

     Major Customers
     ---------------
     Three major customers accounted for 90% of revenues in fiscal year 2001. One major customer accounted for 89% of revenues in fiscal year 2000.

     One major customer accounted for 80% of revenues during the combined period of fiscal years 2001 and 2000.

     Foreign Revenues
     ----------------
     Foreign revenues accounted for 88% of the Company's revenues in 2001 and 97% in 2000.

     Financing Concentration
     -----------------------
     The Company is dependent on The Matthews Group to meet operating needs (see Notes 2, 7 and 8).

     Unasserted Claims and Disputed Liabilities
     ------------------------------------------
     The Company is subject to possible unasserted and asserted claims as described in Note 12. Management is of the opinion that these unasserted and asserted claims are without merit and that settlement, if any, will not

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Concentrations, Risks and Uncertainties (Continued)
---------------------------------------
     have a material effect on the Company's financial position. Nevertheless, it is at least reasonably possible that claims will be pursued. The
     ultimate  outcome  of  these  claims,  if  pursued,   cannot  presently  be
     determined.

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

     In fiscal year 2001, the Company commenced litigation against an employee for breach of contract. This former employee has in turn sued the Company for breach of contract, slander and fraud. The Company intends to vigorously pursue its claims and defend against the counter-claims. The Company and legal counsel feel that the likelihood of an unfavorable outcome is minimal. No estimate can be made at this time of the amount of potential loss should the Company not prevail in this matter.

     Income Taxes
     ------------
     The Company has implemented SFAS 109: Accounting for Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 11.

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Concentrations, Risks and Uncertainties (Continued)
---------------------------------------

     Reclassifications
     -----------------
     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. These reclassifications had no net income effect.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in accompanying financial statements, the Company incurred a net loss of $733,366 during the year ended June 30, 2001, and has lost $11,929,044 from inception to June 30, 2001. At June 30, 2001, the Company had a $920,088 working capital deficiency and a stockholder's deficit of $988,871. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In September 1999, The Matthews Group committed to:

 * Invest the $2,000,000 in assets required under the Plan of Reorganization (see Note 8: Stockholder's Equity (Deficit); Subscription Receivable),
 *  Pay the  delinquent  amounts  due  under  the secured note (see Note 6), and
 *  Finance the operations of the Company.

To date The Matthews Group has funded $462,963 under the subscription receivable and made prepayments on the subscription receivable of $219,678 to assist the Company in meeting its cash flow needs. The Matthews Group further made payments towards and subsequently paid off the secured note to prevent the secured note holders from foreclosing (see Note 6). The Matthews Group has indicated it will continue to meet its obligation under the subscription receivable (see Note 8). The Matthews Group has further indicated it will continue to fund additional amounts into the Company as needed.

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

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

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

In September 1999, The Matthews Group committed to invest the $2,000,000 in assets required under the Plan of Reorganization (see Note 8: Stockholders' Equity (Deficit); Subscription Receivable).

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

NOTE 4 - INVENTORIES

Inventories consist of the following:
                                                   2001             2000
                                                ---------        ---------
  Raw materials and subassemblies               $    -           $   6,046
  Work-in-process                                    -                -
  Finished goods                                     -              43,513
                                                ---------        ---------
  Inventories, at cost                               -              49,559
  Less: valuation allowance                          -              (5,000)
                                                ---------        ---------
  Inventories, net                              $    -           $  44,559
                                                =========        =========

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 5 - NOTES PAYABLE - RELATED PARTY

A principal of The Matthews Group advanced the Company $126,000 from July to November 2000 to cover working capital needs associated with sales. These advances were unsecured and bore interest at 10%. In March 2001, these advances and associated interest of $4,583 were incorporated into the Prepayment on Subscription (see Note 7).

On June 22, 2001, this principal of The Matthews Group advanced $25,000 to the Company under similar terms. In July 2001, an additional $10,000 was advanced. These advances and the related interest were repaid in August 2001.

NOTE 6 - NOTES PAYABLE (SECURED)/CONVERTIBLE NOTE (SECURED)

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

Subsequent payments due under this agreement were not made and the Gant Group made a motion that was granted and the Company's Chapter 11 was converted to Chapter 7 (see Note 3). On September 1, 1999, The Matthews Group made a payment of $182,346 to the Gant Group to cure the existing default to the Gant Group. The Matthews Group subsequently made five quarterly payments to the Gant Group of $23,325, including the October 1, 2000 installment. On December 1, 2000, The Matthews Group paid the remaining amounts due to the Gant Group.

The Matthews Group did not pay this obligation on behalf of the Company, rather it acquired the Gant Group's interest in these secured notes. The Matthews Group received a convertible note allowing for either a cash payment or conversion into Veritec common stock at $.10 per share, at The Matthews Group's sole option, for these amounts.

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 6 - NOTES PAYABLE (SECURED)/CONVERTIBLE NOTE (SECURED) (Continued)

Payments by The Matthews Group to the Gant Group were as follows:

  Principal                                     $ 286,453
  Interest                                         75,069
  Legal fees                                        5,000
                                                ---------
                                                $ 366,522
                                                =========

These amounts paid to the Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,374 note on December 1, 2000. This note continues to be secured by a UCC1 filing against the Company's patents, bears interest at 10%, and is due on demand for either cash or convertible into Veritec common stock at $.10 per share. Conversion is solely at the option of The Matthews Group.

Interest expense to The Matthews Group totaled $38,187 on these indebtedness. Accrued interest at June 30, 2001 of $23,080 related to this indebtedness is reflected in the accompanying financial statements.


NOTE 7 - PREPAYMENT ON SUBSCRIPTION RECEIVABLE

The Matthews Group has made prepayments against its Subscription Payable to the Company (see Note 8). These prepayments are unsecured and non interest bearing. It is assumed the prepayment at June 30, 2001 will also ultimately be applied against the subscription receivable.

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

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

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

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

In September 1999, The Matthews Group received 275,000 shares of Series H Convertible Preferred stock in exchange for a promissory note in the amount of $2,000,000 (see Note 8 Stockholders' Equity (Deficit); Subscription Receivable). The Matthews Group exercised the conversion privilege and converted 200,000 preferred shares to 2,000,000 restricted shares of the Company's common stock.

Common Stock
------------
In October 1999, the Company issued 628,031 shares of restricted common stock in settlement of $502,424 of post confirmation debt at $.80 per share.

Stock Option
------------
The Company has issued options to various directors, employees and consultants on a discretionary as is as follows:
                                                                Option Price
                                          Number of              Range Per
                                            Shares                  Share
                                         ----------             ------------
    Balance at June 30, 2000                 -                       N/A
    Granted                                80,000              $.23 to $.80
    Exercised                                -                      -
                                           ------              ------------
    Balance at June 30, 2001               80,000              $.23 to $.80
                                           ======              ============

Subscription Receivable
-----------------------
In September 1999, the Company accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under the Plan of Reorganization (see Note 10 - Stockholder's Equity (Deficit); Preferred Stock). This funding is in the form of a promissory note that calls for 108 monthly payments to the Company of $18,518.52. These payments are non interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group. Through June 30, 2001, the Company had not perfected a security interest in the pledged properties and accordingly, this note was unsecured. In July 2001, a California Deed of Trust and Minnesota Mortgages were filed against various pledged properties to partially collateralize the subscription.

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

The present value of the subscription receivable, using a ten percent interest factor, is as follows:

                                 Future
                                 Dollar             Imputed             Present
                                 Amount             Interest             Value
                             ----------          ----------          ----------

  At inception               $2,000,000          $ (684,641)         $1,315,359
  Imputed interest through
    June 30, 2000                  -                137,431             137,431
  Subscription payments
    through June 30, 2000      (240,741)               -               (240,741)
                              ---------          ----------          ----------

  At June 30, 2000            1,759,259            (547,210)          1,212,049

  Fiscal year 2001:
    Imputed interest               -                116,444             116,444
    Payments                   (222,222)               -               (222,222)
                             ----------          ----------          ----------

    At June 30, 2001         $1,537,037          $ (430,766)         $1,106,271
                             ==========          ==========          ==========

Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

The Matthews Group has made prepayments toward this subscription receivable (see
Note 7).

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

                                  VERITEC, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

If the "A" warrant is not exercised, then the "A" warrant expires, and the "B" and "C" warrants of the Warrant Unit terminates. The remaining warrants expired August 5, 2001 and the related "B" and "C" warrants terminated.

The remaining 10,096 warrants authorize the purchase of non-restricted new common stock of the Registrant at $5.00 per share and is exercisable for one year after the termination date of the "A" warrant (August 5, 2002).

The remaining 10,096 "C" warrants authorize the purchase of non-restricted new common stock of the Registrant at $7.00 per share and is exercisable one year after the termination date of the "B" warrants.

Stock Offering
--------------
The Company's Board of Directors has approved a stock offering to raise $500,000 (minimum) to $2,000,000 (maximum) through the sale of Series A preferred stock. Series A preferred stock would be entitled to receive 8% per annum dividends and would be convertible into common stock on a one-for-one basis at the option of the holder.

To date no shares have been subscribed under this offering.

NOTE 9 - LEASE

The Company leased its office facilities under a month-to-month operating lease calling for payments of $2,500 per month.

Rent expense was $38,237 in 2001 and $20,374 in 2000.

NOTE 10 - RELATED PARTY TRANSACTIONS

The  Matthews  Group  is  the  Company's  largest  stockholder.   Related  party
transactions with The Matthews Group are as follows:

 * Convertible Note - Secured (see Note 6). Interest on this related party indebtedness totaled $38,187 in 2001.
 * Prepayment on Subscription Receivable (see Note 7).
 * Subscription   Receivable   (see   Note  8:  Stockholders'  Equity (Deficit);
   Subscription Receivable).

The Company's President was paid $11,000 for use of an office in her home in 2000.

A principal of The Matthews Group provided factoring to the Company in 2000 and 2001. The Company paid factoring fees totaling $15,000 in 2000 on a $100,000 ninety-day note and a $100,000 sixty-day note. Factoring interest totaled $4,583 in 2001.

In July 2001, the Company commenced leasing its office facilities from a principal of The Matthews Group under a month-to-month agreement calling for payments of $2,000 a month.

NOTE 11 - INCOME TAXES

Income taxes consisted of the following at June 30,

                                                   2001                2000
                                               ----------           ---------

  Current:
    Federal                                      $    -               $    -
    State                                             -                    -
    State minimum fee                                 -                    (100)

  Deferred:
    Federal                                           -                    -
    State                                             -                    -
                                                 ---------            ---------

  Income tax benefit (expense)                   $    -               $    (100)
                                                 =========            =========


The tax effects of net operating loss carry forwards gives rise to a significant deferred tax asset. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                                               2001                 2000
                                           -----------          -----------
Gross deferred tax asset relating to:
  Related party accruals                   $    34,000          $      -
  Book/tax amortization                         16,000                 -
  Net operating loss carry forwards          3,740,000            3,506,000
                                           -----------          -----------
      Gross deferred tax asset               3,790,000            3,506,000
Valuation allowance                         (3,790,000)          (3,506,000)
Net deferred tax asset                            -                    -
Deferred tax liability                            -                    -
                                           -----------          -----------
      Net deferred tax asset (liability)   $      -              $     -
                                           ===========           ==========

At June 30, 2001, the Company has net operating loss carryforwards available to offset future taxable income as follows:

                                                             States
                                                ------------------------------
  Year                    Federal               California           Minnesota
  ----                 -----------              ----------          ----------

  2002                 $   314,000             $  301,000           $     -
  2003                     913,000                480,000                 -
  2004                     829,000                451,000                 -
  2005                     643,000                   -                    -
  2006                     452,000                   -                    -
  2007                     657,000                   -                    -
  2008                     979,000                   -                    -
  2009                   1,410,000                   -                    -
  2010                   1,227,000                   -                    -
  2011                     457,000                   -                    -
  2012                     301,000                   -                    -
  2013                     480,000                   -                    -
  2014                     451,000                   -                    -
  2015                     298,000                   -                 298,000
  2016                     733,000                   -                 733,000
                       -----------             ----------           ----------
                       $10,144,000             $1,232,000           $1,031,000
                       ===========             ==========           ==========




NOTE 12 - UNASSERTED CLAIMS AND DISPUTED LIABILITIES

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
                                                2001               2000
                                             ---------          ---------
  Cash paid for:
    Interest                                   $    -             $    -
                                             =========          =========
    Income taxes                             $     100          $   4,000
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

In fiscal year 2001, the Company issued 55,000 shares of its common stock to settle a $44,000 obligation.

In fiscal year 2001, the Company issued 110,237 shares of its common stock to various directors and consultants at prices ranging from $.20 to $.23 per share, $23,248 in aggregate.

In Fiscal year 2001, a vehicle valued at $12,000 was transferred to the Company as part of the Prepayment on Subscription (see Note 7).

NOTE 14 - PROPOSED MERGERS

During 2001, the Company pursued an acquisition of ninety percent of Group One Label, Inc., a California corporation. This proposed merger was terminated when the Company noted significant misstatements in the Group One's internal financial statements.

In June 2001, the Company entered into a tentative agreement to merge with Iconix, Inc., a Japanese company the Company has partnered with in the past. Tentative terms call for:

 * Issued of 300,000  shares of the  Company's  common  stock for Iconix  stock.
 * $100,000 in cash for Iconix stock.
 * $500,000 infusion into Iconix for marketing in Asia.

This agreement has not progressed beyond this initial letter of intent.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
------ -------------------------------------------------------------------------
       DISCLOSURES
       -----------
       There have been no disagreements with our independent certified public accountants on accounting principles or practices or financial statements disclosures.

                                    PART III

ITEM 9 DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE
------ -------------------------------------------------------------------------
       WITH SECTION 16(a) OF THE EXCHANGE ACT
       --------------------------------------
              The members of the present Board of Directors and Officers are:

            --------------------- ------------------------------------- --------
                   Name                Office                              Age
            --------------------- ------------------------------------ --------
            Mr. Larry Matthews        Director                             73
            --------------------- ------------------------------------ ---------
            Mr. Gerald Okerman        Chairman of the Board                55
            --------------------- ------------------------------------ ---------
            Van Thuy Tran             Director, CEO, Treasurer,            57
                                      Secretary
            --------------------- ------------------------------------ ---------

              Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. The Board of Directors appoints officers. There are no family relationships between any director or officer.

              Larry Matthews was appointed as Acting President and Chief Executive Officer and Director on January 28, 1999, in conjunction with a plan from "The Matthews Group" to evaluate and possibly fund the Registrant out of bankruptcy. Mr. Matthews has been a consultant for Vendtronics, LLC. (was formerly Chairman/Co-Owner, sold to FEC) from 1994 to the present time. From 1984 to 1993 he was Co-Founder, Director and Vice President of Operations at Control Data, Design Engineer an UNIVAC and Design Engineer at Minneapolis/Moline/Case. Mr. Matthews currently is on the Board of Directors of Artesyn Technologies (merger of Computer Products/ZYTEC), Pioneer Software Development, Solar Attic and Third Wave Systems Companies.

              Ms. Van Thuy Tran is the current CEO of the company. Ms. Tran was President of Asia Consulting and Trading Company, a company dealing with trade in the Pacific Rim countries. She is the co-founder of Circle of Love, providing mission works in Vietnam.

              She was the founder of Equal Partners, Inc., a construction and building company in Minnesota. Ms. Van Tran has a Medical Degree and worked in the medical field for over 17 years. For the last twenty years, she has been an entrepreneur involved in building businesses, providing opportunity for the minority and creating solutions for distressed situations.

              Mr. Gerald Okerman was elected Chairman of the Board during the 4th quarter of 2001. Mr. Okerman is the Corporate Development Manager in the Corporate Enterprise Department of Minnesota Mining and Manufacturing Company (3M). Since joining 3M in September 1983, Mr. Okerman has been responsible for 3M's Venture Capital Program. This program under Mr. Okerman's management has committed over $150 million to 55 venture funds managed by 30 management groups in the U.S., Europe, and Japan. In addition to managing 3M's Venture Capital program, Jerry has identified, analyzed, facilitated, negotiated, and closed numerous acquisitions, divestitures, equity investments and other types of alliances on behalf of 3M. His national recognition and insight has given him the opportunity to be an advisor to some of the leading venture capital firms in the world including NEA, Summit, Oak, Partech, and Arch. He is the Chairman of the IBF Corporate Venture Capital Conference

              Mr. Okerman chairs the Board of Directors of MIN Corp, a Minnesota Venture Fund, and is a member of the board of managers of the J.P. Morgan Institutional, Corporate Finance, and Venture Funds (New
              York). He serves on the advisory boards of Blueline Ventures (Chicago), HMS Hawaii (Hawaii), and Oak Partners (Westport, Minneapolis, Menlo Park). Mr. Okerman is also a director of College Enterprises, Inc./icollege.com (Los Angeles), Majestic Communications (Atlanta), Norse Building Systems Inc. (Ladysmith,
              WI), Abbott Resource Group (Irvine) and is a member of the European Venture Capital Association and finance committee for Young Life, Stillwater, Minnesota.

              Mr. Okerman has a Bachelor of Arts degree from Gustavus Adolphus College, a Juris Doctorate degree from the University of Denver College of Law, and is a member of the Minneapolis Club. He is married and has five children.

              Committee and Board Meetings
              ----------------------------
              Four Board Meetings were held, and all board members attended all meetings. The Registrant had no standing audit, nominating or compensation committees of its Board or committees performing similar functions during fiscal 2000. The Directors have regularly communicated to discuss the company's affairs and also have held formal periodic board meetings to transact and approve appropriate business. Mr. Gerald Okerman is paid a monthly fee of $1,000 for serving as chairman of the board. In addition, Mr. Okerman received 25,000 shares of common stock of the company for assuming the duties of the chairman of the board. The stock was valued at $0.23 per share.

              Jerald Okerman's SEC Form 3 was filed late.

ITEM 10       EXECUTIVE COMPENSATION
-------       ----------------------
              Van Thuy Tran, CEO, received compensation in the amount of $100,000.00 for the fiscal year ended June 30th, 2001.

              Miles Finn, COO, received compensation in the amount of $90,000.00 for the fiscal year ended June 30th, 2001.

              No cash bonuses were paid by the Registrant to any executive officer during the fiscal year ended June 30th, 2001.

              Compensation  pursuant to plans including  pension,  stock option,
              ------------------------------------------------------------------
              and stock appreciation rights plan
              ----------------------------------

              As of June 30th, 2001, the Registrant did not have any stock appreciation, rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any executive officer of our Company.

              Termination of Employment and change of control arrangement
              -----------------------------------------------------------
              During the year ended June 30th, 2001, Mr. Gerald Okerman assumed the duties of the Chairman of the Board. Mr. Okerman did receive stock for acceptance of the position.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------- --------------------------------------------------------------
The following table sets forth, as of June 30, 2001 certain information with respect to all shareholders known by the Registrant to be beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all officers and directors of the Registrant as a group:

------------------------------------------- ------------------ -----------------
         Name & Address                      Number of Shares        Percent of
                                                                         Shares
------------------------------------------- ------------------ -----------------
                                                  Common               Common
                                               (see 2 below)
------------------------------------------- ------------------ -----------------
Larry Matthews                                      None                 N/A
7601 5th Avenue, Richfield, MN  55423
------------------------------------------- ------------------ -----------------
Van Thuy Tran (see 1 below)                      2,893,434               3.9%
1430 Orkla Drive, Golden Valley  MN 55427
------------------------------------------- ------------------ -----------------
Wolodymyr Starosolsky                              573,468               8.69
50 Broadway, Suite 806, New York, NY 10004
------------------------------------------- ------------------ -----------------
The Matthews Group LLC (see 1 below)             2,593,474               39.3
1430 Orkla Drive, Golden Valley MN  55427
------------------------------------------- ------------------ -----------------
Gerald Okerman                                      25,000                N/A
10050 Arcola Trail N, Stillwater,MN  55082
------------------------------------------- ------------------ -----------------
Larry Johanns (see 1 below)518 N 12 Street,      2,593,474               39.3
Osage, IA 50461
------------------------------------------- ------------------ -----------------
All Officers and Directors as a group            2,918,434               44.2
(3 person) Van Thuy Tran,
Gerald Okerman and Larry Matthews
--------------------------------------------------------------------------------

1)  Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group.
2)Includes shares of common stock that my be issued upon conversion of Series H Preferred Stock which may be converted at any time.

ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------       ----------------------------------------------
              Related Party Transactions
              --------------------------
              In September 1999, We accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under the Plan of Reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to the Company of $18,518.52. These payments are non-interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group, LLC. We have not perfected a security interest in the pledged properties as of June 30th, 2001. The note became partially collateralized after the fiscal year ended June 30th, 2001 by mortgages on income-producing real estate having an assessment value in excess of $800,000, three properties owned by Van Thuy Tran and one property by Larry Matthews.

              Subscription receivable and notes from The Matthews Group LLC
              -------------------------------------------------------------
              The Matthews Group LLC paid the Gant Group $182,345.87 to bring the note between the Gant Group and the Registrant up to date on both principal and interest. The Matthews Group has also committed to the Gant Group that it will make the remaining payments on the note. The Registrant owes The Matthews Group the amounts paid to the Gant Group and will owe any additional amounts paid by The Matthews Group on the notes. The Matthews Group, LLC had taken a secondary position to the Gant Group in our patents which are the collateral for the note to the Gant Group. As of December 1, 2000, The Matthews Group paid the Gant Group in full and has now obtained a first position in this collateral until this obligation is repaid to The Matthews Group.

              A principal of The Matthews Group advanced the Company $126,000 from July to November 2000 to cover working capital made associated with sales. These advances were unsecured and bore interest at 10%. In March 2001, these advances and associated interest of $4,583 were incorporated into the Prepayment on Subscription.

              A principal of The Matthews Group provided factoring to the Company in 2000 and 2001. We paid factoring fees totaling $15,000 in 2000 on a $100,000 ninety-day note and a $100,000 sixty-day note. Factoring interest totaled $4,583 in 2001.

              In July 2001, the company commenced leasing our office facilites from a principal of The Matthews Group under a month-to-month agreement calling for payments of $2,000 a month.

              On June 22, 2001, this principal of The Matthews Group advanced $25,000 to us under similar terms. In July, 2001, an additional $10,000 was advanced. These advances and the related interest were repaid in August 2001.

                                     PART IV

ITEM 13       EXHIBITS, LISTS AND REPORTS ON FORM 8-K
-------       ---------------------------------------
    (a)       Exhibits
              --------
              None

    (b) The Company did not file any Current Reports on Form 8-K during the fourth quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VERITEC, INC.

By     /s/ Van Thuy Tran                                    September 28, 2001
    --------------------
          Van Thuy Tran
          Director, Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                        Date
---------                        -----                        ----
/s/ Gerald Okerman               Director               September   28, 2001
------------------                                                      ----
Gerald Okerman


/s/ Larry Matthews               Director               September   28, 2001
------------------                                                      ----
Larry Matthews