Form 10QSB
period 2001-09-30
VERITEC INC
filed 2001-11-14
CIK 773318

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB
(Mark One)

     X   QUARTERLY  REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
  -----  ACT OF 1934  (No fee required)

              For the quarterly period ended     September 30, 2001
                                                 ------------------
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

                                   95-3954373
                      -----------------------------------
                      (IRS Employer Identification Number)

                     1163 Kruse St., WEST ST. PAUL MN 55118
    ---------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                  651-552-9215
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
         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 2001 the company had:

                        Number of Shares of Common Stock
            -------------------------------------------------------
                                    6,595,849
            -------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
Item 1.  Financial Statements
-----------------------------
                                   VERITEC INC
                                 BALANCE SHEETS
                                   (unaudited)

                                                 30-Sep-01           30-Jun-01
                Assets
Current Assets
Cash                                          $      5,141       $       4,405
Receivables                                         17,364               3,758
Inventories                                              -                   -
Prepaids                                               663               9,792
                                              ------------       -------------
Total Current Assets                                23,168              17,955

Fixed Assets (net)                                  15,742              17,740
Intangible assets (net)                            123,337             133,336
                                              ------------       -------------
Total Assets                                  $    162,247       $     169,031
                                              ============       =============
        LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Notes payable                                 $                  $      25,000
Notes Payable (secured)                                  -                   -
Convertible note (secured)                         397,374             397,374
Bank overdraft                                           -                   -
Accounts payable & accrued expenses                146,558             298,148
Disputed payables                                  217,702             217,702
                                              ------------       -------------
Total current liabilities                          761,634             938,224
                                              ------------       -------------
Prepayment on stock & subscription receivable      214,122             219,678

Stockholders' equity (deficit)
  Preferred stock, par value $1.00, authorized     366,007             366,007
  10,000,000 shares, 275,000 shares of Series
               H authorized
Common stock, par value $.01, authorized            66,958              66,958
            20,000,000 shares
Subscription receivable                         (1,078,139)         (1,106,271)
Additional paid in capital                      11,640,902          11,613,478
Accumulated deficit                            (11,809,237)        (11,929,043)
                                              ------------       -------------
Stockholders' equity (deficit)                    (813,509)           (988,871)
                                              ------------       -------------
Total liabilities & stockholders' equity      $    162,247       $     169,031
                (deficit)                     ============       =============


                        See Notes To Financial Statements

                          VERITEC INC
                    STATEMENTS OF OPERATIONS
                          (unaudited)
                                          For the quarter ending

                                     30-Sep-01         30-Sep-00
                                     ---------       -----------
Revenues

Total Revenues                       $ 268,738       $    79,854
Cost of Sales                                -            19,349
Gross Profit                           268,738            60,505

Sales commissions                            -             2,488

 Gross profit after commissions &      268,738            58,017
             warranty

Expenses:

Administration                       $  88,402       $   192,891
Sales & Marketing                        3,816                 -
Engineering & R&D                       46,265             1,692
                                     ---------       -----------
Total Expenses                         138,483           194,583
Gain (loss) from operations            130,255          (136,566)
Other Income (expense)

Interest income (expense) net          (10,449)           (1,713)
Total other income (expense)           (10,449)           (1,713)
                                     ---------       -----------
Net Income (loss)                    $ 119,806       $  (138,279)
                                     =========       ===========
Earning (loss) per share               $.02             ($.02)








                        See Notes To Financial Statements

                                   VERITEC INC
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                     For the quarter ending

                                                    30-Sep-01      30-Sep-00
                                                    ---------      ---------
Cash flow from operating activities
Net income (loss)                                    $119,806     $ (138,279)
    Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization                          11,997          9,956
(Increase) decrease in assets
Receivables                                           (13,606)       (34,704)
Inventories                                                 -        (11,403)
Prepaids                                                9,129
                                                                      (8,000)
Increase (decrease) in liabilities                    (25,000)             -
Accounts payable & accrued expenses                  (151,590)       149,718
Changes in secured liabilities                              -          3,212
Bank overdraft                                              -        (30,168)
                                                    ---------      ---------
Net cash used by operating activities                 (49,264)       (59,668)

Cash flow from financing activities
Prepayment on subscription receivable                  (5,556)         4,444
Subscription  receivable  and  related                 55,556         55,525
imputed interest

Net cash provided by financing activities              50,000         59,969

Net cash increase for period                              736            301
Cash at beginning of the period                         4,405          3,964
rounding                                                    -             (1)

Cash at the end of the period                       $   5,141      $   4,264
                                                    =========      =========
                        See Notes To Financial Statements


Basis of Presentation

         The unaudited financial statements presented herein have been prepared by us, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Report on Form 10-KSB for the fiscal year ended June 30, 2001. In the opinion of our management, the unaudited financial statements reflect all adjustments (consisting of normal recurring accruals only), which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of our company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

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

         Foreign based revenue accounted for 50% of the revenues earned from sales of product and royalties during this quarter. All sales of products for the quarter were received in United States dollars. There was no currency exchange risk.


Item 2.  Management's Discussion and Analysis
---------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS.


Convertible note (secured)
--------------------------
         On December 7th, 2000, The Mathews Group completed their "step-in-shoe" acquisition of the Gant Group promissory note, which was secured by our patents. The $397,374 note bears 10% interest, and is due on demand for either cash, or is convertible into Veritec common stock at $0.10 per share. Conversion is solely at the option of the Mathews Group.

Liquidity and Capital Resources

Debt owed by us at September 30, 2001 was as follows

                                      (unaudited)   (unaudited)      increase
                                        30-Sep-01     30-Jun-01     (decrease)
                                      -----------   -----------     ----------

Convertible note (secured)            $   397,374   $   397,374             -

Accounts payable & accrued expenses       364,260       515,850       151,590
                                      -----------   -----------     ---------
Total liabilities                     $   761,634   $   913,224     $ 151,590
                                      ===========   ===========     =========

    Our working capital of the company is shown below.

                                        30-Sep-01     30-Jun-01
                                      (unaudited)   (unaudited)
                                      -----------   -----------
Working capital (deficit)             $ (520,764)   $ (702,567)
                                      -----------   -----------

Financial and Operational Outlook
---------------------------------
Revenues for the quarter ended September 30, 2001, $268,738. These revenues were for VeriCode(R) readers, software, and royalties from Mitsubishi.

We do not expect revenues from operations to be adequate to meet all of our costs and expenses for the remainder of the fiscal year. We must secure adequate and stable financing to allow us to meet the selling opportunities that exist. We are continuing to solicit present customers, develop future customers, add sufficient staff, and raise additional investment in order to increase our sales. However, there is no assurance that any of these efforts will result in additional sales sufficient to generate adequate revenues to meet the costs and expenses of operations.

In August 2001 we moved our engineering offices from Golden Valley MN to West Saint Paul, MN. Our main telephone number is 651-552-9215.


Results of Operations
---------------------

Revenues for the quarter ended September 30, 2001, $268,738, were significantly higher than revenues of $81,252 for the same quarter ending in 2000. This represents a 231% increase. This increase reflected increased use of our VeriCode(R) readers in the LCD manufacturing business. Purchases in this industry fluctuate as new factories are opened, so there can be no assurance that such sales levels can be maintained. Notably the cost of sales decreased from 24% of revenue in the quarter ended September 30, 2000 to 0% for the most recent quarter. This significant improvement reflects our goal to concentrate on selling software rather than hardware.


         Operating expenses decreased for the quarter ended September 30, 2001, to $140,483. This represents a 23% decrease from the same quarter in 2000. This decrease includes a significant decrease in general and administrative expenses, which were high in 2000 due to expenses associated with transferring our business from California to Minnesota. Engineering expenses were higher in the current quarter, reflecting the fact that in the quarter ending September 30, 2000 we were in transition and not engaged in product development. We also pay less rent in our new engineering offices than in the same quarter of 2000. We have also converted to full-time engineering staff instead of employing consultants. Engineering and development staff costs were recorded as general and administrative expenses in 2000, and for 2001 are now classified as engineering R&D.

                                For the Quarter Ending September 30,
Expense category                     2001        2000       Increase/(decrease)
                                     ----        ----       -------------------

General and Administrative      $  88,402  $  192,891       $(104,489)
Sales and marketing                 3,816           -           3,816
Engineering, R&D                   48,265       1,692          46,573
                                ---------  ----------       ---------
                                $ 140,483  $  194,583       $ (54,100)
                                =========  ==========       ==========

Capital Expenditures and Future Commitments
-------------------------------------------

         No capital expenditures were made during the period for office equipment. There are no current commitments for material capital expenditures during the next 9 months. The amount of such additional capital required is uncertain and may be beyond that which is generated from operations.


Factors that may effect future results.
---------------------------------------
         The Matthews Group continues to make payments of $18,518.52 per month as required by the subscription agreement. The Matthews Group has, from time to time, advanced amounts in addition to the required monthly payment as needed to finance our continued operations. We will require financing in excess of the Matthews Group's commitment until revenue increases sufficiently to cover our expenses. There is no formal commitment on the part of the Matthews Group or any other person to provide additional cash.

                            PART II OTHER INFORMATION
                            -------------------------

Item 1.  Legal Proceedings.
---------------------------
         As explained more completely in our Form 10-KSB filed for the period ending June 30, 2001, a shareholder is suing the company and various individuals alleging actions were taken without proper authority of the corporation's board of directors and/or contrary to the plan of reorganization the corporation filed and completed under Chapter 11 of the U.S. Bankruptcy Act. Subsequent to the end of the period represented by this Form 10-QSB an answer was filed and motions submitted to dismiss this action. Results of these answers and motions are pending at this time.


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

Item 5.  Other Information.
---------------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
None.

                                   SIGNATURES
                                   ----------
In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Veritec  Inc.
                                               --------------------------------

Date:             Nov 13  2001                 /s/ Van Tran
         ----------------------------          --------------------------------
                                               Van Tran - CEO

Date:             Nov 13  2001                 /s/ Jerry Fors
         ----------------------------          --------------------------------
                                               Jerry Fors -  CFO