Form 10QSB
period 2001-12-31
VERITEC INC
filed 2002-02-14
CIK 773318

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
________________________________________________________________________________


                                   FORM 10-QSB
(Mark One)
   X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
 -----         EXCHANGE ACT OF 1934  (No fee required)

                       For the quarterly period ended     December 31, 2001
                                                          -----------------

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
 -----         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from   ________ to  ________

Commission file number   0-15113
                         -------

                                  VERITEC INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                      ------------------------------------
                      (IRS Employer Identification Number)

                     1163 Kruse St., WEST ST. PAUL MN 55118
             ------------------------------------------------------
               (Address of principal executive offices, zip code)

                                  651-552-9215
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X__ No ____

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of December 31, 2001 the company had:

                        Number of Shares of Common Stock
            -------------------------------------------------------
                                    6,720,849
            -------------------------------------------------------

Table of Contents



                                   FORM 10-QSB
                                  VERITEC, INC.

                                      INDEX
                                                                           Page
PART I.                 FINANCIAL INFORMATION                                 3

Item 1                  Financial Statements                                  3

Item 2                  Management's Discussion and Analysis of               7
                        Financial Condition and Plan of Operation

PART II.                OTHER INFORMATION                                     9

Item 6                  Exhibits and Reports on Form 8-K                      9

SIGNATURES                                                                   10

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements


                                   VERITEC INC
                                 BALANCE SHEETS
                                   (unaudited)

                                               31-Dec-01           30-June-01
             ASSETS
Current Assets
Cash                                                                   $10,267
                                                    $1,048
Receivables                                         84,692               3,938
Inventories                                              0                   0
Prepaids                                                 0               9,792
                                                  --------            --------
Total Current Assets                                85,740              23,997

Fixed Assets (net)                                  14,011              17,740
Intangible assets (net)                            113,338             133,336
                                                  --------            --------

Total Assets                                       213,089             175,073
                                                  ========            ========

        LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Notes payable                                            0             $25,000
Notes Payable (secured)                           $397,374             397,374
Bank overdraft                                      32,005               5,862
Accounts payable & accrued expenses                206,669             516,030
                                                  --------            --------
Total current liabilities                          636,048             944,266
                                                   -------             -------

Prepayment on stock & subscription                 287,567             219,678
                                                   -------             -------

Stockholders' equity (deficit)
    Preferred stock, par value $1.00,              366,007             366,007
    authorized 10,000,000 shares, 275,000
    shares of Series H authorized
Common stock, par value $.01, authorized            67,208              66,959
            20,000,000 shares
Subscription receivable                         (1,049,298)         (1,106,271)
Additional paid in capital                      11,694,159          11,613,478
Accumulated deficit                            (11,788,602)        (11,929,044)
                                               -----------         -----------
Stockholders' equity (deficit)                    (710,526)           (988,871)
                                                   -------             -------
Total liabilities & stockholders' equity           213,089             175,073
                (deficit)                          =======             =======

                                   VERITEC INC
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                  For the 6 month period  For the 3 month period
                                          ending                  ending

                                   31-Dec-01   31-Dec-00   31-Dec-01   31-Dec-00

Total Revenues                      376,641     125,023     107,903      43,771

Cost of Sales                             0      51,921           0      32,612
                                   --------    --------    --------    --------
Gross Profit                        376,641      73,102     107,903      11,159

Sales Commission                          0       4,247           0       1,760
                                   --------    --------    --------    --------

Gross profit after commissions &
warranty                            376,641      68,855     107,903       9,399

Expenses:

Administration                      171,785     335,971      83,659     142,966
Sales & Marketing                     7,405       8,905       3,589       8,905
Engineering & R&D                   154,572      79,606     108,287      77,913
                                   --------    --------    --------    --------

Total Expenses                      333,762     424,482     195,535     229,784

Income (loss) from operations        42,879    (355,626)    (87,632)   (220,385)

Debt Forgiveness                    117,988     117,988
Interest Income (expense) net       (20,426)    (27,782)     (9,977)    (21,167)

Total other income (expense)         97,562     (27,782)    108,011     (21,167)

Net Income (loss)                   140,441    (383,409)     20,379    (241,552)

Earning (loss) per share               0.02       (0.06)       0.00       (0.04)




                       See Notes to Financial Statements.

                                   VERITEC INC
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   For the 6 month period ending


                                                         31-Dec-01     31-Dec-00

Cash flow from operating activities
Net income (loss)                                         140,442      (383,409)

          Adjustments to reconcile net income (loss) to net cash from operating activities

Debt Forgiveness                                         (117,988)
Depreciation and amortization                              23,725        22,162
(Increase) decrease in assets
Receivables                                               (80,754)       40,113
Inventories                                                28,580
Prepaids                                                    9,792
Increase (decrease) in liabilities
Accounts payable & accrued expenses                      (171,373)       92,720
Changes in secured liabilities                            (25,000)
Bank overdraft                                             26,143
Purchase of tangible assets                                     0        (3,238)
                                                         --------      --------
Net cash used by operating activities                    (195,013)     (203,073)

Cash flow from financing activities
Issuance of notes payable                                       0        36,686
Prepayment on subscription receivable                      67,889         3,889
Subscription receivable                                    56,973        51,573
Issuance of stock                                               0         1,252
Added paid in capital                                      60,931       116,334
                                                         --------      --------
Net cash provided by financing activities                 185,793       209,734

Net cash increase for period                               (9,220)        6,661
Cash at beginning of the period                            10,267         3,964
rounding
Cash at the end of the period                               1,047        10,625
                                                         ========      ========

                       See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2001.

Cash

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

         Foreign-based revenue accounted for 94% of the revenues earned from sales of product and royalties during this quarter. All sales of products for the quarter were received in United States dollars. There was no currency exchange risk.


Nature of Business

         Veritec Inc. (the "Company") was incorporated in Nevada on September 8, 1982. The Company is primarily engaged in development, marketing and sales of a line of microprocessor-based encoding and decoding system products that utilize its patented Vericode Symbol technology. The Company's VeriSystem enables a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data to a product, which enables automatic identification and collection of data. The Company has also developed its Veritaggant Covert Identification System, which enables the application of a label or tag to a product for subsequent verification of its authenticity. The Veritaggant Covert Identification System is not currently being marketed by the Company.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates


Debt Forgiveness

         During the quarter the Company entered into a settlement agreement with a former employee relating to breach of contract. As a part of this settlement agreement the Company obtained the Pulnix software library it sought. This settlement agreement also relieved the Company of any future obligations to this former employee. The Company recognized a gain on debt forgiveness of $75,988 relating to this settlement.

         During the quarter the Company further settled some remaining pre-petition and bankruptcy period obligations through the issuance of 25,000 shares of the Company's common stock as provided for in the Company's plan of reorganization. These settlements resulted in recognition of gains on debt forgiveness totaling $42,000.

Other Information

         Accounts Payable of $20,000 were settled through the issuance of 25,000 shares of common stock.


Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS.



Liquidity and Capital Resources

Debt owed by us at December 31, 2001 was as follows:

                                             (unaudited) (unaudited)   increase
                                              31-Dec-01   31-Dec-00   (decrease)
                                               --------    --------    --------

Notes Payable (secured)                         397,374     397,374           0
Convertible note (secured)
Bank overdraft                                   32,005                  32,005
Accounts payable & accrued expenses             206,669     516,562    (309,893)
                                               --------    --------    --------
Total liabilities                               636,048     913,936    (277,888)
                                               ========    ========    ========

Our working capital is shown below. Working capital for December 31, 2001, has been adjusted by $79,713 to reflect payables recognized as liabilities on our balance sheet, but the validity of which are disputed by the Company.

                                             (unaudited) (unaudited)
                                              31-Dec-01   31-Dec-00
                                               --------    --------
Working capital (deficit)                      (470,595)   (478,251)
                                               ========    ========



While revenues in our industry fluctuate significantly each quarter and are difficult to predict, we do not expect revenues from operations to be adequate to meet all of our costs and expenses for the remainder of the fiscal year. We must secure adequate and stable financing to allow us to meet the selling opportunities that exist. We are continuing to solicit present customers, develop future customers, add sufficient staff, and raise additional investment in order to increase our sales. However, there is no assurance that any of these efforts will result in additional sales sufficient to generate adequate revenues to meet the costs and expenses of operations.

Financial and Operational Outlook

         Revenues for the quarter and six months ended December 31, 2001, were $107,903 and $376,641 respectively. Sales of VeriCode(R) readers, software, and royalties received from Mitsubishi generated these revenues.



Results of Operations


         Revenues for the quarter and six months ended December 31, 2001, were $107,903, and $376,641, respectively. The quarter's revenue is a 146% increase from the $43,771 revenue in the same quarter in 2000. The six-month revenue of $376,641 is a 201% increase from the same half of the previous year. Purchases in this industry fluctuate, as new factories are opened, so significant quarterly fluctuations can be expected. The cost of sales decreased from 41% of revenue in the quarter ended December 30, 2000 to 0% for the most recent quarter. This significant improvement reflects our goal to concentrate on selling software rather than hardware.


         Operating expenses decreased for the quarter ended December 31, 2001, to $195,535. This represents a 54% decrease from the same quarter in 2000. Operating expenses decreased for the two quarters ended December 31, 2001, to $333,762. This represents a 21% decrease from the same two quarters in 2000. This decrease includes a significant decrease in general and administrative expenses, which were high in 2000 due to expenses associated with transferring our business from California. In the quarter ended December 31, 2001 disputed payables totaling $117,988 were resolved, resulting in a positive impact to the statement of operations as shown in the category "Other Income".

Capital Expenditures and Future Commitments


         No capital expenditures for office equipment were made during the period. The Company has entered into a agreement, subject to Board approval, to acquire a fifty percent interest in a company to be formed, Veritec-Iconix Ventures, Inc. (VIVI). The Matthews Group, the Company's largest stockholder, would acquire the other fifty percent interest in VIVI. VIVI, in turn, would acquire Iconix, a Japanese company operating in a similar industry. If Board approval is obtained it would require the Company to pay a cash payment of $50,000 to VIVI and issue VIVI 150,000 shares of the Company's common stock. The Matthew Group would also pay a cash payment of $50,000 to VIVI and transfer 150,000 shares of the Company's common stock it owns to VIVI. VIVI, in turn, would pay $100,000 and 300,000 shares of the Company's common stock for one hundred percent ownership of Iconix.

         Should the VIVI acquisition occur, it would require additional capital to fund the operations of VIVI. VIVI, with assistance from the Company and the Matthews Group, would seek capital from various sources. There is no assurance that adequate capital can be raised.





Factors that may affect future results.

         The Matthews Group continues to make payments of $18,518.52 per month as required by its subscription agreement. The Matthews Group has, from time to time, advanced amounts in addition to the required monthly payment as needed to finance our continued operations, and we rely on these advances. We will require financing in excess of the Matthews Group's commitment until revenue increases sufficiently to cover our expenses. We are seeking capital from various sources. There is no assurance that adequate capital can be raised. There is no formal commitment on the part of the Matthews Group or any other person to provide additional cash.

         We have begun an arbitration process with Mitsubishi, regarding underpayment of royalties. An adverse outcome to this arbitration proceeding could lower our royalty receipts.


                            PART II OTHER INFORMATION


Item 1.  Legal Proceedings.

         As explained more completely in our Form 10-KSB filed for the period ending June 30, 2000, a shareholder is suing the company and various individuals alleging that actions were taken without proper authority of the corporation's board of directors and/or contrary to the plan of reorganization the corporation filed and completed under Chapter 11 of the U.S. Bankruptcy Act. This action is currently pending.

         We have filed a lawsuit against Veri-Code Systems, Inc. for trademark infringement. This action is currently pending.


Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.












                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Veritec  Inc.
------------------------------

Date:             February 14th, 2002          /s/ Van Tran
         ----------------------------------    --------------------------------
                                                   Van Tran - CEO