Form 10QSB
period 2002-03-31
VERITEC INC
filed 2002-05-14
CIK 773318

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

                           For the quarterly period ended     March 31, 2002
                                                              --------------

                  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (D) OF THE
 -----            SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from   _________ to  _________

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

                     1163 Kruse St., WEST ST. PAUL MN 55118
  ----------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                  651-552-9215
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of March 31, 2002 the company had:

                        Number of Shares of Common Stock
            -------------------------------------------------------
                                    6,720,849
            -------------------------------------------------------

Table of Contents



                                   FORM 10-QSB
                                  VERITEC, INC.



                                      INDEX
                                                                   Page
PART I.            FINANCIAL INFORMATION                            3

Item 1             Financial Statements                             3

Item 2             Management's Discussion and Analysis of          8
                   Financial Condition and Plan of Operation

PART II.           OTHER INFORMATION                               11

Item 6             Exhibits and Reports on Form 8-K                11

SIGNATURES                                                         11

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements


                                   VERITEC INC
                                 BALANCE SHEETS
                                   (unaudited)

                                                      31-Mar-02      30-June-01
Assets                                             ------------    ------------
Current Assets
Cash                                                       --      $     10,267
Receivables                                             181,596           3,938
Inventories                                                --              --
Prepaids                                                   --             9,792
                                                   ------------    ------------
Total Current Assets                                    181,596          23,997

Fixed Assets (net)                                       11,981          17,740
Intangible assets (net)                                 103,339         133,336
                                                   ------------    ------------

Total Assets                                            296,916         175,073
                                                   ============    ============
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Notes payable                                      $     37,362    $     25,000
Notes Payable (secured)                                 397,374         397,374
Bank overdraft                                           46,584           5,862
Accounts payable & accrued expenses                     183,741         516,030
                                                   ------------    ------------
Total current liabilities                               665,062         944,266
                                                   ------------    ------------
Prepayment on stock & subscription                      372,011         219,678
receivable                                         ------------    ------------

Stockholders' equity (deficit)
Preferred stock, par value $1.00,                       366,007         366,007
authorized 10,000,000 shares, 275,000
shares of Series H authorized
Common stock, par value $.01, authorized                 67,208          66,959
20,000,000 shares
Subscription receivable                              (1,004,730)     (1,106,271)
Additional paid in capital                           11,720,147      11,613,478
Accumulated deficit                                 (11,888,789)    (11,929,044)
                                                   ------------    ------------
Stockholders' equity (deficit)                         (740,157)       (988,871)
                                                   ------------    ------------
Total liabilities & stockholders' equity
(deficit)                                               296,916         175,073
                                                   ============    ============

                       See Notes to Financial Statements.

                                   VERITEC INC
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                  For the 9 month period  For the 3 month period

                                   31-Mar-02   31-Mar-01   31-Mar-02   31-Mar-02
                                   --------    --------    --------    --------
Total Revenues                      494,538     148,297     117,897      43,771

Cost of Sales                          --        51,921        --        32,612
                                   --------    --------    --------    --------
Gross Profit                        494,538      96,376     117,897      11,159

Sales Commission                       --         4,247        --         1,760
                                   --------    --------    --------    --------

Gross profit after commissions &
warranty                            494,538      92,129     117,897       9,399

Expenses:

Administration                      366,551     335,971     194,766     142,966
Sales & Marketing                     9,455       8,905       2,050       8,905
Engineering & R&D                   236,473      79,606      81,901      77,913
                                   --------    --------    --------    --------

Total Operating Expenses            612,479     424,482     278,717     229,784

Income (loss) from operations      (117,941)   (332,353)   (160,820)   (220,385)

Debt Forgiveness                    188,417      70,429
Interest Income (expense) net       (30,221)    (27,782)     (9,795)    (21,167)
                                   --------    --------    --------    --------

Total other income (expense)        158,195     (27,782)     60,633     (21,167)
                                   --------    --------    --------    --------

Net Income (loss)                    40,255    (360,135)   (100,187)   (241,552)

Earning (loss) per share               0.01       (0.05)      (0.01)      (0.04)











                       See Notes to Financial Statements.

                                   VERITEC INC
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For the Nine Months Ending

                                                        31-Mar-02      31-Mar-01
                                                        --------       --------
Cash flow from operating activities
-----------------------------------
Net income (loss)                                         40,255       (360,135)

Adjustments to reconcile net income (loss) to net cash from operating activities

Debt Forgiveness                                        (188,417)          --
Depreciation and amortization                             35,756         22,162

(Increase) decrease in assets
Receivables                                             (177,658)        40,113
Inventories                                                 --           29,310
Prepaids                                                   9,792           (400)

Increase (decrease) in liabilities

Accounts payable & accrued expenses                     (143,872)        69,116
Changes in secured liabilities                            12,362           --
Bank overdraft                                            40,722           --
Purchase of tangible assets                                 --           (3,238)
                                                        --------       --------

Net cash used by operating activities                   (371,059)      (203,072)

Cash flow from financing activities
-----------------------------------
Issuance of notes payable                                   --           36,686
Prepayment on subscription receivable                    152,333          3,889
Subscription receivable                                  101,541         51,572
Issuance of stock                                            249          1,252
Additional Paid in Capital                               106,669        116,334
                                                        --------       --------

Net cash provided by financing activities                360,792        209,733

Increase (Decrease) in Cash Position                     (10,267)         6,661
Cash at beginning of the period                           10,267          3,964
                                                        --------       --------

Cash at the end of the period                               --           10,625
                                                        ========       ========



                       See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2001.

Nature of Business
------------------
         Our company was incorporated in Nevada on September 8, 1982. We design, manufacture and sell software related to our patented, proprietary VeriCode(R) two-dimensional barcode. VeriCode(R)-writing software enables an identifying symbol to be placed on an item, and VeriCode(R)-reading software enables the symbol to be read, permitting identification of the item at a later time.

         For example,  our software is used to help automate the computer screen
(LCD) manufacturing process. We sell software that can read VeriCode(R) symbols that are covered by "chrome," a material that makes the VeriCode symbol almost invisible to the naked eye.

         The VeriCode(R) symbol is able to store a large amount of data in a small space. We are developing a product that encodes biometric data into a two-dimensional bar code, the VeriSecure(TM) symbol. After this symbol is printed onto an identification card, our software can be used to read the data off the card, and compare that data to the fingerprint of the person who is presenting the card. In this way the VeriSecure(TM) symbol can be used to confirm that the person who possesses the identification card is the person to whom the card was issued.

Use of Estimates
----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenues
--------
         Revenues from products and engineering sales are recognized when the products are shipped and services preformed. Royalties and license fees are recognized upon completion of the terms of the applicable agreement.

         Foreign-based revenue accounted for 100% of the revenues earned from sales of product and royalties during this quarter. All sales of products for the quarter were received in United States dollars. There was no currency exchange risk.

Debt Forgiveness
----------------
         During the quarter ended March 31, 2002, the Company recognized debt forgiveness of $70,429 related to elimination of a liability that the Company disputes. It is the Company's position that if this liability was ever valid, it constituted pre-petition indebtedness. As such, the liability was subject to the Company's former bankruptcy proceedings. The individual claiming this obligation never filed a claim in the Company's bankruptcy proceedings. This individual has also failed to respond to the Company's requests for proof of the claim. As such, the Company determined that the liability should be eliminated. There can be no assurance that, in the future, this claim will not be renewed against the Company.

Other Information
-----------------
         None.

         Item 2.  Management's Discussion and Analysis
         ---------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS.


Liquidity and Capital Resources
-------------------------------

Debt owed by us at March 31, 2002 was as follows

                                              (unaudited) (unaudited) increase
                                              31-Mar-02   31-Mar-01   (decrease)
                                              --------    --------    --------

Notes Payable (secured)                        434,737     397,374      37,363
Convertible note (secured)
Bank overdraft                                  46,584        --        46,584
Accounts payable & accrued expenses            183,741     538,498    (354,757)
                                              --------    --------    --------
Total liabilities                              665,062     935,872    (270,810)
                                              ========    ========    ========


Debt forgiveness of $188,417, the elimination of hardware purchases as a result of concentration on software development and the Company's efforts to reduce debt through better management of cash has produced a significant reduction in the Accounts Payable balance.

         Our working capital is shown below.

                                                31-Mar-02           31-Mar-01
                                                (unaudited)         (unaudited)
                                                -----------         -----------
Working capital (deficit)                          (474,180)           (478,251)
                                                ===========         ===========


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

Financial and Operational Outlook
---------------------------------
Revenues for the nine months ended March 31, 2002, and March 31, 2001, were $494,538, and $148,297, respectively. The increased revenue for 2002 is a direct result of the company's focus to develop new customer sales. Sales of VeriCode(R) readers, software, and royalties from Mitsubishi generated these revenues.

Results of Operations
---------------------
         The quarter's revenue of $117,897 represents a 269% increase from $43,771 in the same quarter in 2001. The nine-month revenue of $494,538 represents a 333% increase from the same period of the previous year. Purchases in this industry fluctuate, as new factories are opened, so significant quarterly fluctuations can be expected. The cost of sales decreased from 35% of revenue in the quarter ended March 31, 2001 to 0% for the most recent quarter. This significant improvement reflects our goal to concentrate on selling software rather than hardware.

         Operating expenses increased for the quarter ended March 31, 2002, to $278,717. This represents a 21% increase from the same quarter in 2001.
Operating expenses increased for the nine months ended March 31, 2002, to $612,479. This represents a 44% increase from the same three quarters in 2001. This increase includes a significant increase in Engineering and Research and Development, which was a result of additional engineering staff, increased travel costs and legal fees for defending the Company's patents. In the nine months ended March 31, 2002 the company wrote off disputed payables totaling $188,417 after receiving notification from the payees that the debts would not be pursued, resulting in a positive impact to the statement of operations as shown in the category "Other Income."



                                       Operating Expenses for the 9 months ended
                                       March 31,
Expense category                                2002         2001     Increase/
                                                                      (decrease)

General and Administrative                   366,551      335,971       30,580
Sales and marketing                            9,455        8,905          550
Engineering, R&D                             236,473       79,606      156,867
                                             -------      -------      -------
                                             612,479      424,482      187,997
                                             =======      =======      =======


Capital Expenditures and Future Commitments
-------------------------------------------
         No capital expenditures for equipment were made during the period.

         On January 30, 2002, the Company and The Matthews Group LLC formed Veritec Iconix Ventures, Inc. ("VIVI"), a Delaware corporation. Each of the Company and The Matthews Group LLC own 50% of the outstanding shares of common stock of VIVI. The Matthews Group LLC, together with its affiliates, also owns 1,404,479, or 20.09%, of the outstanding shares of the Company. In February 2002, the Company advanced $500 to VIVI to open it's checking account. In April 2002 The Matthews Group loaned $100,000 to the Company, $50,000 of which the Company subsequently used to makes its initial capital contribution to VIVI. The Promissory Note to The Matthews Group LLC bears interest at a rate of 10% per annum and is due in one year. Additionally, the Promissory Note is convertible into common stock of the Company at a price of $0.25 per share.

         Subsequent to the formation of VIVI, on February 13, 2002, VIVI entered into an agreement to purchase 100% of the outstanding equity securities of Iconix, Inc., a Japanese corporation, pursuant to a Stock Purchase Agreement, dated February 13, 2002, by and among VIVI, Iconix, Inc., Masayuki Kuriyama and Yoshihiro Tasaka. The total consideration for the purchase consisted of 300,000 shares of common stock of the Company and $100,000 in U.S. dollars. The 150,000 shares contributed by the Company represented newly issued shares of the Company. The 150,000 shares contributed by The Matthews Group represented a portion of the shares already owned by it.

Factors that may affect future results.
---------------------------------------
         The Matthews Group continues to make payments to the Company of $18,518.52 per month as required by its subscription agreement. The Matthews
Group has, from time to time, advanced amounts in addition to the required monthly payment as needed to finance our continued operations, and we rely on these advances. We will require financing in excess of the Matthews Group's commitment until revenue increases sufficiently to cover our expenses. We are seeking capital from various sources, but there is no assurance that adequate capital can be raised. There is no formal commitment on the part of the Matthews Group or any other person to provide additional cash.

         We  have  begun  an  arbitration  process  with  Mitsubishi   regarding
underpayment of royalties. An adverse outcome to this arbitration proceeding could lower our royalty receipts.

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

         Veritec  Inc.
   -------------------------

Date:       May 14th, 2002                      /s/  Van Tran
         ------------------------------         --------------------------------
                                                     Van Tran - CEO