Form 10KSB
period 2002-06-30
VERITEC INC
filed 2002-09-27
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-KSB

(Mark one)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCANGE ACT OF 1934 (fee required)

             FOR THE FISCAL YEAR ENDED JUNE 30, 2002

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCANGE   ACT OF 1934

           For the transition period from           to

                   Commission File No. 0-15113

                          VERITEC, INC.
      (Exact name of small business issuer in its charter)

            Nevada                          95-3954373
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

   1430 Orkla Drive, Golden                   55427
          Valley, MN
(Address of principal executive             (Zip Code)
           offices)

Issuer's telephone number,                 651-552-9484
including area code:

Securities registered under
                                               None
Section 12(b) of the Act:
Securities registered under
                                   Common stock, $.01 par value
Section 12(g) of the Act:
                                         (Title of Class)


Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such
      reports), and has been subject to such
filing requirements for the past 90 days.  Yes [X] No [].

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. []

Revenues for the year ending June 30, 2002 were $564,768.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on September 25, 2002 was approximately
$840,371.

Number of shares outstanding as of September 25th, 2002:
6,946,849.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. [X] Yes [] No.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB for the period ended June 30, 1999 is hereby incorporated by reference.

  THIS DOCUMENT CONSISTS OF 51 PAGES, INCLUDING EXHIBIT PAGES.
                THE EXHIBIT INDEX IS ON PAGE 50.

                          VERITEC, INC.
                           FORM 10-KSB

             FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                       TABLE OF CONTENTS
                                                        Page No.
                             PART I

 Item 1   Description of Business                          4
 Item 2   Description of Property                          9
 Item 3   Legal Proceedings                                9
 Item 4   Submission of Matters to a vote of Security      10
          Holders

                            PART II

 Item 5   Market for Common Equity and Related             11
          Stockholder Matters
 Item 6   Management's Discussion and Analysis or          11
          Plan of Operations
 Item 7   Financial Statements                             16
 Item 8   Changes in and Disagreements with                42
          Accountants on Accounting
          Financial Disclosure

                            PART III

 Item 9   Directors, Executive Officers, Promoters         42
          and Control Persons;
          Compliance with Section 16 (a of the
          Exchange Act)
 Item 10  Executive Compensation                           43
 Item 11  Security Ownership of Certain Beneficial         44
          Owners and Management
 Item 12  Certain Relationships and Related                45
          Transactions

                            PART IV

 Item 13  Exhibits and Reports                             46

          Signatures                                       47

                             PART I

ITEM 1  DESCRIPTION OF BUSINESS

(A)  Business Development

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

Veritec develops, markets, and sells a line of microprocessor-based encoding and decoding system products that utilize its patented VERICODE (registered) symbol technology. Our technology enables a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data, referred to by us as a "Vericode (registered) Symbol", to a product, enabling automatic identification and collection of data with respect to the marked product.

In 1999 Veritec, Inc. moved from its previous location in California to the suburbs of Minneapolis, Minnesota. After moving to Minnesota, engineering efforts were focused on converting the DOS based operating system to both Windows and UNIX operating platforms, further augmenting the number of computers with which our technology works, and the development of the Secure ID business. At the same time personnel and facilities costs were restructured to reduce overhead and the sales effort was focused on increasing the company's revenue primarily in the Asian market. As part of our objective to increase sales in Asia, Veritec acquired 50% ownership of Iconix, Inc., a Japanese firm in the fourth quarter of the fiscal year. Iconix, Inc. was renamed Veritec Iconix Ventures, Inc. ("VIVI"). Veritec and VIVI share core technology and expertise in two-dimensional matrixes. VIVI focuses on the LCD market in Asia, while Veritec, Inc. intends to concentrate on the Secure ID market in the U.S. and Asia. Through

VIVI, we expect to be
better able to sell and provide service to our markets in Japan and Korea, and to the emerging markets in Taiwan and China.


  (B)  The Company's Products

The Vericode (registered) Symbol

The Vericode (registered) symbol is a two-dimensional, high data density, machine-readable symbol that can contain 5 to 100 times more information than a bar code in a smaller space. The Vericode (registered) symbol (or "code") is based on a matrix pattern. The matrix is made up of data cells, which are light and dark contrasting squares. This part of the symbol looks like a mixed-up chessboard. The matrix is enclosed within a solid border. The code's solid border is surrounded by a quiet zone. Its simple structure is the basis for its space efficiency.

The size of the Vericode (registered) symbol is variable and can be increased or decreased depending on the requirements. It can be configured to fit virtually any space. The data capacity is also variable. By using a greater number or a smaller number of data cells, more or less information can be stored in the symbol. For example, a Vericode (registered) symbol could contain 10, 28, 56, 72, or more than 100 characters. The main limitation to the size and density of the Vericode (registered) Symbol is the resolution of the marking and reading devices.

Special orientation of the code for reading is not necessary. The Vericode (registered) symbol can be read at any angle of up to forty-five degrees from vertical, in any direction in relationship to the reader. The Vericode (registered) symbol employs "error detection and correction" technology, similar to that found on music CD's. That means that if a Vericode (registered) symbol is partially damaged or obscured, the complete set of data stored in the symbol might still be recovered. Employing error detection and correction lowers the symbol's data capacity, but it can permit data recovery if up to 25% of the symbol is damaged. The code will return either accurate information or no information, but it will not return wrong information.

The Vericode (registered) symbol can offer a high degree of security, and the level of this security can be specified depending on the requirements. For any specific application or organization, a unique encryption algorithm can be created, so that only those authorized can create or read a Vericode (registered) symbol within that system.

The Vericode (registered) symbol can hold any form of information that can be digitized. These include: numbers, letters, photos, fingerprints, graphics and biometrics information.

The F-250 Fixed Station

The Veritec F-250 reading system is a complete system capable of reading and decoding Vericode (registered) symbols. The Veritec F-250 consists of several modular elements. Depending upon the environment and operating conditions, an appropriate video camera is selected. This camera is cabled directly to the high performance computer. The computer is housed in a rugged chassis to permit successful operation in industrial environments. A variety of modular software programs, customized for the specific application, are installed in the computer. Advanced gray-scale of color image processing and image analysis software result in extremely high reading reliability.

The F-250 reader constitutes a significant advance from our earlier reader, the F-225. The F-250 uses a Microsoft Windows (registered) operating system, while the older model uses DOS. The F-250 also uses a relatively inexpensive camera specifically designed for computerized vision work, whereas the F-225 used an expensive scientific grade camera and a frame grabber.

The F-250's camera, because it is designed to work on Windows-based computers, should be able to be incorporated into a wide range of existing computer-controlled manufacturing systems.

Secure ID Business

The new creation of a specialized version of the Vericode (registered) which is used to encode biometric data into a 2-D matrix, called VS code, will be marketed in the arenas of corporate and national identification cards. Each unique version of the encoding contains several hundred bytes of data for fingerprint encoding. This code can be printed or etched on a large range of materials, most notably onto identification cards.

VS code is ideal for bankcards or high security buildings. Since the code is contained on the card and not within a database, this solution provides high privacy for the individual while maintaining high security for the institution. VIVI has filed for a patent in Japan for the VS code.

Manufacturing Operations and Supplies

All our sales were of software written by our engineers. We contract with third parties to manufacture and assemble our readers. We believe that there are a number of suppliers and do not expect to be dependent on a single source for such services.

Patents

We have received U.S. patents on the Vericode (registered): number 4,924,078 issued in 1990 and number 5,612,524 issued in March 1997. We have a European Patent, EP0438841, in France, Germany, and Great Britain. U.S. patent 5,331,176, issued in 1994, covers a method for illuminating two-dimensional barcodes with handheld readers. We believe that our core patents, 4,924,078 and 5,612,524 cover technology similar to that used by a wide range of companies. We have sent copies of our patents to many of these companies, suggesting that they review their products in light of these patents. To date we have received little interest in licensing our patents, but we intend to continue to explore this opportunity. We filed for an additional US patent related to the VeriCode technology.

Trademarks

We filed an application to register a trademark ("VeriSecure
Code") in the USA.

Seasonality

We have not historically experienced seasonality.

Major Customers/Marketing

During the fiscal year ended June 30, 2002, three customers accounted for 96% of our sales. Our largest customer was Sungjin Neotech Co., Ltd. ("SNC"), our Korean distributor. SNC accounted for 41% of our fiscal 2002 revenue. During the fiscal year ended June 30, 2001, two customers accounted for 90% of our sales. Foreign sales accounted for 61% of our revenues in 2002 and 88% in 2001. Our plans call for greater emphasis in U.S. sales for the fiscal 2003.

We received royalties from Mitsubishi Corporation under non-exclusive license agreements for sales in Korea, Taiwan, and other countries. These royalties were paid on a quarterly basis. We have terminated these agreements. Additional information is supplied under "Item 3 - Legal Proceedings." We do not expect to receive additional royalties past the last payment for the period of April through June 2002 from Mitsubishi Corporation. We believe that Mitsubishi violated the contracts in several respects and are currently in arbitration with Mitsubishi over these issues.

There can be no assurance that our sales and licensing activities will be successful or that they will generate significant revenues in the future.

Engineering, Research and Development

We currently have two full-time engineers. Despite the fact that we are trying to improve our products, and to develop new ones, there is no certainty that we will be able to develop, manufacture and market products that will receive broad acceptance and permit us to become profitable.

Competition

The "symbology" business in which we operate is intensely competitive. There can be no assurance that we will be able to successfully compete in the "symbology" business.

Our Vericode(registered) symbol competes with alternative machine-readable symbologies such as conventional bar code systems, including UPC, EAN Code 39 and Code 49, and alphanumeric systems such as OCR-A and OCR-B. Competitors offering these alternative symbologies include numerous label and bar code printer equipment companies who offer various parts of bar code related systems.

The "Data Matrix" two-dimensional bar code is an established competitor to the Vericode (registered). The Data Matrix code was popularized by Robotic Vision Systems, Inc., which declared the Data Matrix symbol to be " in the public domain". In contradistinction, our Vericode (registered) Symbol and technology are protected by various U.S. and European patents.
We believe that while many potential customers will prefer to use a system that is believed to be in the public domain, other companies, especially those in the ID card business, will prefer to purchase "closed" or proprietary systems, and that our technology may be well-suited for these potential customers.

Environmental Compliance

We believe that we are in compliance with all current federal and state environmental laws.

Employees

As of June 30, 2002 and the date hereof we have five full-time employees and one part-time for a total of 6 employees compared to four the previous year. In addition several consultants have worked on various projects or specific needs throughout the year. As we grow we continually evaluate the needs of the company and try to fill those needs. For the fiscal year ended June 30, 2002, the additions of staff include part time sales and marketing person and a full-time software programmer.


ITEM 2  DESCRIPTION OF PROPERTY

Our headquarters are located at 1430 Orkla Drive, Golden Valley, MN 55427. We are leasing approximately 2,000 square feet of office and laboratory space at 1163 Kruse Street, St. Paul, MN 55118, which serves as our primary place of business, for $2,000 per month, on a month-to-month basis.


ITEM 3  LEGAL PROCEEDINGS

On June 30, 2000 we were served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT ((Wx))). This suit was brought by a shareholder and former director of the corporation. The action was brought against Veritec, Inc., and various individuals claiming that certain corporate actions were taken without proper authority of the corporation's board of directors and/or contrary to the plan of reorganization the corporation filed and completed under Chapter 11 of the U.S. Bankruptcy Act. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. This case is in the discovery phase, but no discovery has been undertaken to date. We intend to defend this action vigorously.

In 2001, we filed a complaint against a former employee citing breach of contract. This year a settlement was reached. As part of this settlement, we obtained a software library that reads and decodes a wide range of one-dimensional and two-dimensional barcodes, including QR code and Data Matrix. This settlement agreement also relieved us of any future obligations to this former employee. This settlement resulted in a recognized gain from debt forgiveness of $75,988.

We have begun an arbitration process with Mitsubishi Corporation in California claiming Mitsubishi failed to pay royalties due under the agreement, and failure to honor a letter of intent
Mitsubishi Corporation has denied our claims, and, in addition, raised a counterclaim alleging that Veritec, Inc. misused certain information claimed by Mitsubishi to be confidential.

SEC Reporting Obligations

We are subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the "1934 Act"), which, among other things, requires the filing of annual and quarterly reports and proxy materials with the Securities and Exchange Commission (the "SEC"). We filed a 10 KSB in 1998 covering the years through June 30, 1997. We did not comply with the filings of 10 QSB's for the periods September 30, 1995, December 31, 1995, March 31, 1996, September 30, 1996, December 31, 1996, March 31, 1997, September 30, 1997, December 31, 1997, March 31, 1998,
September 30, 1998, December 31, 1998, and March 31, 1999, on a timely basis as required under the 1934 Act. These 10-QSB filings were made in September 1999. To our knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with these reporting violations. However, there can be no assurance that we will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, we may be subject to penalties, including among other things, suspension of trading in our securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1933 Act, injunctive relief to prevent future violations and/or criminal prosecution. We have timely filed reports under the 1934 Act since September 1999.

We do not plan to issue an annual report to our shareholders.

The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov. Other information about the company can be found at the Veritec, Inc. website, www.veritecinc.com and by contacting the company at 1430 Orkla Drive, Golden Valley, MN 55427.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters where submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter.

                             PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded in the over-the-counter market. Quotations are available on the OTC bulletin board. The common shares are not traded or quoted on any automated quotation system. The OTC Bulletin Board Symbol for our common stock is "VRTC". The following table sets forth the range of high and low bid quotes of our common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). All quoted prices are adjusted for the one for ten reverse stock split per Plan of Reorganization which was effective on October 23, 1999.

      Common Stock           Fiscal 2001         Fiscal 2002
     Quarter Ended         High       Low      High       Low

                            .75      .3125      .42       .18
September 30
December 31               .53125    .15625      .21       .15
March 31                  .53125    .28125      .29       .18
June 30                     .39       .22      1.00       .11


Shareholders

As of September 28th, 2002 there were approximately 841 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele
(with each such brokerage house and clearing house being considered as one holder).
Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.

ITEM 6  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Veritec was incorporated in the state of Nevada on September 8, 1982. Since we emerged from bankruptcy in 1999 we have relied on payments from our principal shareholder, The Matthews Group, ("TMG"), to fund operations, as our revenue has not been sufficient to cover expenses. As of June 30, 2002 TMG had paid $1,067,141. This amount is $381,956 more than the amount
specified in the bankruptcy plan. The remaining obligation of TMG is $932,859, which is to be paid over the next 6 years. We expect that TMG will continue to perform on this obligation.

During the fiscal year ended June 30, 2002, we had continuing losses from operations. We had working capital deficits in the amount of $671,858 and $920,269 as of June 30, 2002 and June 30, 2001, respectively. Working capital is an important measure of our ability to meet our short-term obligations.

Results of Operations - June 30, 2002 compared to June 30, 2001

We had revenues of $564,768 during the year ended June 30, 2002. Of this amount, $517,671 was for product sales, $0 from engineering services and $47,097 from licenses and royalties. In the fiscal year ended June 30, 2001, we had revenues of $179,493 with $126,732 from product sales, $208 from engineering services and $52,553 from license and royalties.

Revenue

Revenues rose from $179,493 in 2001 to $564,768 in 2002, an
increase of 215%. There are several reasons for this increase. First, we have concentrated on software sales only, rather than trying to sell both software and hardware as we did over the previous years. However in order to assure that our customer needs were still being met we relied on our Korean distributor, Sung Jin Neotech, to supply the hardware.

Second, we have concentrated our sales effort on the Asian market where we seem to have the best opportunities to grow revenue rapidly.

Operating expenses in fiscal 2002 versus 2001 were as follows:

                                 June 30, 2002   June 30, 2001
   General and administrative    $503,774        $582,711
   expenses
   Sales and marketing             52,129          36,001
   Engineering services and R&D   289,297         147,087

We incurred $289,297and $147,087 of engineering sales support, research, and development expenses in the fiscal years ending
June 30, 2002 and June 30, 2001 respectively.

For the year ended June 30, 2002 engineering expenses increased due to additional staffing and contract labor. The primary focus in Research & Development was the development of the VS Code software code. The software, which authenticates an individual through the use of fingerprints, will be marketed in fiscal year 2003.

Strategic Restructuring and Operations Plan

We expect to continue to make a major effort in marketing our products during fiscal 2003. Our primary focus will be on expanding our market in Asia and in licensing our software and our patents.

We believe that we can become a profitable company by shifting our target market. The "ID card business", the market consisting of identification cards like driver's license, may be well suited to our technology for several reasons. First, ID card companies may be able to increase sales if they are able to more easily include "biometric" (fingerprint, facial dimensions, etc.) technology on a card. By doing so these companies may offer their customers the ability to "authenticate" their cards automatically. In the ID card business to "authenticate" means to prove that the person who is presenting an ID card is actually the person to whom the card was issued. Bank ATM machines use "PINS" to provide authentication, but use of biometrics may provide enhanced security.

A second reason for us to shift to the ID card business is that our code is proprietary, thus enhancing its security. In addition, much of the ID card business is in the U.S., Europe, and Asia where we have patent protection.

Although management believes it is making progress in maintaining itself in face of its severe financial problems, there is no assurance that we will be successful in holding off aggressive collection action or litigation. Further, we may incur additional unexpected costs to defend ourselves against any such claims or allegations that may be filed against it.

Capital Expenditures and Commitments

During the fiscal year ended June 30, 2002, Veritec made $1,849 in capital purchases compared to $3,239 in 2001.

On January 30, 2002, Veritec, Inc. and the Matthews Group LLC formed Veritec Iconix Ventures, Inc. (VIVI), a Delaware corporation. Each of them own 50% of the outstanding shares of common stock of VIVI. In April 2002, The Matthews Group loaned Veritec $100,000, $50,000 of which Veritec subsequently used to make its initial capital contribution to VIVI. The promissory note to The Matthews Group bears interest at a rate of 10% per annum and is due in one year.

Additionally, the promissory note
is convertible into common stock of the company at a price of $0.25 per share.

Subsequent to the formation of VIVI, on February 13, 2002, VIVI entered into an agreement to purchase 100% of the outstanding equity securities of Iconix, Inc., a Japanese corporation, pursuant to a Stock Purchase Agreement, dated February 13, 2002, by and among VIVI, Iconix, Inc., Masayuki Kuriyama and Yoshihiro Tasaka. The total consideration for the purchase consisted of 300,000 shares of Veritec common stock and $100,000 in U.S. dollars. The 150,000 shares contributed by Veritec represented newly issued shares of the company. The 150,000 shares contributed by The Matthews Group represented a portion of the shares already owned.

Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Liquidity and Factors That May Affect Future Results

A number of uncertainties exist that may effect our future operating results. These uncertainties include the uncertain general economic conditions, market acceptance of our products, our ability to manage expense growth, the success of the implementation of the Plan of Reorganization. We have sustained significant losses and expect the losses will continue through fiscal year 2002. Therefore, the continued operation of our company will continue to be dependent of financing promised by The Matthews Group in accordance with the plan of reorganization. There is no assurance that The Matthews Group will complete the obligations as provided in the plan of reorganization or that the payment required to be made by The Matthews Group will be adequate. We are seeking additional capital, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for our needs.

Because of our reduced reliance on selling hardware, we believe our primary exposure to the risk of inflation is through wages.
We do not believe that wage inflation will play a material role in our expense.

Continued competition may drive down the price at which we can sell our products, and reduced capital expenditures by our customers may also have a negative impact.

Debt Forgiveness

During the year we recognized debt forgiveness of $70,429 related to the elimination of a liability the company disputed. It is the Company's position that if this liability was valid, it constituted pre-bankruptcy indebtedness. The individual claiming this obligation never filed a claim in the Company's bankruptcy. As such, the Company determined that the liability should be eliminated.

During the year we also settled another remaining bankruptcy obligation through issuance of 25,000 shares of Veritec common stock as provided for in our Plan of Reorganization. This settlement resulted in recognition of gains on debt forgiveness totaling $42,000.

The total amount of debt forgiveness as of June 30, 2002, resulted in a total gain of $188,417. This amount is comprised of the $70,429 and $42,000 as described above plus $75,988 from a settlement with a former employee, discussed under "Item 3 -
Legal Proceedings."

                          VERITEC, INC.

                      FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 2002 AND 2001


                       TABLE OF CONTENTS


                                                             Pag
e

Independent Auditors' Report                                 17


Financial Statements:

  Balance Sheets                                             18

  Statements of Operations                                   20
  Statements of Stockholders' Equity (Deficit)               21

  Statements of Cash Flows                                   22

  Notes to Financial Statements                              23

              Callahan, Johnston & Associates, LLC
          Certified Public Accountants and Consultants

                  INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Veritec Inc.
St. Paul, Minnesota

We have audited the accompanying balance sheets of Veritec Inc., as of June 30, 2002, and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veritec Inc., as of June 30, 2002, and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company incurred a net loss of $182,646 during the year ended June 30, 2002, and, as of that date, had an excess of liabilities over assets of $870,522. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this matter.

As more fully described in Note 1 to the financial statements, the Company is subject to possible unasserted claims and litigation. The ultimate outcome of these matters cannot presently be determined.
Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
September 23, 2002



        7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
          Telephone: (612) 861-0970        Fax: (612) 861-5827
                      Email: cjacallahan@qwest.net



     The accompanying notes are an integral part of these financial statements.

                              VERITEC, INC.

                             BALANCE SHEETS




                                                   June 30,June 30,
                                                  2002        2001
      ASSETS

Current Assets:
   Cash                                       $  1,260      $  10,267

  Accounts receivable:
    Trade, net of allowance for doubtful
    accounts of $-0- in 2002 and $180 in 2001   98,287          3,938
    Prepaids                                    2,517           9,792


    Total current assets                       102,064         23,997

Fixed assets:
  Furniture                                     10,613          8,764
  Equipment                                     32,781         32,781
  Vehicle                                       12,000         12,000

     Total cost                                 55,394         53,545
  Less accumulated depreciation                 44,160         35,805

  Fixed assets, at book value                   11,234         17,740

Other assets:
  Software costs, net of accumulated
    amortization of $106,667 in 2002 and
    $66,664 in 2001                             93,333        133,336
  Investment - Veritec Iconix Ventures, Inc.    76,588              -
   Notes  receivable - Veritec Iconix Ventures, 10,300              -
   Inc.

     Total other assets                        180,221        133,336



     Total assets                           $  293,519      $ 175,073











     The accompanying notes are an integral part of these financial statements.

                              VERITEC, INC.

                             BALANCE SHEETS




                                                   June 30,June 30,
                                                  2002        2001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable - related parties               $  100,000 $    25,000
  Convertible note (secured)                       397,374     397,374
  Current maturities of long-term debt              23,533        -
  Bank overdraft                                    35,523       5,862
  Accounts payable:
    Current                                         65,699      55,915
    Disputed                                          -        217,702
  Accrued expenses:
    Payroll and related                             86,833      84,333
    Interest                                        64,660      23,080
    Other                                              300        -
  Deferred revenue                                       -     135,000

      Total current liabilities                    773,922     944,266

Long-term debt                                       8,163           -

Commitments and contingencies                            -           -

      Total liabilities                            782,085     944,266

Prepayment on stock and subscription
  receivable                                       381,956     219,678

Stockholders' equity (deficit):
  Preferred stock, par value $1.00,
    authorized 10,000,000 shares,
    275,000 shares of Series H
    authorized                                     366,007     366,007
  Common stock, par value $.01,
    authorized 20,000,000 shares                    69,469      66,959
  Subscription receivable                         (989,417) (1,106,271)
  Additional paid in capital                    11,795,109  11,613,478
  Accumulated deficit                          (12,111,690)(11,929,044)
Stockholders' equity (deficit)                    (870,522)   (988,871)

Total  liabilities and stockholders'         $    293,519  $   175,073
equity (deficit)$   175,073





     The accompanying notes are an integral part of these financial statements.

                              VERITEC, INC.

                        STATEMENTS OF OPERATIONS


      Years Ended June 30,
                                                  2002        2001
Revenues:
  Product sales                                 $  517,671  $  126,732
  Licenses and royalties                            47,097      52,553
     Other                                               -         208
      Total revenues                               564,768     179,493
Cost of sales                                            -      50,732

      Gross profit                                 564,768     128,761

Sales commissions                                        -       4,248
Warranty                                                 -       4,750

Gross profit - after commissions and
 warranty                                          564,768     119,763

Expenses:
  Administration                                   503,774     582,711
  Sales and marketing                               52,129      36,001
  Engineering and R & D                            289,297     147,087

      Total expenses                               845,200     765,799

Income (loss) from operations                     (280,432)   (646,036)

Other income (expense):
  Loss on investment in Veritec Iconix
    Ventures, Inc.                                  (7,912)          -
  Debt forgiveness                                 188,417           -
  Amortization                                     (40,000)    (40,000)
  Interest income (expense), net                   (42,419)    (47,330)
  Income tax expense                                  (300)          -

      Total other income (expense)                  97,786     (87,330)

Net income (loss)                                 (182,646)   (733,366)

Other comprehensive income (loss)                        -           -

Comprehensive income (loss)                     $ (182,646) $ (733,366)

Basic loss per common share                     $     (.03) $     (.11)

Diluted loss per common share                       $ (.01)      $(.06)





The   accompanying   notes   are   an   integral   part   of   these   financial
statements.

                                          VERITEC, INC.

                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                 Additional                             Stockholders
                               Preferred  Stock   Common   Stock    Subscription   Paid in      Treasury   Accumulated     Equity
                               Shares    Amount   Shares   Amount   Receivable     Capital         Stock   Deficit        (Deficit)

BALANCE, June  30, 2000        76,000 $366,007 6,530,612 $65,306  $(1,212,049)   $11,431,439     $    -   $(11,195,678)  $(544,975)
Settlement of accounts payable
  for stock at $.80 per share       -        -    55,000     550            -         43,450          -              -      44,000
Common stock issued for services
    at $.30 per share               -        -    70,237     703            -         13,345          -              -      14,048
Common stock issued for services
    at $.23 per share               -        -    40,000     400            -          8,800          -              -       9,200
Imputed interest on
    subscription receivable         -        -         -       -     (116,444)       116,444          -              -           -
Payments received on
    subscription receivable         -        -         -       -      222,222              -          -              -     222,222
Loss from operations                -        -         -       -            -              -          -       (733,366)   (733,366)

BALANCE, June 30, 2001         76,000  366,007 6,695,849  66,959   (1,106,271)    11,613,478          -    (11,929,044)   (988,871)

Settlement of accounts payable
  for stock at $.80 per share       -        -    25,000     250            -         19,750          -              -      20,000
Receipt of 317,932 shares of
  Company's common stock as part
  of legal settlement               -        -         -       -            -              -    (25,000)             -     (25,000)
Resale of 317,932 shares of
  treasury stock at $.10 per
  share to a principal of
  The Matthews Group                -        -         -       -            -          6,793     25,000              -      31,793
Common stock issued for services
  at $.23 per share                 -        -    76,000     760            -         16,720          -              -      17,480
Common stock issued for investment
  at $.23 per share                 -        -   150,000   1,500            -         33,000          -              -      34,500
Imputed interest on
  subscription receivable           -        -         -       -     (105,368)       105,368          -              -           -
Payments received on
  subscription receivable           -        -         -       -      222,222              -          -              -     222,222
Loss   from  operations             -        -         -       -            -              -          -       (182,646)   (182,646)

BALANCE,  June  30, 2002      $76,000 $ 366,007 6,946,849 $69,469   $(989,417)    $11,795,109  $      -   $(12,111,690) $ (870,522)







 The accompanying notes are an integral part of these financial statements.

                          VERITEC, INC.

                     STATEMENTS OF CASH FLOW

      Years Ended June 30,
                                                  2002       2001
Cash flow from operating activities:
  Net loss                                    $(182,646) $(733,366)
Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation and amortization                48,609     44,696
    Issuance of stock for services               76,000     23,248
    Gain on debt forgiveness                   (188,417)         -
    Interest on note payable - related party
      transferred to prepayment on subscription       -      4,853
    Interest on convertible note - related
      party incorporated into note                    -     36,686
(Increase) decrease in assets:
  Accounts receivable                           (94,349)    45,712
  Inventory                                           -     44,559
  Prepaid expenses                                7,275     (7,292)
Increase (decrease) in liabilities:
  Bank overdraft                                 29,661    (29,500)
  Accounts payable and accrued expenses          40,242     12,946
  Deferred revenue                             (135,000)   135,000
Net cash used by operating activities          (398,625)  (422,458)
Cash flow from investing activities:
  Purchase of equipment                          (1,849)    (3,239)
  Investment in Veritec Iconix Ventures, Inc.   (50,000)         -
  Notes receivable -
  Veritec Iconix Ventures, Inc.                 (10,300)         -

Net cash used by investing activities           (62,149)    (3,239)

Cash flow from financing activities:
  Proceeds from stock issuance, subscription
    receivable, and prepayment on stock         384,500    281,000
  Proceeds from notes payable - related parties 110,000    151,000
  Payments on notes payable - related parties   (35,000)         -
  Payments on long-term debt payable             (7,733)         -
Net cash provided by financing activities       451,767    432,000
Increase (decrease) in cash position             (9,007)     6,303

Cash at beginning of year                        10,267      3,964

Cash at end of year                           $   1,260   $ 10,267

 The accompanying notes are an integral part of these financial statements.

                          VERITEC, INC.

               NOTES TO THE FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
INFORMATION

Business

Veritec Inc. (the "Company") was incorporated in Nevada on September 8, 1982. The Company is primarily engaged in development, marketing and sales of a line of microprocessor-based encoding and decoding system products that utilize its patented Vericode Symbol technology. The Company's VeriSystem enables a manufacturer or distributor to attach unique
identifiers or coded symbols containing   binary   encoded data
to a product that   enables   automatic identification and
collection of data. The Company has also developed its Veritaggant Covert Identification System, which enables the application of a label or tag to a product for subsequent verification of its authenticity. The Veritaggant Covert Identification System is not currently being marketed by the Company.

Equity Method

The Company accounts for its fifty percent ownership interest in Veritec Iconix Ventures, Inc. using the equity method (see Note
3).

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with maturity of three months or less. There were no cash equivalents in 2002 or 2001.

Furniture and Equipment

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Useful Live

  Furniture              3 years
  Equipment              3 to 7 years
  Vehicle                3 years

Depreciation expense was $8,609 in 2002 and $4,699 in 2001.


Revenue Recognition

Revenues from software sales, products sales and engineering are recognized when products are shipped or services are performed.
License fee is recognized upon completion of all required terms under the agreement.

Royalties are recognized as earned. To date these royalties have been earned in a foreign currency. The Company records these revenues in U. S. dollars at the exchange rate in effect at the date of remittance. Accordingly, the Company has historically not been susceptible to translations gains or losses.

Research and Development

Research and development costs are charged to expense as incurred.

Intangible Asset

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Computer Software Costs (Continued)

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

                        2002  $ 35,000
                        2001  $ 44,000


Long-Lived Assets

In accordance with SFAS 144, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management determined that no impairment of long-lived assets existed at June 30, 2002 or 2001.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share, in addition to the weighted average determined for basic earnings per shares, includes shares issuable upon conversion of the Series H preferred stock and the conversion notes payable and related accrued interest (See Notes 5 and 6). Common stock equivalents issuable upon exercise of stock options and warrants using the treasury stock method were not dilutive and, therefore, were not

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)
Earnings (Loss) Per Common Share (Continued)

included in the computations of diluted earnings (loss) per common share.

                                           2002       2001

   Income  available to common stockholders          $  (182,646)
$ (733,366)

  Weighted - average number of common
    shares outstanding for basic EPS     6,767,202  6,605,037

   Income  available to common stockholders          $  (182,646)
$ (733,366)

  Adjustment for after-tax amount of
     interest  on convertible  debt                        43,422
38,187

  Adjusted income available for common
     stockholders for diluted EPS                    $  (139,224)
$ (695,179)

  Weighted - average number of common
    shares outstanding for basic EPS     6,767,202  6,605,037

  Shares from exercise of options and
    warrants (excluded - non dilutive)        -          -

  Shares from conversion of Series H
    preferred stock                        760,000    760,000

  Shares from conversion of notes payable
     and  related  accrued interest                     5,009,288
4,204,540

  Weighted - average number of common
    shares for diluted EPS              12,536,490 11,569,577



Stock-Based Consideration

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

  Accounts Receivable

The Company sells to domestic and foreign companies. The Company grants uncollateralized credit to customers, but require deposits on unique orders. Management deemed all accounts receivable collectible and did not provide for an allowance for doubtful accounts at June 30, 2002. At June 30, 2001, management provided for an allowance for doubtful accounts of $180. The trade accounts receivable at

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
           INFORMATION (Continued)

  Concentrations, Risks, and Uncertainties (Continued)

  Accounts Receivable (Continued)

  June 30, 2002 was from two customers. These receivables were collected in fiscal year 2003.

  Subscription Receivable

  The Company's largest asset (presented as a contra equity amount in the accompanying financial statements) is the subscription receivable from The Matthews Group (see Note 8:
  Stockholders' Equity (Deficit); Subscription Receivable).
  This subscription receivable is partially collateralized by a pledge of properties controlled by a principal of The Matthews Group. The Company perfected a security interest in the pledged properties in July 2001.

  Management has deemed this receivable to be fully collectible. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount, if any, cannot be estimated.

  Major Customers

  Three major customers accounted for 96% of revenues in fiscal year 2002. Two major customers accounted for 90% of revenues in fiscal year 2001.

  Foreign Revenues

  Foreign revenues accounted for 61% of the Company's revenues in 2002 and 88% in 2001.

  Investment in Veritec Iconix Ventures, Inc. (Foreign
Operation)

  The investment in Veritec Iconix Ventures, Inc. (VIVI) is recorded under the equity method (see Note 3). No fair value information exists relating to this investment. Business activities of VIVI are concentrated in Asia, primarily Japan, and all assets of the Company are in Japan. The ability of the Company to realize the value of its investment is dependent on future operating successes for VIVI. This investment is further subject to foreign currency exchange rate changes. Future financial statements for the Company will include a category of comprehensive income for these changes. No fluctuation had affected the Company's investment in VIVI through June 30, 2002.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
           INFORMATION (Continued)

  Financing Concentration

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


Litigation

A shareholder and former director of the Company has brought suit against the Company and certain individuals and entities claiming that certain corporate actions were taken:

       Without proper authority of the Company's Board of
       Directors, and/or
       Contrary to the Company's Plan of Reorganization filed and
       completed under Chapter 11 of the U.S.   Bankruptcy Act.

The Company has and intends to continue to vigorously defend this action. The Company feels that the likelihood of an unfavorable outcome is minimal. No estimate can be made at this time of the amount of potential loss should the Company not prevail in this matter.

The Company is in arbitration with Mitsubishi Corporation in California claiming Mitsubishi failed to pay royalties due under the agreement, and failure to honor a letter of intent. Mitsubishi Corporation has denied our claims, and, in addition, raised a counterclaim alleging that Veritec, Inc. misused certain information claimed by Mitsubishi to be confidential. A hearing has been scheduled for March 2003. The Company is not able to predict the outcome of this arbitration.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Income Taxes

The Company has implemented SFAS 109: Accounting for Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 11.


Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. These reclassifications had no net income effect.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in accompanying financial statements, the Company incurred a net loss of $182,646 during the year ended June 30, 2002, and has lost $12,111,690 from inception to June 30, 2002. At June 30, 2002, the Company had a $671,858 working capital deficiency and a stockholders' deficit of $870,522. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In September 1999, The Matthews Group committed to:

   Invest the $2,000,000 in assets required under the Plan of Reorganization (see Note 8: Stockholders' Equity (Deficit);
   Subscription Receivable),
   Pay the delinquent amounts due under the secured note (see
   Note 6), and
   Finance the operations of the Company.

To date The Matthews Group has funded $685,185 under the subscription receivable and made prepayments on the subscription receivable of

$381,956 to assist the Company in meeting its cash flow needs. The Matthews Group further made payments toward and subsequently paid off the secured note to prevent the secured note holders from foreclosing (see Note 6). The Matthews Group has indicated it will continue to meet its obligation under the subscription receivable (see Note 8). The Matthews Group has further indicated it will continue to fund additional amounts into the Company as needed.

The Company's management is aggressively pursuing new sales opportunities for the Company. The Company's management also acquired a fifty percent interest in Veritec Iconix Ventures, Inc. to increase the Company's viability (see Note 3.) Management is hopeful it will be successful in these efforts and that the Company will continue as a going concern, which will allow it to realize assets and settle liabilities in the normal course of operations.


NOTE 3 - INVESTMENT: VERITEC ICONIX VENTURES, INC.

In June 2001, the Company entered into a tentative agreement to merge with Iconix, Inc., a Japanese company the Company had partnered with in the past. The Company could not complete this merger on its own so it was instead decided to form a new corporation with The Matthews Group to complete this acquisition. On February 25, 2002, Veritec Iconix Ventures, Inc. (VIVI) was incorporated under the laws of the State of Delaware. In April 2002, the Company and The Matthews Group each contributed $50,000 and 150,000 shares of Veritec, Inc. common stock for fifty percent ownership in VIVI. The 150,000 shares of the Company's common stock contributed by The Matthews Group were previously owned by them (see Note 8).

In April 2002, VIVI completed the acquisition of Iconix, Inc. for consideration of $100,000 and 300,000 shares of Veritec, Inc. common stock. Iconix, Inc. was formed in 1995 and is located in Osaka, Japan. Iconix, Inc. is a system integrator and developer of two dimensional identification software, hardware and solutions. The Company feels synergies with VIVI made the acquisition of a fifty percent interest in VIVI desirable. Veritec is a world leader in creating two-dimensional barcode technology and holds key patents in Europe and the United States. VIVI is currently the sole licensee of the CP code patents in Asia.

Veritec, Inc. has accounted for its investment in VIVI as follows:

  Cash investment                                   $  50,000
  Fair value of 150,000 shares of
       Veritec,   Inc.   common   stock   at   $.23   per   share
34,500

  Total investment                                     84,500
  Equity method loss                                   (7,912)

  Investment at June 30, 2002                       $  76,588

Summarized financial information for VIVI is as follows:

  Balance sheet:
    Current assets                                  $ 498,739
    Fixed assets                                        7,526
    Other assets                                      126,521
        Total assets                                $ 632,786

   Current liabilities                              $ 242,921
   Long-term liabilities                              236,689
   Equity                                             153,176
        Total liabilities and equity                $ 632,786

  Operating results (April 1, 2002 to June 30, 2002):
   Revenue                                          $ 309,324
   Cost of goods sold                                (159,282)
   Selling,          general          and          administrative
(166,516)
   Other income (expense)                               1,079
   Income tax expense                                    (429)
        Net loss                                    $ (15,824)

One customer accounted for 69% of VIVI's revenues during the period from April 1, 2002 to June 30, 2002. This same customer accounted for 39% of VIVI's accounts receivable at June 30, 2002.


NOTE 4 - NOTES RECEIVABLE - VIVI

The Company has advanced $10,300 to VIVI. These advances are unsecured, non-interest bearing and due on demand.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

A principal of The Matthews Group advanced the Company $126,000 from July to November 2000 to cover working capital needs associated with sales. These advances were unsecured and bore interest at 10%. In March 2001, these advances and associated interest of $4,583 were incorporated into the Prepayment on Subscription (see Note 7).

On June 22, 2001, this principal of The Matthews Group advanced
$25,000 to the Company under similar terms. In July 2001, an additional $10,000 was advanced. These advances and the related interest of $600 were repaid in August 2001.

In April 2002, The Matthews Group loaned $100,000 to the Company for working capital needs and to fund its investment in VIVI (see
Note 3). This note is unsecured, bears interest at 10% and is due March 28, 2003. Accrued expenses in the accompanying financial statements includes $1,842 relating to this note. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.25 per share.


NOTE 6 - NOTES PAYABLE (SECURED)/CONVERTIBLE NOTE (SECURED)

The holders of these notes payable (secured) are collectively called "The Gant Group" in the Plan of Reorganization. At June 30, 1995 the principal amount of these notes was $265,400. Interest on these notes at that date amounted to $18,783. During 1995 additional interest accrued and the balance at June 30, 1996, including both principal and interest amounted to $321,339. The holders of these notes had secured a lien on the patents of the Registrant with filings with the U. S. Patent Office and therefore claimed title to all patents of the Registrant. Due to the Registrant being delinquent in payment of interest on the notes, the Gant Group brought action against the Registrant for payment of both principal and interest. The suit was transferred to the Bankruptcy Court and settlement with the Gant Group was a part of the Plan of Reorganization. The Gant Group was issued an interest bearing ten percent per annum note, secured by the assets of the Company secured with UCC1 filings. The total amount of settlement due the Gant Group and approved in this Plan of Reorganization, including principal, interest and legal fees amounted to $364,513. $60,000 of this amount was to be paid in cash with the balance due in quarterly payments over a four-year period. The $60,000 was paid in July 1997 and the first installment payment for the October 1, 1997 was made.

Subsequent payments due under this agreement were not made and the Gant Group made a motion that was granted and the Company's
Chapter 11

NOTE 6 - NOTES PAYABLE (SECURED)/CONVERTIBLE NOTE (SECURED)
(Continued)

was converted to Chapter 7. On September 1, 1999, The Matthews Group made a payment of $182,346 to the Gant Group to cure the existing default to the Gant Group. The Matthews Group subsequently made five quarterly payments to the Gant Group of $23,325, including the October 1, 2000 installment. On December 1, 2000, The Matthews Group paid the remaining amounts due to the Gant Group.

The Matthews Group paid this obligation on behalf of the Company. The Matthews Group received a convertible note allowing for either a cash payment or conversion into Veritec common stock at $.10 per share, at The Matthews Group's sole option, for these amounts.

Payments by The Matthews Group to the Gant Group were as follows:

  Principal                              $ 286,453
  Interest                                  75,069
  Legal fees                                 5,000

                                                     $ 366,522

These amounts paid to the Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,374 note on December 1, 2000. This note is unsecured, bears interest at 10%, and is due on demand for either cash or convertible into Veritec common stock at $.10 per share. Conversion is solely at the option of The Matthews Group.

Interest expense to The Matthews Group relating to this indebtedness totaled $41,580 in 2002 and $38,187 in 2001. Accrued interest at June 30, 2002 of $62,818 related to this indebtedness is reflected in the accompanying financial statements.


NOTE 7 - PREPAYMENT ON SUBSCRIPTION RECEIVABLE

The Matthews Group has made prepayments against its Subscription Payable to the Company (see Note 8). These prepayments are unsecured and non-interest bearing. It is assumed the prepayment at June 30, 2002 will also ultimately be applied against the subscription receivable.

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

As part of the Plan of Reorganization, a new Series H Convertible
Preferred Stock was authorized. The Plan called for the Registrant to issue 275,000 shares of restricted Series H
Convertible Preferred Stock in exchange for assets of $2,000,000 being invested into the Company. Each share of Series H
Preferred Stock is convertible into 10 restricted shares of the Company's common stock at the option of the holder.

In September 1999, The Matthews Group received 275,000 shares of Series H Convertible Preferred stock in exchange for a promissory note in the amount of $2,000,000 (see Note 8 Stockholders' Equity (Deficit); Subscription Receivable). The Matthews Group exercised the conversion privilege and converted 200,000 preferred shares to 2,000,000 restricted shares of the Company's common stock.

Stock Option

The Company has issued options to various directors, employees and consultants on a discretionary as is as follows:
                                                 Option Price
                                      Number of   Range Per
                                        Shares      Share

 Balance at June 30, 2000                 -           N/A
 Granted                                80,000   $.23 to $.80
 Exercised                                -           -

 Balance at June 30, 2001               80,000   $.23 to $.80
 Granted                                  -           -
 Exercised                                -           -

 Balance at June 30, 2002               80,000   $.23 to $.80

Subscription Receivable

In September 1999, the Company accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under the Plan of Reorganization (see Note 10 - Stockholders' Equity (Deficit); Preferred Stock). This funding is in the form of a promissory note that calls for 108 monthly payments to the Company of $18,518.52. These payments are non-interest bearing and are secured by a pledge of properties controlled by principals of The Matthews Group. In July 2001, a California Deed of Trust and Minnesota Mortgages were filed against various pledged properties to partially collateralize the subscription.

The present value of the subscription receivable, using a ten percent interest factor, is as follows:

                             Future
                             Dollar     Imputed    Present
                             Amount     Interest    Value

  At inception              $2,000,000  $ (684,641)$1,315,359
  Imputed interest - FY 2000      -        137,431    137,431
  Subscription payments       (240,741)       -      (240,741)

  At June 30, 2000           1,759,259    (547,210) 1,212,049

  Imputed interest - FY 2001      -        116,444    116,444
  Subscription payments       (222,222)       -      (222,222)

 At June 30, 2001           1,537,037    (430,766) 1,106,271

  Imputed interest - FY 2002      -        105,368    105,368
  Subscription payments       (222,222)         -    (222,222)

 At June 30, 2002          $1,314,815  $ (325,398)$  989,417

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

The Board of Directors had previously extended the expiration dates of these warrants, but now they have all expired.

Each "A" warrant authorized the holder to purchase one share of non-restricted new common stock of the Registrant at $2.50 per share. In fiscal year 1998, 10,021 "A" warrants were exercised at $2.50 per share. In fiscal year 2000, 75 "A" warrants were exercised at $2.50 per share.

If the "A" warrant is not exercised, then the "A" warrant expires, and the "B" and "C" warrants of the Warrant Unit terminates. The remaining "A" warrants expired August 5, 2001 and the related "B" and "C" warrants terminated.

The remaining 10,096 "B" warrants authorize the purchase of non-restricted new common stock of the Registrant at $5.00 per share expired August 5, 2002, and the related "C" warrants terminated.

Stock Offering

The Company's Board of Directors has approved a stock offering to raise $500,000 (minimum) to $2,000,000 (maximum) through the sale of Series A preferred stock. Series A preferred stock would be entitled to receive 8% per annum dividends and would be convertible into common stock on a one-for-one basis at the option of the holder.

To date no shares have been subscribed under this offering.


NOTE 9 - OFFICE LEASE

In fiscal year 2001, the Company leased its office facilities under a month-to-month operating lease at $2,500 per month. In fiscal year 2002, the Company leased its office facilities from a principal of The Matthews Group under a month-to-month agreement at $2,000 per month. Commencing October 1, 2002, the Company will lease from a non-related party.

This lease calls for future minimum payments as follows:

 Fiscal year 2003             $ 25,605
 Fiscal year 2004                8,535

                              $ 34,140

Rent expense was $22,000 (related party) in 2002 and $38,237 in 2001.


NOTE 10 - RELATED PARTY TRANSACTIONS

The Matthews Group is the Company's largest stockholder. Related party transactions with The Matthews Group are as follows:

Investment in Veritec Iconix Ventures, Inc. (see Note 3).
Convertible note - unsecured (see Note 5).
Convertible Note - Secured (see Note 6).
Prepayment on Subscription Receivable (see Note 7).
Subscription Receivable (see Note 8: Stockholders' Equity
   (Deficit); Subscription Receivable).

A principal of The Matthews Group provided factoring and loans to the Company in 2001 (see Note 5).

The Company leases its office facilities from a principal of The
Matthews Group (see Note 9).


NOTE 11 - INCOME TAXES


Income taxes consisted
                        of the following at June 30,

                               2002        2001

  Current:
    Federal                  $    -       $    -
    State                         -            -
    State minimum fee              300         -
                                  300         -
  Deferred:
    Federal                       -            -
    State                         -            -

  Income tax benefit (expense) $     300  $    -

The tax effects of net operating loss carryforwards gives rise to a significant deferred tax asset. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
                                          2002        2001
Gross deferred tax asset relating to:
 Accrued expenses                      $       900 $      -
  Related party accruals                     24,000      34,000
  Book/tax amortization                      16,000      16,000
  Net operating loss carryforwards        3,763,000   3,740,000
      Gross deferred tax asset            3,803,900   3,790,000
Valuation allowance                      (3,803,900) (3,790,000)
Net deferred tax asset                         -           -
Deferred tax liability                         -           -
       Net  deferred  tax asset (liability)             $       -
$     -


At June 30, 2002, the Company has net operating loss carryforwards available to offset future taxable income as follows:

                                                             Stat
es
  Year                        Federal     California  Minnesota

  2003                      $   913,000   $  480,000  $     -
  2004                          829,000      451,000        -
  2005                          643,000         -           -
  2006                          452,000         -           -
  2007                          657,000         -           -
  2008                          979,000         -           -
  2009                        1,410,000         -           -
  2010                        1,227,000         -           -
  2011                          457,000         -           -
  2012                          301,000         -            -
  2013                          480,000         -           -
  2014                          451,000         -           -
  2015                          298,000         -        298,000
  2016                          733,000         -        733,000
  2017                          101,000         -        101,000

                           $ 9,931,000   $  931,000  $1,132,000

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


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
                                             2002       2001
  Cash paid for:
    Interest                                     $     600$    -
    Income taxes                            $    -     $     100

Summary of Noncash Activity:

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

In fiscal year 2002, the Company issued 25,000 shares of its common stock to settle a $20,000 obligation relating to its bankruptcy.

In fiscal year 2002, the Company issued 76,000 shares of its common stock for services at $.23 per share.

In fiscal year 2002, the Company issued 150,000 shares of its common stock as part of its investment in Veritec Iconix
Ventures, Inc. at $.23 per share (see Note 3).

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with our independent certified public accountants on accounting principles or practices or financial statements disclosures.


                            PART III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS:  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The members of the present Board of Directors and Officers are:

        Name                       Office                 Age
Mr. Larry Matthews    Director                         74
Mr. Gerald Okerman    Chairman of the Board            56
Ms. Van Thuy Tran     Director, CEO, Treasurer,        58
                      Secretary

Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. The
Board of Directors appoints officers. There are no family relationships between any director and officer.

Mr. Larry Matthews was appointed as Acting President and Chief Executive Officer and Director on January 28, 1999, in conjunction with a plan from "The Matthews Group" to evaluate and possibly fund the Registrant out of bankruptcy. Mr. Matthews was Chairman and Co-Owner of Vendtronics (sold to Food Engineering Corporation) from 1994 to 1998. From 1963 to 1983 he had various positions at Control Data Corporation, including Vice President of Operations. Currently, Mr. Matthews is on the Board of Directors of Artesyn Technologies (merger of ZYTEC, of which he was a cofounder, and Computer Products), Crosswork, Inc., Third Wave Systems, Solar Attic and ECO Fuels.

Ms. Van Thuy Tran is the current CEO of the company. Ms. Tran was President of Asia Consulting and Trading Company, a company dealing with trade in the Pacific Rim countries. She is the co-founder of Circle of Love, providing mission works in Vietnam. She was the founder of Equal Partners, Inc., a construction and building company in Minnesota. Ms. Van Tran has a medical degree and worked in the medical field for over 17 years. For the last twenty years, she has been an entrepreneur involved in building businesses, providing opportunity for minorities and creating solutions for people in distress.

Gerald A. (Jerry) Okerman was the Corporate Development Manager in the Corporate Enterprise Department of Minnesota Mining and Manufacturing Company (3M), until his retirement in 2001. Mr. Okerman was responsible for 3M's Venture Capital Program from 1983-2001. This program under Mr. Okerman's management committed over $150 million to 55 venture funds managed by 30 management groups in the U.S., Europe, and Japan. In addition to managing 3M's Venture Capital program, Jerry identified, analyzed, facilitated, negotiated, and closed numerous acquisitions, divestitures, equity investments and other types of alliances on behalf of 3M. His national recognition and insight has given him the opportunity to be an advisor to some of the leading venture capital firms in the world including NEA, Summit, Oak, Partech, and Arch. He is the Chairman of the IBF Corporate Venture Capital Conference Mr. Okerman is president of Sotatec, a Minnesota Venture Fund, and is a member of the board of managers of the J.P. Morgan Institutional, Corporate Finance, and Venture Funds (New York). He serves on the advisory boards of Blueline Ventures (Chicago), HMS Hawaii (Hawaii), and Oak Partners (Westport, Minneapolis, Menlo Park). Mr. Okerman is also a director of College Enterprises, Inc./icollege.com (Los Angeles), Majestic Communications (Atlanta), Norse Building Systems Inc. (Ladysmith, WI), Abbott Resource Group (Irvine) and is a member of the European Venture Capital Association and finance committee for Young Life, Stillwater, Minnesota. Mr. Okerman has a Bachelor of Arts degree from Gustavus Adolphus College, a Juris Doctorate degree from the University of Denver College of Law.

Committee and Board Meetings

Two meetings of the Board of Directors were held in fiscal 2002, and all board members attended all meetings. The Registrant has no standing audit, nominating or compensation committees of its Board or committees performing similar functions during fiscal 2002. The Directors have regularly communicated to discuss the company's affairs in addition to formal board meetings to transact and approve appropriate business.


ITEM 10  EXECUTIVE COMPENSATION

Van Thuy Tran, CEO, received compensation in the amount of $100,000.00 for the fiscal year ended June 30th, 2002.

Miles Finn, COO, received compensation in the amount of $135,000.00 for the fiscal year ended June 30th, 2002. Mr. Finn also received a two-year warrant to purchase 25,000 shares at an exercise price of $.3125 per share.

No cash bonuses were paid by the Registrant to any executive officer during the fiscal year ended June 30th, 2002.

Compensation pursuant to plans including pension, stock option, and stock appreciation rights plan

As of June 30th, 2002, the Registrant did not have any stock option, stock appreciation, rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any executive officer of the Company. During the year ended June 30th, 2001, Mr. Gerald Okerman assumed the duties of the Chairman of the Board. Mr. Okerman was granted 25,000 shares of common stock for services rendered and also received a three-year warrant to purchase 25,000 shares at $.50 per share.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of June 30th, 2002 certain information with respect to all shareholders known by the Registrant to be beneficial owners of more than 5% of its outstanding common Stock, all directors, and all officers and directors of the Registrant as a group.


           Name & Address                Number of    Percent of
                                          Shares        Shares
                                       Beneficially
                                           Owned
                                          Common        Common
                                      (see 1, 2, and
                                         3 below)
Larry Matthews                             None           N/A
7601 5th Avenue, Richfield, MN
55423
Van Thuy Tran (see note 1)               3,196,898       25.1%
1430 Orkla Drive, Golden Valley, MN
55427
The Matthews Group, LLC (see note 2)     5,797,875       45.5
1430 Orkla Drive, Golden Valley, MN
55427
Gerald Okerman (see note 3)               50,000           -
10050 Arcola Trail, Stillwater, MN
55082
Larry Johanns (see note 1)               3,216,875       25.2
518 North 12 Street, Osage, IA
50461
All Officers and Directors as a          6,463,767       50.7
group (3 persons)
Van Thuy Tran, Gerald Okerman, and
Larry Matthews

(1) The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of the Matthews Group.

(2) Includes shares issuable upon the conversion of the Series H preferred stock of 760,000 shares and the conversion of the convertible notes payable and related accrued interest of 5,009,288 shares.

(3)  Includes 25,000 shares issuable upon exercise of warrant.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

In September 1999, we accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under the Plan of Reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to the Company of $18,518.52. These payments are non-interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group, LLC. The note partially collateralized by mortgages on income-producing real estate having an assessment value in excess of $800,000, three properties owned by Van Thuy Tran and one property by Larry Johanns. The current remaining balance on the note is $989,417.

Subscription receivable and notes from The Matthews Group, LLC

On September 1, 1999 The Matthews Group, LLC paid the Gant Group $182,345.87 to bring the note between the Gant Group and the Registrant up to date on both principal and interest. The Matthews Group also committed to the remaining payments on the note.

The Matthews Group paid this obligation on behalf of the Company and The Gant Group released their security interest in the Company's assets, including the patents. The Matthews Group received a convertible note allowing for either a cash payment or conversion into Veritec common stock at $.10 per share, at The Matthews Group's sole option, for these amounts.

Payments by The Matthews Group to the Gant Group were as follows:
Principal      $286,453
Interest         75,069
Legal fees        5,000

               $366,522

These amounts paid to the Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,374 note on December 1, 2000. This note bears interest at 10%, and is due on demand for either cash or convertable into Veritec common stock at $.10 per share.
Conversion is solely at the option of The Matthews Group.

Interest expense to The Matthews Group relating to this indebtedness totaled $41,580 in 2002 and $38,187 in 2001. Accrued interest at June 30, 2002 of $62,818 related to this indebtedness is reflected in the accompanying financial statements.

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

In July 2001, the company commenced leasing our office facilities from a principal of the Matthews Group under a month-to-month agreement calling for payments of $2,000 a month.

On June 22nd, 2001, this principal of The Matthews Group advanced
$25,000 to us under similar terms.  In July 2001, an additional
$10,000 was advanced. These advances and the related interest of $600 were repaid in August 2001.

In April 2002, The Matthews Group loaned Veritec $100,000. $50,000 was for the purchase of 50% ownership of Iconix stock and $50,000 for operating expenses. The note is for 12 months due March 28, 2003 and accrues interest at 10% and is convertible to common stock at $.25 per share in full or part. Interest accrued on this note totaled $1,842 through June 30th, 2002.


                             PART IV

ITEM 13  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

  (a)  Exhibits
     99.1 Certificate pursuant to Section 906 of the Sarbanes-
     Oxley Act of 2002

  (b) The Company did file a Current Report on Form 8-K during the fourth quarter ended June 30, 2002, relating to its investment in Veritec Iconix Ventures, Inc.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          VERITEC, INC.

By  /s/                                      Date
           Van Thuy Tran
           Director, Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

                              Director
Gerald Okerman

                              Director
Larry Matthews

 I, Van Thuy Tran, certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended June 30, 2002 of Veritec, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the
     "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September ___, 2002
                                   ______________________________

                                   Van Thuy Tran
                                   Chief Executive Officer and
                                   Chief Financial Officer

                          Exhibit Index
                                                     Page
Exhibit 99.1 Certificate pursuant to Section 906           51
   of the Sarbanes-Oxley Act of 2002

                          Exhibit 99.1
                          VERITEC, INC.
  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                       OFFICER PURSUANT TO
 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

     The undersigned, Van Thuy Tran, the Chief Executive Officer and Chief Financial Officer of Veritec,Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 (the "Report").

     The undersigned hereby certifies that:

      the Report fully complies with the requirements of
      Section 13(a) of the Securities Exchange Act of 1934; and

       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     IN WITNESS WHEREOF, the undersigned has executed this Certification as of the __ day of September, 2002.


                              Van Thuy Tran
                              Chief Executive Officer and
                              Chief Financial Officer