Form 10QSB
period 2002-09-30
VERITEC INC
filed 2002-11-15
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549



                                     FORM 10-QSB

(Mark One)

__X____	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934  (No fee required)

	For the quarterly period ended 	September 30, 2002

________TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  	EXCHANGE ACT OF 1934

		For the transition period from   ___________ to  ___________

                            Commission file number   0-15113

                                       VERITEC INC.

                    (Exact name of registrant as specified in its charter)

                                          NEVADA

                (State or other jurisdiction of incorporation or organization)

                                         95-3954373

                             (IRS Employer Identification Number)

                           1430 Orkla Drive, Golden Valley MN  55427

                      (Address of principal executive offices, zip code)

                                        763-253-2670

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

                              Number of Shares of Common Stock
                                           6,946,849

                                           <Page 1>



                                       Table of Contents



                                         FORM 10-QSB
                                        VERITEC, INC.

                            INDEX                                        Page

                PART I.	FINANCIAL INFORMATION			          3

                Item 1	       Financial Statements			  3
                Item 2	       Management's Discussion and Analysis of
                               Financial Condition and Plan of Operation  7
                Item 3	       Controls and Procedures		          9

                PART II. OTHER INFORMATION			          9

                Item 6	       Exhibits and Reports on Form 8-K	         10

			       SIGNATURES				 10


                                           <Page 2>


			PART I.  FINANCIAL INFORMATION
			Item 1.  Financial Statements

                                        VERITEC INC
                                       BALANCE SHEETS
				        (UNAUDITED)

						      30-Sep-02	      30-Sep-01

    Assets

    Current Assets

    Cash						      -	 	  1,260
    Receivables						181,021		 98,287
    Inventories						      -		      -
    Prepaids						  4,267		  2,517

    Total Current Assets				185,288		102,064

    Fixed Assets (net)					  9,380		 11,234
    Ingangible assets (net)				 83,333	 	 93,333
    Investment - Veritec Iconixs Ventures, Inc.		 57,189		 76,588
    Notes Receivable - VIVI				 60,300	 	 10,300

    Total Assets					395,400		293,519

    LIABILITIES & SHAREHOLDERS EQUITY (DEFICIT)

    Current Liabilities

    Notes Payable					190,000		100,000
    Notes Payable (secured)				397,374		397,374

    Current Maturities of Long Term Debt		 23,888		 23,533

    Bank Overdraft					 55,898		 35,523
    Accounts payable & accrued expenses			297,437		217,492

    Total current liabilities				964,597		773,922

    Long Term Debt					  2,066		  8,163

    Prepayment on stock & subscription
    receivable						386,400		381,956

    Stockholder's equity (deficit)
    Preferred stock, par value $1.00 authorized
    10,000,000 shares, 275,000 shares of series
    H authorized					366,007		366,007

    Common stock, par value $0.01, authorized
    20,000,000 shares					 69,469		 69,469

    Subscription receivable			       (958,339)       (989,417)

    Additional paid in capital			     11,819,586      11,795,109

    Accumulated deficit				    (12,254,296)    (12,111,690)

    Stockholders' equity (deficit)		       (957,573)       (870,522)

    Total liabilities & stockholders equity
    (deficit)						395,400		293,519


                           See notes to financial statements.

                                           <Page 3>

					VERITEC INC
                                  STATEMENTS OF OPERATIONS
                                        (unaudited)

	                                                For the 3 month period

	                                                30-Sep-02     30-Sep-01

    Total Revenues					223,700		268,738

    Cost of Sales	       				      -	              -
    Gross Profit					223,700		268,738

    Sales Commission	           			      -	              -

    Gross profit after commissions &
    warranty						223,700	        268,738

    Expenses:

    Administration					219,597		 88,402
    Sales & Marketing	  				 26,407	  	  3,816
    Engineering & R&D	  				 87,640		 46,265

    Total Operating Expenses				333,644		138,483

    Income (loss) from operations		       (109,944)	130,255

    Earnings (Loss) on Investment-
    VIVI						(19,400)
    Interest Income (expense) net			(13,263)       (10,449)

    Total other income (expense)			 (32,663)      (10,449)

    Net Income (loss)					(142,607)	119,806

    Earning (loss) per share				   (0.02)	    .02




                               See Notes to Financial Statements.
                                           <Page 4>

                                          VERITEC INC.
                                     STATEMENTS OF CASH FLOWS
                                          (unaudited)

						    For the Three Months Ending
						       30-Sep-02      30-Sep-01

    Cash flow from operating activities

    Net Income (loss)					(142,607)	119,806

              Adjustments to reconcile net income (loss) to net cash
                             from operating activities.

    Debt Forgiveness				               -
    Depreciation and amortization			  11,854         11,997

    (Increase) decrease in assets
    Receivables						 (82,734)      (13,606)
    Inventories						       -	      -
    Prepaids						  (1,750)	  9,129

    Increase (decrease) in liabilities

    Accounts payable & accrued expenses			   79,945     (151,590)
    Changes in secured liabilities			   (5,742) 	      -
    Bank overdraft				           20,375             -
    Investment in VIVI					   19,400	      -
    Notes Receivable VIVI				  (50,000)	      -
    Purchase of tangible assets					-             -

    Net cash used by operating activities		 (151,260)     (24,264)

    Cash flow from financing activities

    Issuance of notes payable				   90,000      (25,000)
    Prepayment on subscription receivable		    4,444       (5,556)
    Subscription receivable			           31,078	 28,132
    Issuance of stock						-             -
    Additional Paid in Capital				   24,477        27,424

    Net cash provided by financing activities		  150,000	 25,000

    Increase (decrease) in Cash Position		   (1,260)	    736

    Cash at beginning of the period			    1,260         4,405

    Cash at the end of the period				-	  5,141


                                See notes to financial statements
                                           <Page 5>



NOTES TO FINANCIAL STATEMENTS

A.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes requiredby generally accepted accounting principles for complete financial statements.In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 2002.

Nature of Business

Our company was incorporated in Nevada on September 8, 1982. We design, manufacture and sell software related to our patented, proprietary VeriCode two-dimensional barcode. VeriCode writing software enables an identifying symbol to be placed on an item, and VeriCode reading software enables the symbol to be read, permitting identification of the item at a later time.

For example, our software is used to help automate the computer screen (LCD) manufacturing process. We sell software that can read VeriCode symbols that are covered by "chrome," a material that makes the VeriCode symbol almost invisible to the naked eye.

The VeriCode symbol is able to store a large amount of data in a small space.
We are developing a product that encodes biometric data into a two-dimensional bar code, the VeriSecure symbol. After this symbol is printed onto an identification card, our software can be used to read the data off the card, and compare that data to the fingerprint of the person who is presenting the card. In this way the VeriSecure symbol can be used to confirm that the person who possesses the identification card is the person to whom the card was issued.

Critical Accounting Policies and Estimates

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

Our present operations are limited and do not require use of estimates that are critical to a fair presentation of our financial position and results of operations.

Cash

	Cash balances are maintained in a single financial institution.
The balances from time to time exceed the federally insured limits of $100,000. The company has experienced no losses in these accounts and believes that it isnot exposed to any significant risk of loss on its cash balances. The cost and fair market value of any financial instruments held are approximately equal.

Revenues

	Revenues from products and engineering sales are recognized when the products are shipped and services preformed. Royalties and license fees are recognized upon completion of the terms of the applicable agreement.
                                           <Page 6>


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

None.

Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

Debt owed by us at September 30, 2002 was as follows

			(unaudited)	(unaudited)	increase
			30-Sep-02	30-Sep-01	(decrease)

Notes Payable		190,000 	      -		190,000
Notes Payable
(secured)		397,374		397,374		      -
Convertible note
(secured)		      -		      -		      -
Bank overdraft		 55,898		      -          55,898
Accounts payable &
accrued expenses	297,437		364,260		(66,823)

Total Liabilities	940,709		761,634		179,075


Our working capital is shown below.

			(unaudited)	(unaudited)
			30-Sep-02	30-Sep-01

Working Capital
(deficit)		(779,309)	(520,764)




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

                                           <Page 7>

Financial and Operational Outlook

Revenues for the three months ended September 30, 2002, and September 30, 2001, were $223,700, and $268,738, respectively. The decreased revenue for 2002 is a result of reduced royalties from Mitsubishi due to the arbitration suit.

Results of Operations

  	The quarter's revenue of $223,700 represents a 16.8% decrease from
$268,738 in the same quarter in 2001.    Purchases in this industry fluctuate,
as new factories are opened, so significant quarterly fluctuations can be
expected.    Negotiations are currently in progress to establish Distributors for product sales. We feel the increased sales force of Distributors can more rapidly market Veritec products thus increasing sales volume despite having to sell at lower sales prices (discounts). We will be requiring each Distributor to pay an upfront fee for the right to purchase our software at the lower price and thereby help offset the lower sales price.

	Operating expenses increased for the quarter ended September 30, 2002, to $333,644. This represents a 241% increase from the same quarter in 2001. This increase includes an increase in Engineering and Research and Development, which was a result of additional contract labor. Sales and Marketing was also higher than the same quarter last year. This was caused by a $15,000 expenditure for some promotional work. Administration costs for the three months ended September 30, 2002were significantly increased as a result of $80,000 for court costs due to the Mitsubishi arbitration, $30,000 for legal costs also associated with the arbitration and the remainder due to additional legal and audit fees for the yearend SEC filings.

	Non-operating income for the three months ended September 30, 2002 shows a loss from investment of $19,400 from VIVI, our Japanese operation.

				Operating Expenses for the 3 months ended
				30-Sep-02	30-Sep-01	Increase/
								(decrease)

General and Administrative	219,597		 88,402		131,195
Sales and marketing		 26,407		  3,816		 22,591
Engineering, R&D		 87,640		 46,265		 41,375

Totals				333,644		138,483		195,161


Capital
Expenditures and Future Commitments

	No capital expenditures for equipment were made during the period.

On January 30, 2002, Veritec, Inc. and the Matthews Group LLC formed Veritec Iconix Ventures, Inc. (VIVI), a Delaware corporation. Each company own 50% of the outstanding shares of common stock of VIVI. In April 2002, The Matthews Group loaned Veritec $100,000, $50,000 of which Veritec subsequently used to make its initial capital contribution to VIVI. The promissory note to The Matthews Group bears interest at a rate of 10% per annum and is due in one year. Additionally, the promissory note is convertible into common stock of the company at a price of $0.25 per share.

Subsequent to the formation of VIVI, on February 13, 2002, VIVI entered into an agreement to purchase 100% of the outstanding equity securities of Iconix, Inc., a Japanese corporation, pursuant to a Stock Purchase Agreement, dated February 13, 2002, by and among VIVI, Iconix, Inc., Masayuki Kuriyama and Yoshihiro Tasaka. The total consideration for the purchase consisted of 300,000 shares of Veritec common stock and $100,000 in U.S. dollars. The 150,000 shares contributed by Veritec represented newly issued

                                           <Page 8
>
shares of the company.  The
150,000 shares contributed by The Matthews Group represented a portion of the shares already owned.

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

Item 3.  Controls and Procedures

	We currently employ 6 employees. All of our employees report directly to the CEO. We have regular meetings to review our business and operations. Our CEO and CFO have reviewed our disclosure controls and procedures and given the simplicity of our business they have concluded our current system is adequate to report all material events and information necessary to ensure compliance with our disclosure requirements.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

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

We have begun an arbitration process with Mitsubishi Corporation in California claiming Mitsubishi failed to pay royalties due under the agreement, and failure to honor a letter of intent Mitsubishi Corporation has denied our claims, and, in addition, raised a counterclaim alleging that Veritec, Inc. misused certain information claimed by Mitsubishi to be confidential.
                                           <Page 9>

Item 2.  Changes in Securities and Use of Proceeds.

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



Veritec	Inc.

Date:	November 14, 2002				s
							Van Tran  CEO

                                           <Page 10>

I, Van Thuy Tran, certify that:

1.	I have reviewed this annual report on Form 10-Q for the quarter ended
September 30, 2002 of Veritec, Inc.;

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

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date: November ___, 2002



___________________________________
Van Thuy Tran
Chief Executive Officer and Chief Financial Officer

                                           <Page 11>




Exhibit Index
							      	Page
Exhibit 99.1 Certificate pursuant to Section 906 		13
   of the Sarbanes-Oxley Act of 2002


                                           <Page 12>

Exhibit 99.1

VERITEC, INC.
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Van Thuy Tran, the Chief Executive Officer and Chief Financial Officer of Veritec, Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 (the "Report").

The undersigned hereby certifies that:

the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this Certification as of the __ day of November 2002.


					Van Thuy Tran
					Chief Executive Officer and
					Chief Financial Officer

                                           <Page 13>




3