Form 10QSB
period 2002-12-31
VERITEC INC
filed 2003-02-14
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                  FORM 10-QSB
(Mark One)

__X____		QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                EXCHANGE ACT OF 1934  (No fee required)

		For the quarterly period ended 	December 31, 2002

________	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

		For the transition period from   ___________ to  _____________

Commission file number   0-15113

                                  VERITEC INC.

             (Exact name of registrant as specified in its charter)

                                     NEVADA

         (State or other jurisdiction of incorporation or organization)

                                   95-3954373

                      (IRS Employer Identification Number)

                   1430 Orkla Drive, Golden Valley, MN  55427

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

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 10, 2003 the Company had:

                        Number of Shares of Common Stock
                                   6,946,849

                                    <PAGE 1>

Table of Contents



                                  FORM 10-QSB
                                  VERITEC INC.

                                     INDEX
		                                                       Page

PART I.	FINANCIAL INFORMATION					       3

Item 1	Financial Statements					       3
Item 2	Management's Discussion and Analysis of
	Financial Condition and Plan of Operation		       10
Item 3	Controls and Procedures					       13

PART II.	OTHER INFORMATION				       13

Item 6	Exhibits and Reports on Form 8-K			       14

SIGNATURES		  					       15

                                    <PAGE 2>



                         PART I.  FINANCIAL INFORMATION
                          Item 1.  Financial Statements


                                  VERITEC INC.
                                 BALANCE SHEETS
                                  (unaudited)

                                                  December 31,    June 30,
                                                    2002          2002

                                     ASSETS

Current Assets:
   Cash                                            $ 27,425      $  1,260
   Receivables                                      158,577        98,287
   Inventories                                          ---           ---
   Prepaids                                           6,214         2,517

     Total Current Assets                           192,216       102,064

   Fixed Assets (net)                                 7,484        11,234
   Software costs (net)                              73,334        93,333
   Investment - Veritec Iconix Ventures, Inc.        99,289        76,588
   Notes Receivable - VIVI                           76,730        10,300

     Total Assets                                  $449,053      $293,519



LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Notes payable related parties                    280,000       100,000
   Convertible note - related party                 397,374       397,374
   Current Maturities of Long Term Debt              16,271        23,533
   Bank overdraft                                       ---        35,523
   Accounts payable & accrued expenses              450,513       217,492

     Total current liabilities                    1,144,158       773,922

Long Term Debt                                          ---         8,163

Prepayment on stock & stock & subscription
   receivable - related party                       345,844       381,956

Stockholders' equity (deficit):
   Preferred stock, par value $1.00, authorized
     10,000,000 shares, 275,000 shares of
     Series H authorized                            366,007       366,007
   Common stock, pare value $.01,
     authorized 20,000,000 shares                    69,469        69,469
   Subscription receivable                         (926,478)     (989,417)
   Additional paid in capital                    11,843,281    11,795,109
   Foreign currency translation adjustments            (824)          ---
   Accumulated deficit                          (12,392,404)  (12,111,690)
   Stockholders' equity (deficit)                (1,040,949)     (870,522)

     Total liabilities & stockholders'
       Equity (deficit)                            $449,053      $293,519


                       See Notes to Financial Statements

                                    <PAGE 3>



                                  VERITEC INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


	                                        For the Three Month Period
	                                        December 31,	December 31,
	                                            2002    	    2001

Total Revenues	                                  $ 272,983     $ 107,903

Cost of Sales	                                        ---	      ---

Gross Profit	                                    272,983	  107,903

Operating expenses:
  Administration	                            314,313	   73,659
  Sales & Marketing	                              1,368	    3,589
  Engineering & R&D	                            110,076	  108,287
  Amortization	                                     10,000	   10,000

     Total Operating Expenses	                    435,757	  195,535

       Income (loss) from operations	           (162,774)	  (87,632)

Earnings (loss) on Investment-VIVI	             42,924	      ---

Debt forgiveness	                                ---	  117,988

Interest Income (expense) net	                    (18,267)	   (9,977)

     Total other income (expense)	             24,657       108,011

Net Income (loss)	                          $(138,117)	$  20,379

Earning (loss) per share	                  $   (0.02)	$     ---



                       STATEMENTS OF COMPREHENSIVE INCOME


Net income (loss)	                          $(138,117)    $  20,379

Foreign currency translation adjustment	          $    (824)	$     ---

Comprehensive income (loss)	                  $(138,941)	$  20,379



                       See Notes to Financial Statements

                                    <PAGE 4>



                                  VERITEC INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

	                                        For the Three Month Period
	                                       December 31,    December 31,
	                                            2002    	    2001

Total Revenues	                                  $ 496,683	$ 376,641

Cost of Sales	                                        ---	      ---

Gross Profit	                                    496,683	  376,641

Operating expenses:
  Administration	                            523,909	  151,785
  Sales & Marketing	                             27,775	    7,405
  Engineering & R&D	                            197,716	  154,572
  Amortization	                                     20,000	   20,000

     Total Operating Expenses	                    769,400	  333,762

       Income (loss) from operations	           (272,717)	   42,879

Earnings (loss) on Investment-VIVI	             23,524	      ---

Debt forgiveness	                                ---       117,988

Interest Income (expense) net	                    (31,521)	  (20,426)

     Total other income (expense)	             (7,997)	   97,562

Net Income (loss)	                          $(280,714)	$ 140,441

Earning (loss) per share	                  $   (0.04)	$     .02





                       STATEMENTS OF COMPREHENSIVE INCOME


Net income (loss)	                          $(280,714)    $ 140,441

Foreign currency translation adjustment	          $    (824)	$     ---

Comprehensive income (loss)	                  $(281,538)	$ 140,441



                       See Notes to Financial Statements

                                    <PAGE 5>



                                  VERITEC INC.
                             STATEMENTS OF CASH FLOWS
                                  (unaudited)

	                                        For the Six Month Period
	                                        December 31,     December 31,
	                                            2002    	    2001

Cash flow from operating activities:

Net Income (loss)	                         $(280,714)	$ 140,442

Adjustments to reconcile net income
  (loss) to net cash from
  operating activities:
    Debt Forgiveness	                               ---	(117,988)
    Depreciation and amortization	            23,750        23,725
    Earnings (loss) on investment-VIVI  	   (23,524)	     ---

(Increase) decrease in assets:
  Receivables	                                   (60,290)	 (80,754)
  Inventories	                                       ---	     ---
  Prepaids	                                    (3,697)	   9,792

Increase (decrease) in liabilities:
  Accounts payable & accrued expenses	           233,020	(196,373)

Net cash used by operating activities	          (111,455)	(221,156)

Cash flows from investing activities:
  Notes receivable-VIVI	                           (66,430)	     ---

Cash flow from financing activities:
  Bank overdraft	                           (35,523)	  26,143
  Proceeds of notes payable-related parties	   180,000	     ---
  Payments on notes payable-related parties	       --- 	     ---
  Prepayment on subscription receivable	           (36,112)	  67,889
  Payments on subscription receivable	           111,111	 117,904
  Payments on long-term debt	                   (15,426)	     ---

Net cash provided by financing activities	   204,050	 211,936

Increase (decrease) in Cash Position	            26,165	  (9,220)

Cash at beginning of the period	                     1,260        10,267

Cash at the end of the period	                 $  27,425	$  1,047



                       See Notes to Financial Statements

                                    <PAGE 6>



NOTES TO FINANCIAL STATEMENTS

A.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB/A for the year ended June 30, 2002, as amended.

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

The majority of our income is generated from foreign customers and is earned in a foreign currency. However, we record this income as U.S. dollars at the exchange rate in effect on the date of remittance, so we are not susceptible to translation gains or losses.

Cash

Cash balances are maintained in a single financial institution. The balances from time to time exceed the federally insured limits of $100,000. We have experienced no losses in these accounts and believe that we are not exposed to any significant risk of loss on our cash balances. The cost and fair market value of any financial instruments held are approximately equal.

Accounts Receivable

We sell to domestic and foreign companies. We grant uncollateralized credit to customers, but require deposits on unique orders. Management deemed all accounts receivable collectible and did not provide for an allowance for doubtful accounts at December 31, 2002 and June 30, 2002.

                                    <PAGE 7>

Revenues

We account for revenue recognition in accordance with Staff Accounting Bulletin
(SAB) 101 "Revenue Recognition in Financial Statements." Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing the customer's hardware specifications, which allows us to customize our software to the customer's hardware. Once customization is completed, we typically transmit the software to the customer via the Internet, at which point we recognize revenue. Upon transmittal of the software, the customer has no right of refusal or return. Under some agreements, the customers remit payment prior to our completion of customization or other required services. In such instances, we delay revenue recognition and reflect the prepayments as deferred revenue in the financial statements.

Royalties are recognized as earned. To date these royalties have been earned in a foreign currency. We record these revenues in U.S. dollars at the exchange rate in effect at the date of remittance. Accordingly, we have historically not been susceptible to translation gains or losses.

Research and Development

Research and development costs are charged to expense as incurred.

Intangible Asset

On October 12, 1999, we purchased certain software, source code, documentation, manuals and other written material for $50,000 and 187,500 shares of restricted common stock valued at $.80 per share, the stated value of our restricted common stock per our bankruptcy plan of reorganization for which a final decree was issued on October 21, 1999. We have recorded this purchased software at cost, $200,000, and are amortizing it over five years using the straight-line method.

Stock-Based Consideration

We have applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123 (based on reported market prices at the date of issuance and/or as earned).

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in accompanying financial statements, we incurred a net loss of $138,117 during the quarter ended December 31, 2002, $280,714 during the six month period ended December 31, 2002, and have lost $12,392,404 from inception to December 31, 2002. At December 31, 2002, we had a $951,942 working capital deficiency and a stockholders' deficit of $1,040,949. Those conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Investment: Veritec Iconix Ventures, Inc.

In June 2001, we entered into a tentative agreement to merge with Iconix, Inc., a Japanese company we had partnered with in the past. We could not complete this merger on our own so we instead decided to form a new corporation with The Matthews Group to complete this acquisition. On February 25, 2002, Veritec Iconix Ventures, Inc. (VIVI) was incorporated under the laws of the State of Delaware. In April 2002, we and The Matthews Group each contributed $50,000 and 150,000 shares of Veritec Inc. common stock for fifty percent ownership in VIVI. The 150,000 shares of our common stock contributed by The Matthews Group was previously owned by it.

                                    <PAGE 8>

Investment: Veritec Iconix Ventures, Inc.  (Continued)

In April 2002, VIVI completed the acquisition of Iconix, Inc. for consideration of $100,000 and 300,000 shares of Veritec Inc. common stock. Iconix, Inc. was formed in 1995 and is located in Osaka, Japan. Iconix, Inc. is a system integrator and developer of two dimensional identification software, hardware and solutions. We believe synergies with VIVI made the acquisition of a fifty percent interest in VIVI desirable. We hold key patents in Europe and the United States relating to two-dimensional barcode technology, and VIVI is currently the sole licensee of the CP code patents in Asia.

The investment in Veritec Iconix Ventures, Inc. (VIVI) is recorded under the equity method. No fair value information exists relating to this investment. Business activities of VIVI are concentrated in Asia, primarily Japan, and all assets of VIVI are in Japan. Our ability to realize the value of our investment is dependent on future operating successes for VIVI. This investment is further subject to foreign currency exchange rate changes.

Summarized Financial Information for VIVI is as follows:


	                                        December 31,	   June 30,
	                                            2002    	    2001

Balance sheet:
  Current assets	                          $ 617,647	 $ 498,739
  Fixed assets	                                      6,490	     7,526
  Other assets	                                    231,910	   126,521

          Total assets	                          $ 856,047	 $ 632,786

  Current liabilities	                          $ 101,675	 $ 242,921
  Long-term liabilities	                            476,853	   236,689
  Equity	                                    277,519	   153,176

          Total liabilities and equity	          $ 856,047	 $ 632,786


	                                        July 1, 2002	 April 1, 2002
	                                             To	               To
	                                        December 31,	    June 30,
	                                            2002      	      2002

Operating results (April 1, 2002 to June 30, 2002):
    Revenue	                                  $ 819,988	 $ 309,324
    Cost of goods sold	                           (448,855)	  (159,282)
    Selling, general and administrative	           (372,494)	  (166,516)
    Other income (expense)	                     48,297	     1,079
    Other tax expense	                               (751)	      (429)

          Net loss	                          $  46,185	 $ (15,824)


Prepayment On Subscription Receivable

The Matthews Group has made prepayments against its Subscription Payable to us. These prepayments are unsecured and non-interest bearing. The prepayments as of December 31, 2002 were applied against the subscription receivable.

                                    <PAGE 9>



Subscription Receivable

In September 1999, we accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under our bankruptcy plan of reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to us of $18,518.52. These payments are non-interest bearing and were to be secured by a pledge of properties controlled by principals of The Matthews Group. In July 2001, the principals of The Matthews Group granted to us a security interest in certain California and Minnesota properties to partially collateralize the subscription. Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

At December 31, 2002, The Matthews Group had made prepayments of $345,844 towards scheduled payments due on the subscription receivable. The Matthews Group could use this prepayment to satisfy the next eighteen scheduled payments due on the subscription receivable at December 31, 2002. The Matthews Group has indicated an intent to continue to make the scheduled payments due under the subscription receivable, but there can be no assurances it will honor this commitment and there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. We also have no assurance of The Matthews Group's ability to continue to provide this funding. Failure of The Matthews Group to continue to make scheduled payments on the subscription receivable could negatively impact our ability to meet our cash flow requirements.


Other Information

None.


Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Our working capital is shown below.

	                                        31-Dec-02	   31-Dec-01
	                                       (unaudited)   	  (unaudited)

     Working Capital (deficit)                   (951,942)          (470,595)


Debt owed by us at December 31,2002 was as follows

                                         (unaudited)    (unaudited)
                                          31-Dec-02      31-Dec-01     increase
                                                                      (decrease)

Notes Payable                               280,000            ---      280,000
Notes Payable (secured)                     397,374        397,374          ---

Bank overdraft                                  ---         32,005      (32,005)
Accounts payable & accrued expenses         450,513        206,669      243,844


A number of uncertainties exist that may affect our future operating results. These uncertainties include the uncertain economic conditions, market acceptanceof our products and our ability to manage expense growth.
We have sustained significant losses and expect the losses will continue throughfiscal year2003. Our cash on hand is not sufficient to fund current operating needs. Therefore,the continued operation of our company will continue to be dependenton cashpayments from The Matthews Group pursuant to the

                                    <PAGE 10>



Liquidity and Capital Resources (Continued)

Stock Subscription Agreement. While The Matthews Group has made payments to us in excess of the required monthly payments, there is no assurance that The Matthews Group will complete its obligations or that the payment required to be made by The Matthews Group will be adequate. We are seeking additional debt or equity financing, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for our needs.

Although no certainties exist, we feel that cash flows from operations will at least partially fund cash needs in 2003. Because of the long sales cycle related to our products, it is expected that cash from these new sales will be weighted toward the latter part of 2003. For 2003, we will be enlisting distributors to help market our products. Several distributors have shown interest in representing our products. We intend to generate cash by requiring distributors to pay a $200,000 license fee in exchange for allowing the distributors to sell at discounted software prices. However, there is no assurance that distributors will agree to pay this license fee. The balance of our cash requirements is expected to be provided by The Matthews Group as stated in the previous paragraph.

Because of our reduced reliance on selling hardware, we believe our primary exposure to the risk of inflation is through wages. We do not believe that wage inflation will play a material role in our expense.

Continued competition may drive down the price at which we can sell our products, and reduced capital expenditures by our customers may also have a negative impact.


Financial and Operational Outlook

Revenues for the six months ended December 31, 2002, and December 31, 2001, were $272,983, and $107,903, respectively. Revenues for the six months ended December 31, 2002 and December 31, 2002, were $496,683 and $376,641, respectively. The increased revenue for 2002 is a result of increased software sales, primarily overseas. Royalty income from Mitsubishi is down as a result of the arbitration proceedings (See Part II, Item 1-"Legal Proceedings").

Results of Operations

The quarter's revenue of $272,983 represents a 152.9% increase from $107,903 in the same quarter in 2001. Purchases in this industry fluctuate, as new factories are opened, so significant quarterly fluctuations can be expected. Negotiations are currently in progress to establish distributors for product sales. Although we cannot provide any assurance, we believe that distributors will be able to market Veritec products more effectively, and hope that the price discounts we are providing to the distributors will be offset by increased sales volume. We will also be requiring each distributor to pay an upfront fee for the right to purchase our software at the lower price, but there is no assurance that distributors will be willing to pay us this fee.

Operating expenses increased for the quarter ended December 31, 2002, to $435,757. This represents a 122.9% increase from the same quarter in 2001. Sales and marketing, engineering and development and amortization remained constant between years. Administrative expenses increased in the three-month period to $314,313 in 2002 versus $73,659. $188,902 of this increase related to legal fees incurred in the Mitsubishi arbitration. Increases in professional fees also resulted from increasing costs associated with complying with the Company's public reporting requirements.

Non-operating income for the three months ended December 31, 2002 shows an income from investment in VIVI, our Japanese operation, of $42,924.

                                    <PAGE 11>



 Results of Operations (Continued)


                                        Operating Expenses for the 3 months
                                              ended December 31,2002

Expense Category                          2002          2001           increase
                                                                      (decrease)

   General and Administrative           314,313        73,659           240,654
   Sales and Marketing                    1,368         3,589            (2,221)
   Engineering, R&D                     110,076       108,287             1,789



Capital

Expenditures and Future Commitments

No capital expenditures for equipment were made during the quarter ended December 31, 2002.

On January 30, 2002, Veritec Inc. and The Matthews Group LLC formed Veritec Iconix Ventures, Inc. ("VIVI"), a Delaware corporation. Each company owns 50% of the outstanding shares of common stock of VIVI. In April 2002, The Matthews Group loaned Veritec $100,000, $50,000 of which Veritec subsequently used to make its initial capital contribution to VIVI. The promissory note to The Matthews Group bears interest at a rate of 10% per annum and is due in one year (April, 2003). Additionally, the promissory note is convertible into our common stock at a price of $0.25 per share.

Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Liquidity and Factors That May Affect Future Results

A number of uncertainties exist that may affect our future operating results. These uncertainties include the uncertain general economic conditions, market acceptance of our products and our ability to manage expense growth. We have sustained significant losses and expect the losses will continue through fiscal year 2003. Our cash on hand is not sufficient to fund current operating needs. Therefore, our continued operation will be dependent on cash payments from The Matthews Group. The Matthews Group continues to make payments to us of $18,518.52 per month as required by its subscription agreement. The Matthews Group has, from time to time, advanced amounts in addition to the required monthly payment as needed to finance our continued operations, and we rely on these advances.

At December 31, 2002 The Matthews Group had made prepayments of $345,844 towards scheduled payments due on the subscription receivable. The Matthews Group could use this prepayment to satisfy the next eighteen scheduled payments due on the subscription receivable at December 31, 2002. The Matthews Group has indicated an intent to continue to make the scheduled payments due under the subscription receivable, but there can be no assurances it will honor this commitment and there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. We also have no assurance of The Matthews Group's ability to continue to provide this funding. Failure of The Matthews Group to continue to make scheduled payments on the subscription receivable could negatively impact our ability to meet our cash flow requirements.

We are seeking additional debt or equity financing, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for our needs.

Although no certainties exist, we feel that cash flows from operations will at least partially fund cash needs

                                    <PAGE 12>



Liquidity and Factors That May Affect Future Results (Continued)

in 2003. Because of the long sales cycle related to our products, it is expected cash from these new sales will be weighted toward the latter part of 2003. For 2003 we will be enlisting distributors to help market our products. Several distributors have shown interest in representing our products. We intend to generate cash by requiring distributors to pay a $200,000 license fee in exchange for allowing distributors to sell at discounted software prices. However, there is no assurance that distributors will agree to pay this license fee. The balance of our cash requirements is expected to be provided by The Matthews Group as stated above.

We have begun an arbitration process with Mitsubishi regarding underpayment of
royalties.   An adverse outcome to this arbitration proceeding could lower our royalty receipts.

Item 3.  Controls and Procedures

We currently employ 6 employees.  All of our employees report directly to the
CEO.  We have regular meetings to review our business and operations.   Our CEO
and CFO have reviewed our disclosure controls and procedures and, given the simplicity of our business, they have concluded our current system is adequate to report all material events and information necessary to ensure compliance with our disclosure requirements.


                           PART II OTHER INFORMATION
     Item 1.  Legal Proceedings.

We were named in a suit brought by a stockholder and former director of the company, Wolodymyr M. Starosolsky. The plaintiff in the pending litigation has failed to prosecute the case. Consequently, it is unclear as to what relief actually is being sought. The plaintiff originally filed suit in the Central District of California claiming that we failed to act pursuant to our plan of reorganization approved by the bankruptcy court. No monetary damages were sought; rather, the plaintiff requested that any actions we took in violation of the bankruptcy plan, or without proper board approval, be rescinded. In December 2000, that court granted our motion to transfer venue, and the case was subsequently transferred to the District of Minnesota. However, the plaintiff has failed to take any action to prosecute the case in Minnesota. Because of the plaintiff's failure to prosecute the case for the last two years, and because the only relief sought in the case is equitable, we believe the likelihood is remote that this litigation will have any material adverse impact on us.

We are in arbitration with Mitsubishi Corporation. We believe that Mitsubishi failed to pay past royalties due to us and failed to honor a letter of intent the parties executed. In the event we prevail in this arbitration, we will receive additional royalty payments from Mitsubishi. However, because we have not received an accounting from Mitsubishi, we are unable to estimate the royalties that may be due. We have not recorded a receivable for these claimed royalties. Mitsubishi also raised a counterclaim against us, alleging that we misused confidential information belonging to Mitsubishi. This counterclaim asserts unspecified damages; therefore, we are unable to estimate the effect an adverse decision regarding this claim may have on us.

     Item 2.  Changes in Securities and Use of Proceeds.

     None.

     Item 3.  Defaults Upon Senior Securities.

     None.

                                    <PAGE 13>



     Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the period covered by this report.

     Item 5.  Other Information.

     None.

     Item 6.  Exhibits and Reports on Form 8-K.

     None.

                                    <PAGE 14>



                                    SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Veritec Inc.

Date:	February 14, 2003         /s/
			          Van Thuy Tran
                                  Chief Executive Officer and
                                  Chief Financial Officer



                                    <PAGE 15>



I, Van Thuy Tran, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the quarter ended December 31, 2002 of Veritec Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003


___________________________________
Van Thuy Tran
Chief Executive Officer and Chief Financial Officer



                                    <PAGE 16>



Exhibit Index						     Page


Exhibit 99.1 Certificate pursuant to Section 906
of the Sarbanes-Oxley Act of 2002	                     18



                                    <PAGE 17>


Exhibit 99.1

                                   VERITEC INC.
     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Van Thuy Tran, the Chief Executive Officer and Chief Financial Officer of Veritec Inc. (the "Company") has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December31, 2002 (the "Report").

The undersigned hereby certifies that:

the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this Certification as of the 14 day of February
2003.


					Van Thuy Tran
					Chief Executive Officer and
					Chief Financial Officer



                                    <PAGE 18>