Form 10QSB
period 2003-03-31
VERITEC INC
filed 2003-05-20
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission file No. 0-15113


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

                    1430 Orkla Drive, Golden Valley, MN 55427
                ------------------------------------------------
               (Address of principal executive offices, zip code)

                                  763-253-2670
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 15, 2003 the Company had:

                        Number of Shares of Common Stock
            -------------------------------------------------------
                                    6,946,849
            -------------------------------------------------------

Table of Contents
-----------------



                                   FORM 10-QSB
                                   VERITEC INC.

                                      INDEX
                                                                         Page

PART I.  FINANCIAL INFORMATION                                              3

Item 1   Financial Statements                                               3
Item 2   Management's Discussion and Analysis of
         Financial Condition and Plan of Operation                         10
Item 3   Controls and Procedures                                           14

PART II. OTHER INFORMATION                                                 14

Item 6   Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------
                                  VERITEC, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
ASSETS                                                 31-Mar-03      30-Jun-02
Current Assets                                       ------------   ------------

Cash                                                     $23,645         $1,260
Receivables                                               70,040         98,287
Prepaids*                                                    454          2,517
                                                     ------------   ------------
Total Current Assets                                      94,139        102,064

Fixed Assets (net)                                         5,629         11,234
Software Costs (net)                                      69,284         93,333
Investment -VIVI, Net of Valuation Allowance               7,363         76,588
Notes Receivable - VIVI, Net of Allowance                 50,670         10,300
                                                     ------------   ------------
Total Assets                                             227,085        293,519
                                                     ============   ============
LIABILITIES & SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities

Notes Payable - related parties                         $280,000       $100,000
Convertible Note - related party                         397,374        397,374
Current Maturities of Long Term Debt                      12,183         23,533
Bank Overdraft                                                 -         35,523
Accounts Payable & Accrued Expenses                      549,158        217,492
                                                     ------------   ------------
Total Current Liabilities                              1,238,715        773,922
                                                     ------------   ------------
Long-term Debt                                                 -          8,163
                                                     ------------   ------------
Prepayment on Stock & Subscription Receivable            290,289        381,956
                                                     ------------   ------------
Total Liabilities                                      1,529,004      1,164,041
                                                     ------------   ------------
Stockholders' Equity (Deficit)

Preferred Stock, par value $1.00, authorized
  10,000,000 shares, 275,000 shares of                   366,007        366,007
  Series H authorized
Common Stock, par value $0.01, authorized
  20,000,000 shares                                       69,468         69,469
Subscription Receivable                                 (893,813)      (989,417)
Additional Paid in Capital                            11,866,172     11,795,109
Foreign currency translation adjustments                       -              -
Accumulated Deficit                                  (12,709,753)   (12,111,690)
                                                     ------------   ------------
Stockholders' Equity (Deficit)                        (1,301,919)      (870,522)
                                                     ------------   ------------
Total Liabilities & Shareholders' Equity (Deficit)       227,085        293,519
                                                     ============   ============
* Redeem Pat Summerall, Credit to A/P until Status Determined.
                        See Notes to financial statements

                                  VERITEC, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          For the 9 Month Period      For the 3 Month Period
                                                          31-Mar-03     31-Mar-02     31-Mar-03    31-Mar-02
Total Revenue                                              $733,343      $494,538      $236,660     $117,897
                                                           --------      --------      --------     --------

Operating Expenses:

Sales & Marketing                                            56,593         9,455        13,818        2,050
Engineering/Research & Development                          277,403       236,473        79,407       81,901
Administration                                              799,895       336,551       361,517      184,766
Amortization                                                 29,999        30,000        10,000       10,000
                                                             ------        ------        ------       ------

Total Operating Expenses                                  1,163,890       612,479       464,741      278,717
                                                          ---------       -------       -------      -------

Income (Loss) from Operations                             (430,547)     (117,941)     (228,081)    (160,820)
                                                           -------       -------       -------      -------

Debt Forgiveness                                                  -       188,417             -       70,429
Earnings (Loss) on Investment - VIVI                       (61,863)             -      (42,464)            -
Impairment Loss - VIVI                                      (7,363)             -       (7,363)            -
Interest Income (Expense) net                              (48,291)      (30,221)      (16,770)      (9,795)
                                                           --------      --------      --------      -------

Total Other Income (Expenses)                             (167,517)       158,196     (116,596)       60,634
                                                          ---------       -------     ---------       ------

Net Income (Loss)                                        $(598,064)       $40,255    $(344,678)   $(100,186)

Earnings (Loss) per Share                                   $(0.09)         $0.01       $(0.05)      $(0.01)
                                                            -------         -----       -------      -------

STATEMENT OF COMPREHENSIVE INCOME

Net Income                                               $(598,064)       $40,255    $(344,678)   $(100,186)
Foreign Currency Translation Adjustment                       (995)             -       (1,095)            -
                                                              -----             -       -------            -
Comprehensive Income (Loss)                              $(599,059)       $40,255    $(345,773)   $(100,186)
                                                         ----------       -------    ----------   ----------

Allowance for Doubtful Accounts - VIVI                     (50,000)             -      (50,000)            -
                                                           --------             -      --------            -








                        See Notes to financial statements

                                  VERITEC, INC.
                             STATEMENT OF CASH FLOW
                                   (Unaudited)
                                                            Nine Months Ended
                                                        31-Mar-03     31-Mar-02
                                                        ---------     ---------
Cash Flow from Operating Activities

Net Income (Loss)                                       $(598,064)    $  40,255

Adjustments to Reconcile Net Income (Loss)
     to Net Cash from operating activities:
Debt Forgiveness                                                -      (188,417)
Depreciation & Amortization                                35,604        35,756
Earnings (Loss) on Investment - VIVI                       61,863             -
Allowance for Doubtful Accounts - VIVI                     50,000             -
Impairment Allowance - VIVI                                 7,363

(Increase) Decrease in Assets:
     Receivables                                           28,247      (177,658)
     Prepaids                                              18,349         9,792

Increase (Decrease) in Liabilities:

Accounts Payable & Accrued Expenses                       315,380      (143,872)
                                                        ---------     ---------
Net Cash Used by Operating Activities                     (81,258)     (424,144)
                                                        ---------     ---------
Cash Flows from Investing Activities:
     Notes Receivable - VIVI                              (90,370)            -
     Capital Purchases                                     (5,950)            -
                                                        ---------     ---------
     Net Cash Flows from Investing Activities             (96,320)            -
                                                        ---------     ---------
Cash Flows from Financing Activities:
     Bank Overdraft                                       (35,523)       40,722
     Proceeds of Notes Payable - Related Parties          180,000        12,362
     Payments on Notes Payable - Related Parties                -             -
     Prepayment on Subscription Receivable                (91,667)      152,333
     Payments on Subscription Receivable                   95,604       101,541
     Payments on Long Term Debt                           (19,513)            -
     Issuance of Stock                                         (1)          249
     Additional Paid in Capital                            71,063       106,669
                                                        ---------     ---------

     Net Cash Provided by Financing Activities            199,963       413,876
                                                        ---------     ---------

     Increase (Decrease) in Cash Position                  22,385       (10,268)
     Cash at Beginning of Period                            1,260        10,268
                                                        ---------     ---------

     Cash at End of Period                              $  23,645            $-
                                                        =========     =========

                       See Notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB/A for the year ended June 30, 2002, as amended.

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

Critical Accounting Policies and Estimates
------------------------------------------

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

Accounts Receivable
-------------------

We sell to domestic and foreign companies. We grant uncollateralized credit to customers, but require deposits on unique orders. Management deemed all accounts receivable collectible and did not provide for an allowance for doubtful accounts at March 31, 2003 and June 30, 2002. Management did provide a reserve of $50,000 to offset the current balance of a $100,000 recorded as a Note Receivable from VIVI.

Revenues
--------

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

Stock-Based Consideration
-------------------------

We have applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123 (based on reported market prices at the date of issuance and/or as earned).

Going Concern
-------------

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in accompanying financial statements, we incurred a net loss of $344,678 during the quarter ended March 31, 2003, $598,064 during the nine months period ended March 31, 2003, and have lost $12,709,753 from inception to March 31, 2003. At March 31, 2003, we had a $1,144,576 working capital deficiency and a stockholders' deficit of $1,301,919. Those conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Investment: Veritec Iconix Ventures, Inc.
-----------------------------------------

In June 2001, we entered into a tentative agreement to merge with Iconix, Inc., a Japanese company we had partnered with in the past. We could not complete this merger on our own, so we formed a new corporation with The Matthews Group to complete this acquisition. On February 25, 2002, Veritec Iconix Ventures, Inc.
(VIVI) was incorporated under the laws of the State of Delaware. In April 2002, we and The Matthews Group each contributed $50,000 and 150,000 shares of Veritec Inc. common stock for fifty percent ownership in VIVI. The 150,000 shares of our common stock contributed by The Matthews Group was previously owned by it.

Investment: Veritec Iconix Ventures, Inc.  (Continued)
-----------------------------------------

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

The investment in VIVI is recorded under the equity method. No fair value information exists relating to this investment. Business activities of VIVI are concentrated in Asia, primarily Japan, and all assets of VIVI are in Japan. Our ability to realize the value of our investment is dependent on future operating successes for VIVI. This investment is further subject to foreign currency exchange rate changes.

Although VIVI has incurred losses since its acquisition in April 2002, VIVI has established a presence in the Asian market, filed patents in Asian countries, assisted in the development of new software and supported Veritec in several engineering projects.

Reduction of expenditures by VIVI for the fourth quarter has been accomplished by downsizing the operations and focusing on the development of software and the development of Asian sales.

Summarized Financial Information for VIVI is as follows:
--------------------------------------------------------

                                                      31-Mar-03      30-Jun-02*
Balance Sheet:                                      -----------     -----------
     Current Assets                                 $   543,424     $   498,739
     Fixed Assets                                         5,934           7,526
     Other Assets                                       146,184         126,521
                                                    -----------     -----------

          Total Assets                              $   695,542     $   632,786
                                                    ===========     ===========

     Current Liabilities                            $   229,476     $   242,921
     Long-Term Liabilities                              464,786         236,689
     Equity                                             230,756         153,176
                                                    -----------     -----------

          Total Liabilities and Equity              $   695,542     $   632,786
                                                    ===========     ===========


Operating Results (1-Apr-02 to 30-Jun-02*)            31-Mar-03      30-Jun-02*
                                                    -----------     -----------
     Revenue                                        $ 1,102,399     $   309,324
     Costs of Goods Sold                               (642,688)       (159,282)
     Selling, general and administrative               (561,818)       (166,516)
     Other Income (Expense)                              63,336           1,079
     Other Tax Expense                                   (1,116)           (429)
                                                    -----------     -----------

          Net Loss                                  $   (39,887)    $   (15,824)
                                                    ===========     ===========

*The VIVI investment was made on April 1, 2002. Therefore, the June 30, 2002 column represents only three months of results.

Prepayment On Subscription Receivable
-------------------------------------

The Matthews Group has made prepayments against its Subscription Payable to us. These prepayments are unsecured and non-interest bearing. The prepayments as of March 31, 2003 were applied against the subscription receivable.

Subscription Receivable
-----------------------

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

At March 31, 2003, The Matthews Group had made prepayments of $290,289 towards scheduled payments due on the subscription receivable. The Matthews Group could use this prepayment to satisfy the next fifteen scheduled payments due on the subscription receivable at March 31, 2003. The Matthews Group has indicated an intent to continue to make the scheduled payments due under the subscription receivable, but there can be no assurances it will honor this commitment and there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. We also have no assurance of The Matthews Group's ability to continue to provide this funding. Failure of The Matthews Group to continue to make scheduled payments on the subscription receivable could negatively impact our ability to meet our cash flow requirements.

Other Information
-----------------

         None.

         Item 2.  Management's Discussion and Analysis
         ---------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

Our working capital is shown below.
-----------------------------------
                                                        31-Mar-03     31-Mar-02
                                                       (Unaudited)   (Unaudited)

Working Capital (deficit)                             $(1,144,575)    $(474,180)
                                                      ============    ==========
Debt owed by us at March 31, 2003 was as follows:

                                            31-Mar-03    31-Mar-02     Increase
                                           (Unaudited)  (Unaudited)   (Decrease)

Notes Payable - Related Parties            $  280,000   $   37,363   $  242,637
Convertible Note - Related Parties            397,374      397,374            -
Bank Overdraft                                      -       46,584      (46,584)
Accounts Payable & Accrued Expenses           532,872      183,741      349,131
                                           ----------   ----------   ----------

Total Current Liabilities                  $1,210,246   $  665,062   $  545,184
                                           ==========   ==========   ==========

A number of uncertainties exist that may affect our future operating results. These uncertainties include the uncertain economic conditions, market acceptance of our products and our ability to manage expense growth. We have sustained significant losses and expect the losses will continue through the end of fiscal year 2003. Our cash on hand is not sufficient to fund current operating needs. Therefore, the continued operation of our company will continue to be dependent on cash payments from The Matthews Group pursuant to the Stock Subscription Agreement. While The Matthews Group has made payments to us in excess of the required monthly payments, there is no assurance that The Matthews Group will complete its obligations or that the payment required to be made by The Matthews Group will be adequate. We are seeking additional debt or equity financing, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for our needs.

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


Financial and Operational Outlook
---------------------------------

Revenues for the nine months ended March 31, 2003, and March 31, 2002, were $733,343, and $494,538, respectively. The increased revenue for 2003 is a result of increased software sales, primarily overseas. Royalty income from Mitsubishi has stopped as a result of the arbitration proceedings (See Part II, Item 1 - "Legal Proceedings").

Results of Operations
---------------------

The quarter's revenue of $236,660 represents a 100% increase from $117,897 in the same quarter in 2002. Purchases in this industry fluctuate, as new factories are opened, so significant quarterly fluctuations can be expected. Negotiations are still in progress to establish additional distributors for product sales. Although we cannot provide any assurance, we have seen our current distributor business increase and we believe that additional distributors will be able to market Veritec products more effectively, and hope that the price discounts we are providing to the distributors will be offset by increased sales volume. We will also be requiring each distributor to pay an upfront fee for the right to purchase our software at the lower price, but there is no assurance that distributors will be willing to pay us this fee.

Operating expenses increased for the quarter ended March 31, 2003, to $464,741 compared to $278,717 in 2002. This represents a 67% increase from the same quarter in 2002. Sales and marketing, engineering and development and amortization remained relatively constant between years. Administrative expenses increased in the three-month period from March 31, 2003 over March 31, 2002 by $176,751. The majority of this increase related to legal fees incurred in the

Mitsubishi arbitration and costs associated with complying with the Company's public reporting requirements. The company is in the final stages of completion of required public reporting changes and thus should have all cost completed before the end of the fourth quarter. Given the limited funds available, management continually evaluates personnel needs and other related costs. During the quarter one new position was created.

Non-operating income for the nine months ended March 31, 2003 shows an income from investment in VIVI, our Japanese operation, of ($61,863). In addition, valuation allowances were taken against VIVI as follows:

o        Investments       50%      $(7,363)
o        Notes Receivable  50%      $(50,000)




Operating Expenses for the 3 months ended March 31, 2003:

                                                                       Increase
                                                2003         2002     (Decrease)
Expense Category

Sales and Marketing                         $  13,818    $   2,050    $  11,768
Engineering/ Research & Development            79,407       81,901       (2,494)
Administration                                361,517      184,766      176,751
Amortization                                   10,000       10,000            -
                                            ---------    ---------    ---------

                                            $ 464,741    $ 278,717    $ 186,024
                                            =========    =========    =========


Capital
-------

Expenditures and Future Commitments
-----------------------------------

Capital expenditures for patents made during the quarter ended March 31, 2003 totaled $5,950.

On January 30, 2002, Veritec Inc. and The Matthews Group LLC formed VIVI, a Delaware corporation. Each company owns 50% of the outstanding shares of common stock of VIVI. In April 2002, The Matthews Group loaned Veritec $100,000, $50,000 of which Veritec subsequently used to make its initial capital contribution to VIVI. The promissory note to The Matthews Group bears interest at a rate of 10% per annum and is due in one year (April, 2003). However as of May 15, 2003 the promissory note has not been paid. Additionally, the promissory note is convertible into our common stock at a price of $0.25 per share.

As of March 31, 2003, we recorded an allowance of $50,000 to offset the VIVI Note Receivable. Because of VIVI's poor performance, we are unsure whether the company will continue. We are in the process of downsizing VIVI and reducing it's expenses to allow VIVI to continue its operations; therefore, we have only established a partial allowance for the current receivable.


Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and will be beyond that generated from operations.

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

At March 31, 2003 The Matthews Group had made prepayments of $290,289 towards scheduled payments due on the subscription receivable. The Matthews Group could use this prepayment to satisfy the next fifteen scheduled payments due on the subscription receivable at March 31, 2003. The Matthews Group has indicated an intent to continue to make the scheduled payments due under the subscription receivable, but there can be no assurances it will honor this commitment and there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. We also have no assurance of The Matthews Group's ability to continue to provide this funding. Failure of The Matthews Group to continue to make scheduled payments on the subscription receivable could negatively impact our ability to meet our cash flow requirements.

We are seeking additional debt or equity financing, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for our needs.

Although no certainties exist, we feel that cash flows from operations will continue to partially fund cash needs in 2003. Due to the long sales cycle related to our products, it was anticipated that cash from these new sales would be weighted toward the latter part of 2003. It now appears that the anticipated cash from sales will at best be seen early in the next fiscal year. For 2003, we enlisted distributors to help market our products. Additional distributors have shown interest in representing our products. We already have and hope to continue generating cash by requiring distributors to pay a $200,000 license fee in exchange for allowing the distributors to sell at discounted software prices. However, there is no assurance that new distributors will agree to pay this license fee. The balance of our cash requirements is expected to be provided by The Matthews Group as stated in the previous paragraph.

We have begun an arbitration process with Mitsubishi regarding underpayment of royalties. An adverse outcome to this arbitration proceeding could ultimately lower our royalty receipts. Mitsubishi has suspended the royalty payments pending the outcome of the arbitration proceeding.


         Item 3.  Controls and Procedures
         --------------------------------

We currently employ 5 employees. All of our employees report directly to the CEO. We have regular meetings to review our business and operations. Our CEO and CFO have reviewed our disclosure controls and procedures and, given the simplicity of our business, they have concluded our current system is adequate to report all material events and information necessary to ensure compliance with our disclosure requirements.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

We were named in a suit brought by a stockholder and former director of the company, Wolodymyr M. Starosolsky. The plaintiff originally filed suit in the Central District of California claiming that we failed to act pursuant to our plan of reorganization approved by the bankruptcy court. No monetary damages were sought; rather, the plaintiff requested that any actions we took in violation of the bankruptcy plan, or without proper board approval, be rescinded. In December 2000, that court granted our motion to transfer venue, and the case was subsequently transferred to the District of Minnesota. Since that time, the only action the plaintiff has taken to prosecute the case in Minnesota was to serve the company with written discovery requests in April 2003. Because of the early stage of this case, and because the only relief sought in the case is equitable, we believe the likelihood is remote that this litigation will have any material adverse impact on us.

We are in arbitration with Mitsubishi Corporation. We believe that Mitsubishi failed to pay past royalties due to us and failed to honor a letter of intent the parties executed. In the event we prevail in this arbitration, we will receive additional royalty payments from Mitsubishi. However, because we have not received an accounting from Mitsubishi, we are unable to estimate the royalties that may be due. We have not recorded a receivable for these claimed royalties. Mitsubishi also raised a counterclaim against us, alleging that we misused confidential information belonging to Mitsubishi. This counterclaim asserts unspecified damages; therefore, we are unable to estimate the effect an adverse decision regarding this claim may have on us. We are in negotiations with Mitsubishi to settle this matter, and we hope to finalize a settlement in the fourth quarter of 2003.

We filed a lawsuit against Robotic Vision Systems, Inc. on March 20, 2003, in the United States District Court for the District of Massachusetts for breach of contract and seeking damages in excess of $75,000.00. We are unsure whether we will be successful in this litigation, and we have not recorded any receivables or made any other accounting adjustments with respect to any potential recovery.

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

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

Item 5.  Other Information.
---------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

         On January 21, 2003, we filed a current report on Form 8-K to report the resignation of Gerald Okerman from our Board of Directors.

         On February 6, 2003, we filed a current report on Form 8-K to report that Dean Westberg joined our Board of Directors on January 15, 2003.





                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Veritec Inc.

Date:    May 20, 2003              /s/ Van Thuy Tran
         ------------------            --------------------------------
                                       Van Thuy Tran
                                       Chief Executive Officer and
                                       Chief Financial Officer

I, Van Thuy Tran, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended March 31, 2003 of Veritec Inc.;

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

Date: May 20, 2003

/s/ Van Thuy Tran
-----------------------------------
Van Thuy Tran
Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit 99.1   Certificate pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002