Form 10KSB/A
period 2002-06-30
VERITEC INC
filed 2003-08-12
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

(Mark one)

   ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                                               -------------

   (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                     For the transition period from ________ to _________

                           Commission File No. 0-15113


                                  VERITEC INC.
               --------------------------------------------------
              (Exact name of small business issuer in its charter)


                Nevada                                        95-3954373
                ------                                        ----------
  (State or Other Jurisdiction of                           (IRS Employer
   Incorporation or Organization)                        Identification No.)

            1430 Orkla Drive, Golden Valley, MN                  55427
            -----------------------------------                  -----
         (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code:              651-552-9484
                                                             ------------
Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:   Common stock,
                                                        $.01 par value
                                                        ----------------------
                                                           (Title of Class)


Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Revenues for the year ending June 30, 2002 were $564,768.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on September 25, 2002 was approximately $840,371.

Number of shares outstanding as of August 8, 2003:  6,946,849.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No.

                                  VERITEC INC.
                                  FORM 10-KSB/A

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                TABLE OF CONTENTS
                                -----------------
                                                                        Page No.
                                                                        --------
                                     PART I

 Item 1    Description of Business                                          1
 Item 2    Description of Property                                          5
 Item 3    Legal Proceedings                                                5
 Item 4    Submission of Matters to a vote of Security Holders              6

                                     PART II

 Item 5    Market for Common Equity and Related Stockholder Matters         7
 Item 6    Management's Discussion and Analysis or Plan of Operations       8
 Item 7    Financial Statements                                            13
 Item 8 Changes in and Disagreements with Accountants on Accounting 40 Financial Disclosure

                                    PART III

 Item 9 Directors, Executive Officers, Promoters and Control Persons; 40 Compliance with Section 16 (a of the Exchange Act)
 Item 10   Executive Compensation                                          41
 Item 11   Security Ownership of Certain Beneficial Owners and Management  42
 Item 12   Certain Relationships and Related Transactions                  43


                                     PART IV

 Item 13   Exhibits and Reports                                            44

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

(A)      Business Development
         --------------------

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

Veritec develops, markets, and sells a line of microprocessor-based encoding and decoding system products that utilize its patented VERICODE (registered) symbol technology. Our technology enables a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data, referred to by us as a "Vericode (registered) Symbol," to a product, enabling automatic identification and collection of data with respect to the marked product.

In 1999 Veritec Inc. moved from its previous location in California to the suburbs of Minneapolis, Minnesota. After moving to Minnesota, engineering efforts were focused on converting the DOS based operating system to both Windows and UNIX operating platforms, further augmenting the number of computers with which our technology works, and the development of the Secure ID business. At the same time personnel and facilities costs were restructured to reduce overhead and the sales effort was focused on increasing the Company's revenue primarily in the Asian market. As part of our objective to increase sales in Asia, Veritec acquired 50% ownership of Iconix, Inc., a Japanese firm in the fourth quarter of the fiscal year. Iconix, Inc. was renamed Veritec Iconix Ventures, Inc. ("VIVI"). Veritec and VIVI share core technology and expertise in two-dimensional matrixes. VIVI focuses on the LCD market in Asia, while Veritec Inc. intends to concentrate on the Secure ID market in the U.S. and Asia. Through VIVI, we expect to be better able to sell and provide service to our markets in Japan and Korea, and to the emerging markets in Taiwan and China.


(B)      The Company's Products
         ----------------------

The Vericode (registered) Symbol
--------------------------------

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

Secure ID Business
------------------

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

Manufacturing Operations and Supplies
-------------------------------------

All our sales were of software written by our engineers. We contract with third parties to manufacture and assemble our readers. We believe that there are a number of suppliers and do not expect to be dependent on a single source for such services.

Patents
-------

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

Trademarks
----------

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

The "Data Matrix" two-dimensional bar code is an established competitor to the Vericode (registered). The Data Matrix code was popularized by Robotic Vision Systems, Inc., which declared the Data Matrix symbol to be "in the public domain." In contradistinction, our Vericode (registered) Symbol and technology are protected by various U.S. and European patents. We believe that while many potential customers will prefer to use a system that is believed to be in the public domain, other companies, especially those in the ID card business, will prefer to purchase "closed" or proprietary systems, and that our technology may be well-suited for these potential customers.

Environmental Compliance
------------------------

We believe that we are in compliance with all current federal and state environmental laws.

Employees
---------

As of June 30, 2002 we had five full-time employees and one part-time for a total of six employees compared to four the previous year. In addition several consultants have worked on various projects or specific needs throughout the year. As we grow we continually evaluate the needs of the company and try to fill those needs. For the fiscal year ended June 30, 2002, the additions of staff include part time sales and marketing person and a full-time software programmer.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

We are leasing approximately 2,000 square feet of office and laboratory space at 1163 Kruse Street, St. Paul, MN 55118, which serves as our primary place of business, for $2,000 per month, on a month-to-month basis. Subsequent to the date of this report, we moved our office and laboratory space to 9400 Golden Valley Road, Golden Valley, Minnesota, where we lease approximately 2,800 square feet of space for $2,845 per month, under a one-year lease.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On June 30, 2000 we were served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec Inc., et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT (Wx)). However, because Mr. Starosolsky has failed to prosecute the case, it is unclear as to what relief actually is being sought. Mr. Starosolsky originally filed suit in the Central District of California claiming that we failed to act pursuant to our plan of reorganization approved by the bankruptcy court. No monetary damages were sought; rather, Mr. Starosolsky requested that any actions we took in violation of the bankruptcy plan, or without proper board approval, be rescinded. In December 2000, that court granted our motion to transfer venue, and the case was subsequently transferred to the District of Minnesota. However, Mr. Starosolsky has failed to take any action to prosecute the case in Minnesota. Because of this failure to prosecute the case for the last two years, and because the only relief sought in the case is equitable, we believe the likelihood is remote that this litigation will have any material adverse impact on us. In the event Mr. Starosolsky resumes prosecution of this case, we intend to vigorously defend this action.

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

We have also initiated an arbitration process with Mitsubishi Corporation in California. We believe that Mitsubishi failed to pay past royalties due to us and failed to honor a letter of intent the parties executed. In the event we prevail in this arbitration, we will receive additional royalty payments from Mitsubishi. However, because we have not received an accounting from Mitsubishi, we are unable to estimate the royalties that may be due. We have not recorded a receivable for these claimed royalties. Mitsubishi also raised a counterclaim against us, alleging that we misused confidential information belonging to Mitsubishi. This counterclaim asserts unspecified damages; therefore, we are unable to estimate the effect an adverse decision regarding this claim may have on us.

SEC Reporting Obligations
-------------------------

We are subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the "1934 Act"), which, among other things, requires the filing of annual and quarterly reports and proxy materials with the Securities and Exchange Commission (the "SEC"). We filed a 10-KSB in 1998 covering the years through June 30, 1997. We did not comply with the filings of 10-QSB's for the periods September 30, 1995, December 31, 1995, March 31, 1996, September 30, 1996, December 31, 1996, March 31, 1997, September 30, 1997, December 31, 1997,
March 31, 1998, September 30, 1998, December 31, 1998, and March 31, 1999, on a timely basis as required under the 1934 Act. These 10-QSB filings were made in

September 1999. To our knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with these reporting violations. However, there can be no assurance that we will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, we may be subject to penalties, including among other things, suspension of trading in our securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1933 Act, injunctive relief to prevent future violations and/or criminal prosecution. We have timely filed reports under the 1934 Act since September 1999.

We do not plan to issue an annual report to our shareholders.

The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov. Other information about the company can be found at the Veritec Inc. website, www.veritecinc.com and by contacting the company at 1430 Orkla Drive, Golden Valley, MN 55427.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
No matters were submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Market Information
------------------

Our common stock is traded in the over-the-counter market. Reported prices are available on the OTC bulletin board. The common shares are not traded or quoted on any automated quotation system. The OTC Bulletin Board Symbol for our common stock is "VRTC." The following table sets forth the range of high and low bid quotes of our common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions). All reported prices are adjusted for the one for ten reverse stock split per our bankruptcy Plan of Reorganization which was approved on October 23, 1999.

       Common Stock            Fiscal 2001                    Fiscal 2002
       ------------            -----------                    -----------
       Quarter Ended        High         Low               High         Low
       -------------        ----         ---               ----         ---

   September 30            .75          .3125              .42          .18
   December 31             .53125       .15625             .21          .15
   March 31                .53125       .28125             .29          .18
   June 30                 .39          .22               1.00          .11


Shareholders
------------

As of September 28, 2002 there were approximately 841 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).

Dividend Information
--------------------

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.

Current Sales of Unregistered Securities
----------------------------------------

On December 4, 2001, we issued 25,000 shares of common stock to KPMG LLP. This issuance was in connection with KPMG's (formerly Peat Marwick) prepetition claim for $20,000 in our bankruptcy proceeding. The shares were issued at a price of $0.80 per share, as provided for in the Plan of Reorganization. Because this stock issuance was in compliance with the Plan of Reorganization approved by the bankruptcy court, it was exempt from registration pursuant to Section 3(a)(7) of the Securities Act of 1933.

On March 28, 2002, our board of directors approved the issuance of 1,000 shares of common stock to Lori Simonson, 50,000 shares of common stock to Erin Binder, and 25,000 shares of common stock to Mass Kuriyama. Ms. Binder is a consultant to the Company, and the shares issued to here were in consideration of past services. Mr. Kuriyama is the former principal of Iconix, and the shares issued to him were in consideration of services to be rendered to the Company. The shares were issued at a price of $0.23 per share, the reported market price at the date of issuance. As these stock issuances did not involve any public offering, they were exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

On April 1, 2002, we issued 150,000 shares of common stock to Veritec Iconix Ventures, Inc. as a part of our investment in such entity. The shares were issued at a price of $0.23 per share, the reported market price at the date of grant. As this stock issuance did not involve any public offering, it was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
----------------------------------------------------------------


Veritec was incorporated in the state of Nevada on September 8, 1982. Since we emerged from bankruptcy in 1999, we have relied on payments from our principal shareholder, The Matthews Group, to fund operations, as our revenue has not been sufficient to cover expenses. As of June 30, 2002 The Matthews Group had paid $1,067,141. This amount is $381,956 more than the amount specified in the bankruptcy plan. The remaining obligation of The Matthews Group is $932,859, which is to be paid over the next 6 years. We expect that The Matthews Group will continue to perform on this obligation.

During the fiscal year ended June 30, 2002, we had continuing losses from operations. We had working capital deficits in the amount of $671,858 and $920,269 as of June 30, 2002 and June 30, 2001, respectively. Working capital is an important measure of our ability to meet our short-term obligations.

Results of Operations - June 30, 2002 compared to June 30, 2001
---------------------------------------------------------------

We had revenues of $564,768 during the year ended June 30, 2002. Of this amount, $517,671 was for product sales, $0 from engineering services and $47,097 from licenses and royalties. In the fiscal year ended June 30, 2001, we had revenues of $179,493 with $126,732 from product sales, $208 from engineering services and $52,553 from license and royalties. Revenues in 2002 increased $385,275, or 215% in 2002. $231,392 of this increase can be attributed to revenues from Sung Jin Neotech, a new customer in 2002. Sales to our other major customers also increased in 2002. In all three major customers accounted for 96% of revenues in 2002 compared to two major customers accounting for 90% of revenues in 2001. The increase in accounts receivable to $98,287 in 2002 compared to $3,938 in 2001 can be attributed to an $84,800 sale to this new customer in May 2002. This receivable was collected in July and August 2002.

There are several reasons for this revenue increase in 2002. First, we have concentrated on software sales only, rather than trying to sell both software and hardware as we did over the previous years. However in order to assure that our customer needs were still being met we relied on our new Korean distributor,

Sung Jin Neotech, to supply the hardware. This relationship with Sung Jin Neotech accounted for revenues of $231,392 in 2002. In 2001, we had no revenues from Sung Jin Neotech. Second, we have concentrated our sales effort on the Asian market where we seem to have the best opportunities to grow revenue rapidly.

We did not have any cost of sales in 2002, compared with $55,482 in 2001. In 2002, we decided to focus on software sales rather than both software and hardware sales. As a result of this change, in 2002, we did not have any inventoriable costs that would have been expensed as cost of goods sold.

Operating expenses in fiscal 2002 versus 2001 were as follows:

                                                   June 30, 2002  June 30, 2001
                                                   -------------  -------------
     General and administrative expenses               $503,774       $582,711
     Sales and marketing                                 52,129         40,249
     Engineering services and R&D                       289,297        147,087
     Amortization                                        40,000         40,000

For the year ended June 30, 2002, General and Administrative expenses were down by $82,000 from the previous year. This is a result of personnel changes that reduced our consultant and salary costs, as well as reduced legal expenses.

Sales and marketing expenses increased $11,880 or 30% in 2002. This increase was caused by an increase in travel costs associated with establishing our distribution agreement with our new Korean distributor, Sung Jin Neotech.

We incurred $289,297 and $147,087 of engineering sales support, research, and development expenses in the fiscal years ending June 30, 2002 and June 30, 2001 respectively. The increase in these expenses is attributable to additional staffing and contract labor costs required due to our research and development focus on the development of the VS Code software code. The software, which authenticates an individual through the use of fingerprints, will be marketed in fiscal year 2003.

We continued to amortize the cost of our purchased software over five years resulting in $40,000 in amortization expense in 2002 as in 2001.

Strategic Restructuring and Operations Plan
-------------------------------------------

We expect to continue to make a major effort in marketing our products during fiscal 2003. Our primary focus will be on expanding our market in Asia and in licensing our software and our patents.

Our market has historically been limited to LCD business and, therefore, faced stiff competition. Our ability to sell in this market was limited due to pricing and name recognition. By shifting our R&D and marketing efforts to focus on the development of today's business and governmental needs, we have had tremendous enthusiasm over our new secure software known as Veri-secure for the ID card business. The "ID card business," the market consisting of identification cards like driver's license cards, may be well suited to our technology for several reasons. First, ID card companies may be able to increase sales if they are able to more easily include "biometric" (fingerprint, facial dimensions, etc.) technology on a card. By doing so these companies may offer their customers the ability to "authenticate" their cards automatically. In the ID card business to "authenticate" means to prove that the person who is presenting an ID card is actually the person to whom the card was issued. Bank ATM machines use "PINS" to provide authentication, but use of biometrics may provide enhanced security.

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

Although no certainties exist, we feel that cash flows from operations will at least partially fund cash needs in 2003. Because of the long sales cycle related to our products, it is expected that cash from new sales will be weighted toward the latter part of 2003. For 2003, we will be enlisting distributors to help market our products. Several distributors have shown interest in representing our products. We intend to generate cash by requiring distributors to pay a $200,000 license fee in exchange for allowing the distributors to sell at discounted software prices. However, there is no assurance that distributors will agree to pay this license fee. The balance of our cash requirements is expected to be provided by The Matthews Group as stated in the previous paragraph.

Because of our reduced reliance on selling hardware, we believe our primary exposure to the risk of inflation is through wages. We do not believe that wage inflation will play a material role in our expense.

Continued competition may drive down the price at which we can sell our products, and reduced capital expenditures by our customers may also have a negative impact.

Cash flows from operations was a deficit of $428,286 in 2002 compared to a deficit of $392,958 in 2001. Cash flows from operations were negatively impacted by a $94,349 increase in accounts receivable at June 30, 2002 as a result of large sales in May and June 2002 that were not collected until July and August 2002. Cash flows from operations in 2001 were benefited by a $135,000 prepayment on an order that was recorded in revenue in fiscal year 2002. Cash flows from operations were also negatively impacted by a 188,417 gain on debt forgiveness, which resulted from us settling two claims made against us and eliminating a pre-bankruptcy liability. (See "Debt Forgiveness" below). Cash flows from investing activities in 2002 resulted in a deficit of $62,149 in 2002 compared to a deficit of $3,239 in 2001. This increased deficit can be attributed to the $50,000 cash investment required in Veritec Iconix Ventures, Inc. (VIVI) and $10,300 in operating advances made to VIVI in 2002. The operating and investing cash flow deficits in 2002 were funded through proceeds from scheduled payments on the subscription receivable of $222,222; additional advances form The Matthews Group against future installments on the subscription receivable of $162,278; and a $100,000 loan from The Matthews Group. Without this funding from The Matthews Group, we would have had a cash flow deficit of $562,829 in 2002. In 2003 The Matthews Group is only contractually obligated to advance the Company $222,222 as scheduled payments due on the subscription receivable. At June 30, 2002 The Matthews Group had made prepayments of $381,956 towards scheduled payments due on the subscription receivable. The Matthews Group could use this prepayment to satisfy the next twenty scheduled payments due on the subscription receivable at June 30, 2002. The Matthews Group has indicated an intent to continue to make the scheduled payments due under the subscription receivable, but there can be no assurance it will honor this commitment and there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. Failure of The Matthews Group to continue to make scheduled payments on the subscription receivable could negatively impact our ability to meet our cash flow requirements.

As seen in the cash flow statement as of June 30, 2002, our higher sales and lower costs have resulted in a significantly smaller loss than the year ended June 30, 2001. The Matthews Group has continued to honor its commitment and has provided additional cash as evidenced by the increase in Notes Payable. The additional cash was used to decrease debt and acquire ownership in VIVI resulting in a small decrease of our cash position.

Debt Forgiveness
----------------

During the year we recognized debt forgiveness of $70,429 related to the elimination of a liability we disputed. It is our position that if this liability was valid, it constituted pre-bankruptcy indebtedness. The individual claiming this obligation never filed a claim in our bankruptcy. As such, we determined that the liability should be eliminated.

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

ITEM 7.  FINANCIAL STATEMENTS

                                  VERITEC INC.

                              FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


                                TABLE OF CONTENTS
                                -----------------

                                                                      Page

Independent Auditors' Report .......................................   14


Financial Statements:

Balance Sheets .....................................................   15

Statements of Operations ...........................................   17

Statements of Stockholders' Equity (Deficit) .......................   18

Statements of Cash Flows ...........................................   19

Notes to Financial Statements ......................................   20























   The accompanying notes are an integral part of these financial statements.

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

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis,  Minnesota
September 23, 2002



            7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
                   Telephone: (612)861-0970 Fax: (612)861-5827
                          Email: cjacallahan@qwest.net

   The accompanying notes are an integral part of these financial statements.

                                  VERITEC INC.

                                 BALANCE SHEETS

                                                             June 30,
                                                   ----------------------------
                                                        2002            2001
                                                   ------------    ------------
            ASSETS


Current Assets:
  Cash                                             $      1,260    $     10,267
  Accounts receivable:
    Trade, net of allowance for doubtful
      accounts of $-0- in 2002 and $180 in 2001          98,287           3,938
  Prepaids                                                2,517           9,792
                                                   ------------    ------------

          Total current assets                          102,064          23,997
                                                   ------------    ------------

Fixed assets:
  Furniture                                              10,613          18,764
  Equipment                                              32,781          32,781
  Vehicle                                                12,000          12,000
                                                   ------------    ------------

          Total cost                                     55,394          53,545
  Less accumulated depreciation                          44,160          35,805
                                                   ------------    ------------

  Fixed assets, at book value                            11,234          17,740
                                                   ------------    ------------

Other assets:
  Software costs, net of accumulated
    amortization of $106,667 in 2002 and
    $66,664 in 2001                                      93,333         133,336
  Investment - Veritec Iconix Ventures, Inc.             76,588            --
  Notes receivable - Veritec Iconix Ventures, Inc.       10,300            --
                                                   ------------    ------------

          Total other assets                            180,221         133,336
                                                   ------------    ------------






          Total assets                             $    293,519    $    175,073
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                                  VERITEC INC.

                                 BALANCE SHEETS

                                                             June 30,
                                                   ----------------------------
                                                        2002            2001
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable - related parties                  $    100,000    $     25,000
  Convertible note - related party                      397,374         397,374
  Current maturities of long-term debt                   23,533            --
  Bank overdraft                                         35,523           5,862
  Accounts payable:
    Current                                              65,699          55,915
    Disputed                                               --           217,702
  Accrued expenses:
    Payroll and related                                  86,833          84,333
    Interest                                             64,660
                                                                         23,080
    Other                                                   300            --
  Deferred revenue                                         --           135,000
                                                   ------------    ------------

            Total current liabilities                   773,922         944,266

Long-term debt                                            8,163            --
                                                   ------------    ------------

            Total liabilities                           782,085         944,266
                                                   ------------    ------------
Prepayment on stock and subscription
  receivable - related party                            381,956         219,678
                                                   ------------    ------------
Stockholders' equity (deficit):
  Preferred stock, par value $1.00,
    authorized 10,000,000 shares,
    275,000 shares of Series H
    authorized                                          366,007         366,007
  Common stock, par value $.01,
    authorized 20,000,000 shares                         69,469          66,959
  Subscription receivable - related party              (989,417)     (1,106,271)
  Additional paid in capital                         11,795,109      11,613,478
  Accumulated deficit                               (12,111,690)    (11,929,044)
                                                   ------------    ------------
Stockholders' equity (deficit)                         (870,522)       (988,871)
                                                   ------------    ------------

            Total liabilities and
              stockholders' equity (deficit)       $    293,519    $    175,073
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  VERITEC INC.

                            STATEMENTS OF OPERATIONS

                                                        Years Ended June 30,
                                                   ----------------------------
                                                        2002            2001
                                                   ------------    ------------
Revenues:
  Product and software sales                      $    517,671     $    126,732
  Licenses and royalties                                47,097           52,553
  Other                                                   --                208

                                                  ------------     ------------

            Total revenues                             564,768          179,493

Cost of sales                                             --             55,482
                                                  ------------     ------------

            Gross profit                               564,768          124,011
                                                  ------------     ------------
Expenses:
  Administration                                       503,774          582,711
  Sales and marketing                                   52,129           40,249
  Engineering and R & D                                289,297          147,087
  Amortization                                          40,000           40,000
                                                  ------------     ------------
            Total expenses                             885,200          810,047
                                                  ------------     ------------
Income (loss) from operations                         (320,432)        (686,036)
                                                  ------------     ------------
Other income (expense):
  Loss on investment in Veritec Iconix
    Ventures, Inc.                                      (7,912)            --
  Debt forgiveness                                     188,417             --
  Interest income (expense), net                       (42,419)         (47,330)
                                                  ------------     ------------
            Total other income (expense)               138,086          (47,330)
                                                  ------------     ------------
Net income before income taxes                        (182,346)        (733,366)

Income tax expense                                         300             --
                                                  ------------     ------------
Net income (loss)                                     (182,646)        (733,366)
                                                  ------------     ------------
Comprehensive income (loss)                       $   (182,646)    $   (733,366)
                                                  ============     ============

Basic loss per common share                       $       (.03)    $       (.11)
                                                  ============     ============

Diluted loss per common share                     $       (.03)    $       (.11)
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                                  VERITEC INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                       Additional                      Stockholders'
                                  Preferred Stock      Common Stock     Subscription    Paid in    Treasury Accumulated    Equity
                                  Shares   Amount     Shares   Amount   Receivable      Capital      Stock     Deficit    (Deficit)
                                  ------ --------   --------- -------   ------------  ----------- --------- ------------ -----------
BALANCE, June 30, 2000            76,000 $366,007   6,530,612 $65,306   $(1,212,049)  $11,431,439  $   -    $(11,195,678) $(544,975)
Settlement of accounts payable
  for stock at $.80 per share       -        -         55,000     550          -           43,450      -            -        44,000
Common stock issued for services
  at $.30 per share                 -        -         70,237     703          -           13,345      -            -        14,048
Common stock issued for services
  at $.23 per share                 -        -         40,000     400          -            8,800      -            -         9,200
Imputed interest on
  subscription receivable           -        -           -       -         (116,444)      116,444      -            -          -
Payments received on
  subscription receivable           -        -           -       -          222,222          -         -            -       222,222
Loss from operations                -        -           -       -             -             -         -        (733,366)  (733,366)
                                  ------ --------   --------- -------   -----------   -----------  -------- ------------ ----------

BALANCE, June 30, 2001            76,000  366,007   6,695,849  66,959    (1,106,271)   11,613,478      -     (11,929,044)  (988,871)
Settlement of accounts payable
  for stock at $.80 per share       -        -         25,000     250          -           19,750      -            -        20,000
Receipt of 317,932 shares of
  Company's common stock as part
  of legal settlement               -        -           -       -             -             -      (25,000)        -       (25,000)
Resale of 317,932 shares of
  treasury stock at $.10 per
  share to a principal of
  The Matthews Group                -        -           -       -             -            6,793    25,000         -        31,793
Common stock issued for services
  at $.23 per share                 -        -         76,000     760          -           16,720      -            -        17,480
Common stock issued for investment
  at $.23 per share                 -        -        150,000   1,500          -           33,000      -            -        34,500
Imputed interest on
  subscription receivable           -        -           -       -         (105,368)      105,368      -            -          -
Payments received on
  subscription receivable           -        -           -       -          222,222          -         -            -       222,222
Loss from operations                -        -           -       -             -             -         -        (182,646)  (182,646)
                                  ------ --------   --------- -------   -----------   -----------  -------- ------------ ----------

BALANCE, June 30, 2002            76,000 $366,007   6,946,849 $69,469   $  (989,417)  $11,795,109  $   -    $(12,111,690) $(870,522)
                                  ====== ========   ========= =======   ===========   ===========  ======== ============  =========













  The  accompanying  notes are an integral part of these financial statements.

                                  VERITEC INC.

                             STATEMENTS OF CASH FLOW

                                                        Years Ended June 30,
                                                   ----------------------------
                                                        2002            2001
                                                   ------------    ------------
Cash flow from operating activities:
  Net loss                                         $   (182,646)   $   (733,366)
Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation and amortization                        48,609          44,696
    Issuance of stock for services                       76,000          23,248
    Gain on debt forgiveness                           (188,417)           --
    Interest on note payable - related party
      transferred to prepayment on subscription            --             4,853
    Interest on convertible note - related
      party incorporated into note                         --            36,686
    (Increase) decrease in assets:
      Accounts receivable                               (94,349)         45,712
      Inventory                                            --            44,559
      Prepaid expenses                                    7,275          (7,292)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses              40,242          12,946
  Deferred revenue                                     (135,000)        135,000
                                                   ------------    ------------
Net cash used by operating activities                  (428,286)       (392,958)
                                                   ------------    ------------
Cash flow from investing activities:
  Purchase of equipment                                  (1,849)         (3,239)
  Investment in Veritec Iconix Ventures, Inc.           (50,000)           --
  Notes receivable - Veritec Iconix Ventures, Inc.      (10,300)           --
                                                   ------------    ------------
Net cash used by investing activities                   (62,149)         (3,239)
                                                   ------------    ------------
Cash flow from financing activities:
  Bank overdraft                                         29,661         (29,500)
  Proceeds from stock issuance, subscription
    receivable, and prepayment on stock                 384,500         281,000
  Proceeds from notes payable - related parties         110,000         151,000
  Payments on notes payable - related parties           (35,000)           --
  Payments on long-term debt payable                     (7,733)           --
                                                   ------------    ------------
Net cash provided by financing activities               481,428         402,500
                                                   ------------    ------------
Increase (decrease) in cash position                     (9,007)          6,303

Cash at beginning of year                                10,267           3,964
                                                   ------------    ------------

Cash at end of year                                $      1,260    $     10,267
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  VERITEC INC.

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

Equity Method
-------------

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

                                                             Useful Life
                                                            ------------
  Furniture                                                      3 years
  Equipment                                                 3 to 7 years
  Vehicle                                                        3 years

Depreciation expense was $8,609 in 2002 and $4,699 in 2001.

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

Revenue Recognition
-------------------

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." Revenues from software sales, product sales and engineering are recognized when products are shipped or services are performed. License fees are recognized upon completion of all required terms of the applicable license agreement. The process typically begins with a customer purchase order detailing the customer's hardware specifications, which allows the Company to customize its software to the customer's hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet or by mail. Upon transmittal, the customer has no right of refusal or return, and the Company has no further obligations under the sale. Any additional changes to the program are the responsibility of the customer and would require a new billable order. The Company is under no obligation to perform future product upgrades or enhancements without first obtaining a new billable order. Under some agreements, the customers remit payment prior to the Company's completion of customization or other required services. In such instances, the Company delays revenue recognition and reflects the prepayments as deferred revenue in the financial statements.

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

Intangible Asset
----------------

On October 12, 1999, the Company purchased certain software, source code, documentation, manuals and other written material for $50,000 and 187,500 shares of restricted common stock valued at $.80 per share, the stated value of the Company's restricted common stock per the Company's bankruptcy plan of reorganization for which a final decree was issued on October 21, 1999. The Company has recorded this purchased software at cost, $200,000, and is amortizing it over 5 years using the straight-line method.

                                  VERITEC INC.

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

Long-Lived Assets
-----------------

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

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share, in addition to the weighted average determined for basic earnings per shares, includes potential dilution that could occur if securities or other contracts to

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

issue common stock were exercised or converted into common stock. Common stock equivalents issuable upon exercise of stock options and warrants using the treasury stock method were antidilutive and, therefore, were not included in the computations of diluted earnings (loss) per common share. Common stock equivalents issuable upon conversion of the Series H Preferred stock and the conversion of the notes payable and related accrued interest using the if - converted method were antidilutive and, therefore, were not included in the computations of diluted earnings (loss) per common share.


                                                         2002           2001
                                                     -----------    -----------

  Income available to common stockholders            $  (182,646)   $  (733,366)
                                                     ===========    ===========
  Weighted - average number of common
    shares outstanding for basic EPS                   6,767,202      6,605,037
                                                     ===========    ===========

  Income available to common stockholders            $  (182,646)   $  (733,366)
  Adjustment for after-tax amount of
    interest on convertible debt (excluded -
    antidilutive                                            --             --
                                                     -----------    -----------
  Adjusted income available for common
    stockholders for diluted EPS                     $  (182,646)   $  (733,366)
                                                     ===========    ===========

  Weighted - average number of common
    shares outstanding for basic EPS                   6,767,202      6,605,037
  Shares from exercise of options and
    warrants (excluded - antidilutive)                      --             --
  Shares from conversion of Series H
    preferred stock (excluded - antidilutive)               --             --
  Shares from conversion of notes payable
    and related accrued interest (excluded
    antidulitive                                            --             --
                                                     -----------    -----------

  Weighted - average number of common
    shares for diluted EPS                             6,767,202      6,605,037
                                                     ===========    ===========

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

Stock-Based Consideration
-------------------------

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123 (based on reported market prices at the date of grant and/or as earned).

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

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

     Accounts Receivable
     -------------------

     The Company sells to domestic and foreign companies. The Company grants uncollateralized credit to customers, but requires deposits on unique orders. Management deemed all accounts receivable collectible and did not provide for an allowance for doubtful accounts at June 30, 2002. At June 30, 2001, management provided for an allowance for doubtful accounts of $180. The trade accounts receivable at June 30, 2002 were from two customers. These receivables were collected in fiscal year 2003.

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

     Foreign Revenues
     ----------------

     Foreign revenues accounted for 61% of the Company's revenues in 2002 and 88% in 2001.

     Investment in Veritec Iconix Ventures, Inc. (Foreign Operation)
     ---------------------------------------------------------------

     The investment in Veritec Iconix Ventures, Inc. (VIVI) is recorded under the equity method (see Note 3). No fair value information exists relating to this investment. Business activities of VIVI are concentrated in Asia,

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (Continued)

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

     Financing Concentration
     -----------------------

     The Company is dependent on The Matthews Group to meet operating needs (see Notes 2, 7 and 8).

     Litigation, Unasserted Claims and Disputed Liabilities
     ------------------------------------------------------

     The Company is subject to asserted claims and to possible unasserted and claims as described in Note 12. Management is of the opinion that these unasserted and asserted claims are without merit and that settlement, if any, will not have a material effect on the Company's financial position. Nevertheless, it is at least reasonably possible that claims will be pursued. The ultimate outcome of these claims, if pursued, cannot presently be determined.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. These reclassifications had no net income effect.

                                  VERITEC INC.

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

In September 1999, The Matthews Group committed to:

  o Invest the $2,000,000 in assets required under the Plan of Reorganization (see Note 8: Stockholders' Equity (Deficit); Subscription Receivable),
  o  Pay the delinquent amounts due under the secured note (see Note 6), and
  o  Finance the operations of the Company.

To date The Matthews Group has funded $685,185 under the subscription receivable and made prepayments on the subscription receivable of $381,956 to assist the Company in meeting its cash flow needs. The Matthews Group further made payments toward and subsequently paid off the secured note to prevent the secured note holders from foreclosing (see Note 6). Historically, in months in which the Company has not generated sufficient revenue to meet its obligations, The Matthews Group has continued to make payments under the subscription receivable, notwithstanding the amount that has already been prepaid (see Note 8). However, The Matthews Group is not obligated to do so, and it could use the prepayments to satisfy future installments on the subscription receivable. See Note 10 for a description of the Company's related party transactions with The Matthews Group.

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

NOTE 3 - INVESTMENT: VERITEC ICONIX VENTURES, INC.

In June 2001, the Company entered into a tentative agreement to merge with Iconix, Inc., a Japanese company the Company had partnered with in the past. The Company could not complete this merger on its own so it was instead decided to form a new corporation with The Matthews Group to complete this acquisition. On February 25, 2002, Veritec Iconix Ventures, Inc. (VIVI) was incorporated under the laws of the State of Delaware. In April 2002, the Company and The Matthews Group each contributed $50,000 and 150,000 shares of Veritec Inc. common stock for fifty percent ownership in VIVI. The 150,000 shares of the Company's common stock contributed by The Matthews Group was previously owned by them (see Note
8).

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 3 - INVESTMENT: VERITEC ICONIX VENTURES, INC. (Continued)

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

Veritec Inc. has accounted for its investment in VIVI as follows:

     Cash investment                                                  $  50,000
     Fair value of 150,000 shares of
       Veritec Inc. common stock at $.23 per share                       34,500
                                                                      ---------
     Total investment                                                    84,500
     Equity method loss                                                  (7,912)

                                                                      ---------
     Investment at June 30, 2002                                      $  76,588
                                                                      =========
Summarized financial information for VIVI is as follows:

     Balance sheet:
       Current assets                                                 $ 498,739
       Fixed assets                                                       7,526
       Other assets                                                     126,521
                                                                      ---------
            Total assets                                              $ 632,786
                                                                      =========

       Current liabilities                                            $ 242,921
       Long-term liabilities                                            236,689
       Equity                                                           153,176
                                                                      ---------
            Total liabilities and equity                              $ 632,786
                                                                      =========
     Operating results (April 1, 2002 to June 30, 2002):
       Revenue                                                        $ 309,324
       Cost of goods sold                                              (159,282)

       Selling, general and administrative                             (166,516)
       Other income (expense)                                             1,079
       Income tax expense                                                  (429)
                                                                      ---------
            Net loss                                                  $ (15,824)
                                                                      =========

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 3 - INVESTMENT: VERITEC ICONIX VENTURES, INC. (Continued)

One customer accounted for 69% of VIVI's revenues during the period from April 1, 2002 to June 30, 2002. This same customer accounted for 39% of VIVI's accounts receivable at June 30, 2002.


NOTE 4 - NOTES RECEIVABLE - VIVI

The Company has advanced $10,300 to VIVI. These advances are unsecured, non interest bearing and due on demand.


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

In April 2002, The Matthews Group loaned $100,000 to the Company for working capital needs and to fund its investment in VIVI (see Note 3). This note is unsecured, bears interest at 10% and is due March 28, 2003. Accrued expenses in the accompanying financial statements includes $1,842 relating to this note. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec Inc. common stock at $.25 per share.

NOTE 6 - CONVERTIBLE NOTE

The holders of the notes payable formerly referred to as the "notes payable - secured" were collectively called "The Gant Group" in the Plan of Reorganization. At June 30, 1995 the principal amount of these notes was $265,400. Interest on these notes at that date amounted to $18,783. During 1995 additional interest accrued and the balance at June 30, 1996, including both principal and interest amounted to $321,339. The holders of these notes had secured a lien on the patents of the Registrant with filings with the U. S. Patent Office and therefore claimed title to all patents of the Registrant. Due to the Registrant being delinquent in payment of interest on the notes, the Gant Group brought action against the Registrant for payment of both principal and interest. The suit was transferred to the Bankruptcy Court and settlement with the Gant Group was a part of the Plan of Reorganization. The Gant Group was issued an interest bearing ten percent per annum note, secured by the assets of

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 6 - CONVERTIBLE NOTE (Continued)

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

Subsequent payments due under this agreement were not made and the Gant Group made a motion that was granted and the Company's Chapter 11 was converted to Chapter 7. On September 1, 1999, The Matthews Group made a payment of $182,346 to the Gant Group to cure the existing default to the Gant Group. The Matthews Group subsequently made five quarterly payments to the Gant Group of $23,325, including the October 1, 2000 installment. On December 1, 2000, The Matthews Group paid the remaining amounts due to the Gant Group.


The Matthews Group paid this obligation on behalf of the Company. The Matthews Group received a convertible note allowing for either a cash payment or conversion into Veritec common stock at $.10 per share, at The Matthews Group's sole option, for these amounts.

Payments by The Matthews Group to the Gant Group were as follows:

  Principal                                                         $286,453
  Interest                                                            75,069
  Legal fees                                                           5,000
                                                                    --------

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

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 7 - PREPAYMENT ON SUBSCRIPTION RECEIVABLE

The Matthews Group has made prepayments against its Subscription Payable to the Company (see Note 2 and Note 8). These prepayments are unsecured and non interest bearing. It is assumed the prepayment at June 30, 2002 will also ultimately be applied against the subscription receivable.


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

Stock Option
------------

The Company has issued options to various directors, employees and consultants on a discretionary basis. These options are for the purchase of a fixed number of shares of common stock at a stated price for a specified period. Compensation cost is measured by the difference between the reported market price of the stock at the date of grant and the price, if any, to be paid for the stock at exercise. In 2002 and 2001, the Company only issued options at the reported market price at the date of grant and has not recognized any expense relating to these issuances. A summary of stock options as is as follows:

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001



NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                Weighted-Average
                                                    Number of          Price Per
                                                      Shares               Share

    Balance at June 30, 2000                               -                N/A
    Granted                                           80,000             $ .447
    Exercised                                              -                  -
                                                      ------             ------

    Balance at June 30, 2001                          80,000             $ .447
    Granted                                                -                  -
    Exercised                                              -                  -
                                                      ------             ------
    Balance at June 30, 2002                          80,000             $ .447
                                                      ======             ======


Subscription Receivable
-----------------------

In September 1999, the Company accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under the Plan of Reorganization (see Note 10 - Stockholders' Equity (Deficit); Preferred Stock). This funding is in the form of a promissory note that calls for 108 monthly payments to the Company of $18,518.52. These payments are non interest bearing and are secured by a pledge of properties controlled by principals of The Matthews Group. In July 2001, a California Deed of Trust and Minnesota Mortgages were filed against various pledged properties to partially collateralize the subscription.

The present value of the subscription receivable, using a ten percent interest factor, is as follows:

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                           Future
                                           Dollar        Imputed        Present
                                           Amount       Interest          Value
                                      -----------    -----------    -----------

  At inception                        $ 2,000,000    $  (684,641)   $ 1,315,359
  Imputed interest - FY 2000                 --          137,431        137,431
  Subscription payments                  (240,741)          --         (240,741)
                                      -----------    -----------    -----------

  At June 30, 2000                      1,759,259       (547,210)     1,212,049

  Imputed interest - FY 2001                 --          116,444        116,444
  Subscription payments                  (222,222)          --         (222,222)
                                      -----------    -----------    -----------

    At June 30, 2001                    1,537,037       (430,766)     1,106,271

  Imputed interest - FY 2002                 --          105,368        105,368
  Subscription payments                  (222,222)          --         (222,222)
                                      -----------    -----------    -----------

    At June 30, 2002                  $ 1,314,815    $  (325,398)   $   989,417
                                      ===========    ===========    ===========

Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

The Matthews Group has made prepayments toward this subscription receivable (see
Note 2 and Note 7).

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

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS


                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

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

Sale of Restricted Shares
-------------------------

On November 7, 2001, the Company's Board of Directors approved a settlement with a former employee. This settlement resulted in the former employee returning to the Company technical manuals and 317,932 shares of the Company's common stock owned by him. The Company, in turn, agreed to pay this former employee $25,000. Larry Johanns, a principal of The Matthews Group, agreed to fund the $25,000 needed for the settlement in exchange for the right to acquire the 317,932 shares of the Company's common stock at a price of $0.10 per share. On December 28, 2001, the Company sold 317,932 shares of common stock to Larry Johanns at a price of $0.10 per share. At the time of the sale to Larry Johanns, the reported sale price of the Company's common stock was $0.18 per share. The price arrived at with Mr. Johanns was negotiated with Mr. Johanns based on the number of shares sold, the fact that the shares were restricted and the benefit to the Company to complete the settlement with its former employee.

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

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 9 - OFFICE LEASE

In fiscal year 2001, the Company leased its office facilities under a month-to-month operating lease at $2,500 per month. In fiscal year 2002, the Company leased its office facilities from a principal of The Matthews Group under a month-to-month agreement at $2,000 per month. Commencing October 1, 2002, the Company will lease from a non related party. This lease calls for future minimum payments as follows:

    Fiscal year 2003                $ 25,605
    Fiscal year 2004                   8,535
                                    --------

                                    $ 34,140

Rent expense was $22,000 (related party) in 2002 and $38,237 in 2001.


NOTE 10 - RELATED PARTY TRANSACTIONS

The  Matthews  Group  is  the  Company's  largest  stockholder.   Related  party
transactions with The Matthews Group are as follows:

  o  Investment in Veritec Iconix Ventures, Inc. (see Note 3).
  o  Convertible note - unsecured (see Note 5).
  o  Convertible Note - Secured (see Note 6).
  o  Prepayment on Subscription Receivable (see Note 7).
  o Subscription Receivable (see Note 8: Stockholders' Equity (Deficit); Subscription Receivable).

A principal of The Matthews Group provided factoring and loans to the Company in 2001 (see Note 5).

The Company leases its office facilities from a principal of The Matthews Group (see Note 9).

On December 28, 2001, the Company sold 317,932 restricted shares of its common stock to a principal of The Matthews Group (see Note 8: Stockholders' Equity (Deficit); Sale of Restricted Shares).

At June 30, 2002 The Matthews Group had made prepayments of $381,956 towards scheduled payments due on the subscription receivable (See Note 7). The Matthews Group could apply this prepayment to satisfy the next twenty scheduled payments due on the subscription receivable at June 30, 2002. The Matthews Group has indicated an intent to continue to make the scheduled payments due under the subscription receivable, but there can be no assurances they will honor this

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001



NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

commitment and there is no contractual obligation for them to do so as long as prepayments exist to satisfy their scheduled payments. The Company also has no assurance of The Matthews Group's ability to continue to provide this funding. Failure of The Matthews Group to continue to make scheduled payments on the subscription receivable could negatively impact the Company's ability to meet its cash flow requirements (See Note 2). The subscription receivable is partially collateralized by a security interest in certain real estate (See Note 8: Stockholders' Equity (Deficit); Subscription Receivable).


NOTE 11 - INCOME TAXES

Income taxes consisted of the following at June 30,

                                                      2002               2001
  Current:                                       -----------        -----------
    Federal                                      $      --          $      --
    State                                               --                 --
    State minimum fee                                    300               --
                                                 -----------        -----------
                                                         300               --
  Deferred:                                      -----------        -----------
    Federal                                             --                 --
    State                                               --                 --
                                                 -----------        -----------
  Income tax benefit (expense)                   $       300        $      --
                                                 ===========        ===========

The tax effects of net operating loss carryforwards gives rise to a significant deferred tax asset. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                                                        2002               2001
Gross deferred tax asset relating to:              -----------        ---------
    Accrued expenses                               $       900      $      --
  Related party accruals                                24,000           34,000
  Book/tax amortization                                 16,000           16,000
  Net operating loss carryforwards                   3,763,000        3,740,000
                                                   -----------      -----------
      Gross deferred tax asset                       3,803,900        3,790,000
Valuation allowance                                 (3,803,900)      (3,790,000)
Net deferred tax asset                                    --               --
Deferred tax liability                                    --               --
                                                   -----------      -----------
      Net deferred tax asset (liability)           $      --        $      --
                                                   ===========      ===========

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 11 - INCOME TAXES (Continued)

At June 30, 2002, the Company has net operating loss carryforwards available to offset future taxable income as follows:

                                                                 States
                                                       ------------------------
 Year                                      Federal     California     Minnesota
-----------------------------------     ----------     ----------    ----------

 2003                                   $  913,000     $  480,000    $     --
 2004                                      829,000        451,000          --
 2005                                      643,000           --            --
 2006                                      452,000           --            --
 2007                                      657,000           --            --
 2008                                      979,000           --            --
 2009                                    1,410,000           --            --
 2010                                    1,227,000           --            --
 2011                                      457,000           --            --
 2012                                      301,000           --            --
 2013                                      480,000           --            --
 2014                                      451,000           --            --
 2015                                      298,000           --         298,000
 2016                                      733,000           --         733,000
 2017                                      101,000           --         101,000
                                        ----------     ----------    ----------

                                        $9,931,000     $  931,000    $1,132,000
                                        ==========     ==========    ==========


NOTE 12 - ASSERTED AND UNASSERTED CLAIMS AND DISPUTED LIABILITIES

    Asserted Claims
    ---------------

     The Company was named in a suit brought by a stockholder and former director of the Company, Wolodymyr M. Starosolsky. The plaintiff in the pending litigation has failed to prosecute the case. Consequently, it is unclear as to what relief actually is being sought. The plaintiff originally filed suit in the Central District of California claiming that the Company failed to act pursuant to the Company's plan of reorganization approved by the bankruptcy court. No monetary damages were sought; rather, the plaintiff requested that any actions the Company took in violation of the bankruptcy plan, or without proper board approval, be rescinded. In December 2000, that court granted the Company's motion to transfer venue, and the case was subsequently transferred to the District of Minnesota.

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 12 - ASSERTED AND UNASSERTED CLAIMS AND DISPUTED LIABILITIES (Continued)

     However, the plaintiff has failed to take any action to prosecute the case in Minnesota. Because of the plaintiff's failure to prosecute the case for the last two years, and because the only relief sought in the case is equitable, the Company believes the likelihood is remote that this litigation will have any material adverse impact on the Company.

     The Company is in arbitration with Mitsubishi Corporation. The Company claims that Mitsubishi failed to pay past royalties due to the Company and failed to honor a letter of intent the parties executed. In the event the Company prevails in this arbitration, the Company will receive additional royalty payments from Mitsubishi. However, because the Company has not received an accounting from Mitsubishi, the Company is unable to estimate the royalties that may be due. The Company has not recorded a receivable for these claimed royalties. Mitsubishi also raised a counterclaim against the Company, alleging that the Company misused confidential information belonging to Mitsubishi. This counterclaim asserts unspecified damages; therefore, the Company is unable to estimate the effect an adverse decision regarding this claim may have on the Company.

     Unasserted Claims
     -----------------

     During its bankruptcy the Company has sought an investment group to assist it in funding the $2,000,000 called for under the Plan of Reorganization approved by the Bankruptcy Court on May 2, 1997. In the intervening years various investment groups attempted to help the Company fund this required investment. Partial fundings received from these investment groups were settled through stock issuances by the Company. One of these former investment groups made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding: the levels of their funding; the Company's termination of their funding commitments; or for expenses incurred while they were assisting the Company.

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

     Two individuals have made claims totaling $76,674 against the Company, but have not pursued legal action relating to these claims. Management feels

                                  VERITEC INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001


NOTE 12 - ASSERTED AND UNASSERTED CLAIMS AND DISPUTED LIABILITIES (Continued)

     these claims are without merit and/or that these claims were settled by or are barred by the Company's bankruptcy. Due to uncertainties, however, it is at least reasonably possible that these claims will be asserted. The ultimate outcome of these claims, if pursued, cannot presently be determined.


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                         2002              2001
                                                       ------            ------
  Cash paid for:
    Interest                                           $  600            $    -
                                                       ======            ======

    Income taxes                                       $    -            $  100
                                                       ======            ======

Summary of Noncash Activity:

In fiscal year 2001, the Company issued 55,000 shares of its common stock to settle a $44,000 obligation. ($.80 per common share as stated in the Company's bankruptcy plan of reorganization).

In fiscal year 2001, the Company issued 110,237 shares of its common stock to various directors and consultants at prices ranging from $.20 to $.23 per share (reported market prices at the dates of grant), $23,248 in aggregate.

In fiscal year 2001, a vehicle valued at $12,000 (based on "bluebook" value) was transferred to the Company as part of the Prepayment on Subscription (see Note
7).

In fiscal year 2002, the Company issued 25,000 shares of its common stock to settle a $20,000 obligation relating to its bankruptcy ($.80 per common share as stated in the Company's bankruptcy plan of reorganization).

In fiscal year 2002, the Company issued 76,000 shares of its common stock for services at $.23 per share (reported market price at date of grant).

In fiscal year 2002, the Company issued 150,000 shares of its common stock as part of its investment in Veritec Iconix Ventures, Inc. at $.23 per share (reported market price at date of grant). See Note 3.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

There  have  been  no  disagreements  with  our  independent   certified  public
accountants on accounting principles or practices or financial statements disclosures.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
--------------------------------------------------

The members of the present Board of Directors and Officers are:

-----------------------------  --------------------------------------  --------
            Name                               Office                     Age
-----------------------------  --------------------------------------  --------
Mr. Larry Matthews              Director                                  74
-----------------------------  --------------------------------------  --------
Mr. Gerald Okerman              Chairman of the Board                     56
-----------------------------  --------------------------------------  --------
Ms. Van Thuy Tran               Director, CEO, Treasurer, Secretary       58
-----------------------------  --------------------------------------  --------

Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. The Board of Directors appoints officers. There are no family relationships between any director and officer.

Mr. Larry Matthews was appointed as Acting President and Chief Executive Officer and Director on January 28, 1999, in conjunction with a plan from "The Matthews Group" to evaluate and possibly fund us out of bankruptcy. Mr. Matthews was Chairman and Co-Owner of Vendtronics (sold to Food Engineering Corporation) from 1994 to 1998. From 1963 to 1983 he had various positions at Control Data Corporation, including Vice President of Operations. Currently, Mr. Matthews is on the Board of Directors of Artesyn Technologies (merger of ZYTEC, of which he was a cofounder, and Computer Products), Crosswork, Inc., Third Wave Systems, Solar Attic and ECO Fuels.

Ms. Van Thuy Tran is our current CEO. Ms. Tran was President of Asia Consulting and Trading Company, a company dealing with trade in the Pacific Rim countries. She is the co-founder of Circle of Love, providing mission works in Vietnam. She was the founder of Equal Partners, Inc., a construction and building company in Minnesota. Ms. Van Tran has a medical degree and worked in the medical field for over 17 years. For the last twenty years, she has been an entrepreneur involved in building businesses, providing opportunity for minorities and creating solutions for people in distress.

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

Committee and Board Meetings
----------------------------

Two meetings of the Board of Directors were held in fiscal 2002, and all board members attended all meetings. We had no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2002. Our Directors regularly communicated to discuss the company's affairs, and attended to formal board meetings to transact and approve appropriate business.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Van Thuy Tran, CEO, received compensation in the amount of $100,000.00 for the fiscal year ended June 30, 2002.

Miles Finn, COO, received compensation in the amount of $135,000.00 for the fiscal year ended June 30, 2002. Mr. Finn also received a two-year warrant to purchase 25,000 shares at an exercise price of $.3125 per share.

No cash bonuses were paid by the Registrant to any executive officer during the fiscal year ended June 30, 2002.

Compensation pursuant to plans including pension, stock option, and stock
-------------------------------------------------------------------------
appreciation rights plan
------------------------

As of June 30, 2002, we did not have any stock option, stock appreciation, rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any of our executive officers. During the year ended June 30, 2001, Mr. Gerald Okerman assumed the duties of the Chairman of the Board. Mr. Okerman was granted 25,000 shares of common stock for services rendered and also received a three-year warrant to purchase 25,000 shares of common stock at $.50 per share.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of June 30, 2002 certain information with respect to all shareholders known by us to be beneficial owners of more than 5% of our outstanding common stock, all directors, and all officers and directors as a group.


------------------------------------------  -----------------------   ----------
       Name & Address                           Number of Shares      Percent of
                                               Beneficially Owned       Shares
------------------------------------------  -----------------------   ----------
                                                      Common            Common
                                            (see 1, 2, and 3 below)
------------------------------------------  -----------------------   ----------
Larry Matthews                                           None            N/A
7601 5th Avenue, Richfield, MN  55423
------------------------------------------  -----------------------   ----------
Van Thuy Tran (see note 1)                          3,196,898           25.1%
1430 Orkla Drive, Golden Valley, MN  55427
------------------------------------------  -----------------------   ----------
The Matthews Group, LLC (see note 2)                5,797,875           45.5
1430 Orkla Drive, Golden Valley, MN  55427
------------------------------------------  -----------------------   ----------
Gerald Okerman (see note 3)                            50,000           --
10050 Arcola Trail, Stillwater, MN  55082
------------------------------------------  -----------------------   ----------
Larry Johanns (see note 1)                          3,216,875           25.2
518 North 12 Street, Osage, IA  50461
------------------------------------------  -----------------------   ----------
All Officers and Directors as a group (3 persons)   6,463,767           50.7
Van Thuy Tran, Gerald Okerman, and Larry Matthews
------------------------------------------  -----------------------   ----------



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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Related Party Transactions
--------------------------

In September 1999, we accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under our Plan of Reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to us of $18,518.52. These payments are non-interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group, LLC. The note partially collateralized by mortgages on income-producing real estate having an assessment value in excess of $800,000, three properties owned by Van Thuy Tran and one property by Larry Johanns. The current remaining balance on the note is $989,417.

Subscription receivable and notes from The Matthews Group, LLC
--------------------------------------------------------------

On September 1, 1999 The Matthews Group, LLC paid the Gant Group $182,345.87 to bring the note between the Gant Group and us up to date on both principal and interest. The Matthews Group also committed to the remaining payments on the note.

The Matthews Group paid this obligation on behalf us and The Gant Group released its security interest in the our assets, including the patents. The Matthews Group received a convertible note allowing for either a cash payment or conversion into our common stock at $.10 per share, at The Matthews Group's sole option, for these amounts.

Payments by The Matthews Group to the Gant Group were as follows:

         Principal                  $286,453
         Interest                     75,069
         Legal fees                    5,000
                                  ----------

                                    $366,522

These amounts paid to the Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,374 note on December 1, 2000. This note bears interest at 10%, and is due on demand for either cash or convertible into our common stock at $.10 per share. Conversion is solely at the option of The Matthews Group.

Interest expense to The Matthews Group relating to this indebtedness totaled $41,580 in 2002 and $38,187 in 2001. Accrued interest at June 30, 2002 of $62,818 related to this indebtedness is reflected in the accompanying financial statements.

A principal of The Matthews Group advanced us $126,000 from July to November 2000 to cover working capital associated with sales. These advances were unsecured and bore interest at 10%. In March 2001, these advances and associated interest of $4,583 were incorporated into the Prepayment on Subscription.

A principal of The Matthews Group provided factoring to us in 2000 and 2001. We paid factoring fees totaling $15,000 in 2000 on a $100,000 ninety-day note and a $100,000 sixty-day note. Factoring interest totaled $4,583 in 2001.

In July 2001, we commenced leasing our office facilities from a principal of The Matthews Group under a month-to-month agreement calling for payments of $2,000 a month.

On June 22, 2001, this principal of The Matthews Group advanced $25,000 to us under similar terms. In July 2001, an additional $10,000 was advanced. These advances and the related interest of $600 were repaid in August 2001.

In April 2002, The Matthews Group loaned us $100,000. $50,000 was for the purchase of 50% ownership of Iconix stock and $50,000 for operating expenses. The note is for 12 months due March 28, 2003 and accrues interest at 10% and is convertible into our common stock at $.25 per share in full or part. Interest accrued on this note totaled $1,842 through June 30, 2002.


                                     PART IV

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
-------------------------------------------------

  (a)    Exhibits
         --------
           99.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b) On April 16, 2002, we filed a Current Report on Form 8-K relating to our investment in Veritec Iconix Ventures, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERITEC INC.

By  /s/  Van Thuy Tran                                  Dated:  August 12, 2003.
    -------------------------------------------------
         Van Thuy Tran
         Director, Chief Executive and Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                  Date
---------                                      -----                  ----

 /s/ Larry Matthews                           Director           August 12, 2003
------------------------------------
     Larry Matthews

I, Van Thuy Tran, certify that:

1. I have reviewed this amended annual report on Form 10-KSB/A for the year ended June 30, 2002 of Veritec Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and
     c) Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003        /s/ Van Thuy Tran
                             ---------------------------------------------------
                             Van Thuy Tran
                             Chief Executive Officer and Chief Financial Officer

                                  Exhibit Index

Exhibit 99.1           Certificate pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002