Form 10QSB/A
period 2002-09-30
VERITEC INC
filed 2003-08-12
CIK 773318

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
 ------------------------------------------------------------------------------

                                  FORM 10-QSB/A

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
------  ACT OF 1934 (No fee required)

                For the quarterly period ended      September 30, 2002
                                                    ------------------

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

                    1430 Orkla Drive, Golden Valley, MN 55427
   ----------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                  763-253-2670
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
         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of August 8, 2003 the Company had:

                        Number of Shares of Common Stock
             -------------------------------------------------------
                                    6,946,849
             -------------------------------------------------------

Table of Contents



                                  FORM 10-QSB/A
                                  VERITEC INC.

                                      INDEX
                                                                       Page

PART I.  FINANCIAL INFORMATION                                            3

Item 1   Financial Statements                                             3
Item 2   Management's Discussion and Analysis of
         Financial Condition and Plan of Operation                       10
Item 3   Controls and Procedures                                         13

PART II. OTHER INFORMATION                                               14

Item 1   Legal Proceedings                                               14
Item 6   Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                               15

                         PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------

                                  VERITEC INC
                                 BALANCE SHEETS
                                  (unaudited)
                                                    Sepember 30,      June 30,
                                                         2002           2002
                                       ASSETS       ------------     ---------
Current Assets:
   Cash                                              $       --      $   1,260
   Receivables                                          181,021         98,287
   Prepaids                                               4,267          2,517
                                                    -----------      ---------
     Total Current Assets                               185,288        102,064

   Fixed Assets (net)                                     9,380         11,234
   Software costs (net)                                  83,333         93,333
   Investment - Veritec Iconix Ventures, Inc             57,189         76,588
   Notes Receivable-VIVI                                 60,300         10,300
                                                    -----------      ---------
Total Assets                                         $  395,490      $ 293,519
                                                    ===========      =========
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Notes payable related parties                      190,000        100,000
     Convertible note - related party                   397,374        397,374
     Current Maturities of Long Term Debt                23,888         23,533
     Bank overdraft                                      55,898         35,523
     Accounts payable & accrued expenses                297,437        217,492
                                                    -----------      ---------
       Total current liabilities                        964,597        773,922
                                                    -----------      ---------
Long Term Debt                                            2,066          8,163
                                                    -----------      ---------
Prepayment on stock & subscription
  receivable - related party                            386,400        381,956
                                                    -----------      ---------
Stockholders' equity (deficit):
     Preferred stock, par value $1.00, authorized
       10,000,000 shares, 275,000 shares of
       Series H authorized                              366,007        366,007
     Common stock, par value $.01,
       authorized 20,000,000 shares                      69,469         69,469
     Subscription receivable                           (958,339)      (989,417)
     Additional paid in capital                      11,819,586     11,795,109
     Accumulated deficit                            (12,254,296)   (12,111,690)
                                                    -----------    -----------
     Stockholders' equity (deficit)                    (957,573)      (870,522)
                                                    -----------    -----------
       Total liabilities & stockholders'
         Equity (deficit)                           $   395,490      $ 293,519
                                                    ===========      =========
                        See Notes to Financial Statements

                                  VERITEC INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              For the Three Month Period
                                             ----------------------------
                                             September 30,  September 30,
                                                  2002         2001
                                             -------------  -------------
Total Revenues                                   $223,700     $268,738

Cost of Sales                                         --            --
                                                ---------    ---------
Gross Profit                                      223,700      268,738
                                                ---------    ---------
Operating expenses:
  Administration                                  209,597       78,402
  Sales & Marketing                                26,407        3,816
  Engineering & R&D                                87,640       46,265
  Amortization                                     10,000       10,000
                                                ---------    ---------
     Total Operating Expenses                     333,644      138,483
                                                ---------    ---------
Income (loss) from operations                    (109,944)     130,255
                                                ---------    ---------
Earnings (loss) on Investment-VIVI                (19,400)          --

Interest Income (expense) net                     (13,263)     (10,449)
                                                ---------    ---------
     Total other income (expense)                 (32,663)     (10,449)
                                                ---------    ---------
Net Income (loss)                               $(142,607)   $ 119,806
                                                =========    =========
Earning (loss) per share                        $   (0.02)   $     .02
                                                =========    =========



















                       See Notes to Financial Statements.

                                  VERITEC INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     For the Three Month Period
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        2002           2001
                                                    -------------  -------------
Cash flow from operating activities:

Net Income (loss)                                     (142,607)      119,806
                                                     ---------     ---------
Adjustments to reconcile net income
  (loss) to net cash from
  operating activities:
Depreciation and amortization                           11,854        11,997

(Increase) decrease in assets:
  Receivables                                          (82,734)      (13,606)
  Prepaids                                              (1,750)        9,129

Increase (decrease) in liabilities:
  Accounts payable & accrued expenses                   79,945      (151,590)
                                                     ---------     ---------
Net cash used by operating activities                 (115,892)      (24,264)
                                                     ---------     ---------
Cash flows from investing activities:
  Notes receivable - VIVI                              (50,000)           --
                                                     ---------     ---------
Cash flow from financing activities:
  Bank overdraft                                        20,375            --
  Proceeds of notes payable - related parties           90,000            --
  Payments on notes payable - related parties               --        25,000)
  Prepayment on subscription receivable                  4,444        (5,556)
  Payments on subscription receivable                   55,555        55,156
  Payments on long-term debt                            (5,742)           --
                                                     ---------     ---------
Net cash provided by financing activities              164,632        25,000
                                                     ---------     ---------
Increase (decrease) in Cash Position                     1,260           736

Cash at beginning of the period                          1,260         4,405
                                                     ---------     ---------
Cash at the end of the period                        $      --     $   5,141
                                                     =========     =========







                        See notes to financial statements

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

Accounts Receivable
-------------------

We sell to domestic and foreign companies. We grant uncollateralized credit to customers, but require deposits on unique orders. Management deemed all accounts receivable collectible and did not provide for an allowance for doubtful accounts at September 30, 2002 and June 30, 2002.

Revenues
--------

We account for revenue  recognition in accordance with Staff Accounting Bulletin
(SAB) 101 "Revenue Recognition in Financial Statements." Revenues from software sales, product sales and engineering are recognized when products are shipped or services are performed. License fees are recognized upon completion of all required terms of the applicable license agreement. The process typically begins with a customer purchase order detailing the customer's hardware specifications, which allows us to customize our software to the customer's hardware. Once customization is completed, we typically transmit the software to the customer via the Internet or by mail. Upon transmittal, the customer has no right of refusal or return, and we have no further obligations under the sale. Any additional changes to the program are the responsibility of the customer and would require a new billable order. We are under no obligation to perform future product upgrades or enhancements without first obtaining a new billable order. Under some agreements, the customers remit payment prior to our completion of customization or other required services. In such instances, we delay revenue recognition and reflect the prepayments as deferred revenue in the financial statements.

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

Going Concern
-------------

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in accompanying financial statements, we incurred a net loss of $142,607 during the quarter ended September 30, 2002, and have lost $12,254,296 from inception to September 30, 2002. At September 30, 2002, we had a $779,309 working capital deficiency and a stockholders' deficit of $957,573. Additionally, our Independent Auditor's Report for our Annual Report on Form 10-K for the year ended June 30, 2002, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In April 2002, VIVI completed the acquisition of Iconix, Inc. for consideration of $100,000 and 300,000 shares of Veritec Inc. common stock. Iconix, Inc. was formed in 1995 and is located in Osaka, Japan. Iconix, Inc. is a system integrator and developer of two dimensional identification software, hardware and solutions. We feel synergies with VIVI made the acquisition of a fifty percent interest in VIVI desirable. We hold key patents in Europe and the United States relating to two-dimensional barcode technology, and VIVI is currently the sole licensee of the CP code patents in Asia.

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

Prepayment On Subscription Receivable
-------------------------------------

The Matthews Group has made prepayments against its Subscription Payable to us. These prepayments are unsecured and non-interest bearing. It is assumed the prepayment at September 30, 2002 will also ultimately be applied against the subscription receivable.

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

The Matthews Group is scheduled to fund the subscription receivable with monthly payments of $18,518.52. As we have experienced cash shortfalls, The Matthews Group has made payments on the subscription receivable in advance of the scheduled due dates. Such advance payments are reflected as a liability in the financial statements in the Prepayment on Stock Subscription Receivable account. At September 30, 2002, The Matthews Group had made prepayments of $386,400 towards scheduled payments due on the subscription receivable. At The Matthews Group's discretion, the balance in this account may be used to satisfy any scheduled payment due on the subscription receivable. When The Matthews Group does so, we reduce the Prepayment on Stock Subscription Receivable account and credit the subscription receivable and additional paid-in-capital. Historically, when we have experienced a cash shortfall, The Matthews Group has continued to make its monthly payments due on the subscription receivable. However, there can be no assurances it will honor this commitment and there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. We have no advance knowledge of whether, in any given month, The Matthews Group may make a scheduled payment on the subscription receivable or utilize the balance in the Prepayment on Stock Subscription Receivable account. We also have no assurance of The Matthews Group's ability to continue to provide this funding. Failure of The Matthews Group to continue to make scheduled payments on the subscription receivable could negatively impact our ability to meet our cash flow requirements.

Debt Forgiveness
----------------

During the quarter ended March 31, 2002, we recognized debt forgiveness of $70,429 related to elimination of a disputed liability. It is our position that if this liability was ever valid, it constituted pre-bankruptcy petition indebtedness. As such, the liability was discharged in our Plan of Reorganization. The individual claiming this obligation never filed a claim in our bankruptcy proceedings. This individual has also failed to respond to our requests for proof of the claim. As such, we determined that the liability should be eliminated. There can be no assurance that, in the future, this claim will not be renewed against us.

Other Information
-----------------

         None.

         Item 2.  Management's Discussion and Analysis
         ---------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources
-------------------------------

Debt owed by us at September 30, 2002 was as follows

                                    (unaudited)       (unaudited)     increase
                                     30-Sep-02         30-Sep-01     (decrease)
                                     ---------         ---------     ----------


Notes Payable                          190,000                          190,000

Notes Payable (secured)                397,374           397,374              -
Convertible note (secured)
Bank overdraft                          55,898                           55,898
Accounts payable & accrued
expenses                               297,437           364,260       (66,823)
                                     ---------         ---------     ----------
Total liabilities                      940,709           761,634        179,075
                                     =========         =========     ==========

         Our working capital is shown below.

                                     30-Sep-02         30-Sep-01
                                    (unaudited)       (unaudited)
                                     ---------         ---------
Working capital (deficit)             (779,309)         (520,764)
                                     =========         =========


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


Financial and Operational Outlook
---------------------------------

     Revenues for the three months ended September 30, 2002, and September 30, 2001, were $223,700, and $268,738, respectively. The decreased revenue for 2002 is a result of reduced royalties from Mitsubishi.

Results of Operations
---------------------

     The quarter's revenue of $223,700 represents a 16.8% decrease from $268,738 in the same quarter in 2001. Purchases in this industry fluctuate as new factories are opened, so significant quarterly fluctuations can be expected. Negotiations are currently in progress to establish distributors for product sales. Although we cannot provide any assurance, we believe that distributors will be able to market Veritec products more effectively, and hope that the price discounts we are providing to the distributors will be offset by increased sales volume. We will also be requiring each distributor to pay an upfront fee for the right to purchase our software at the lower price, but there is no assurance that distributors will be willing to pay us this fee.

     Operating expenses increased for the quarter ended September 30, 2002, to $333,644. This represents a 241% increase from the same quarter in 2001. This increase includes an increase in Engineering and Research and Development, which was a result of additional contract labor. Sales and Marketing was also higher than the same quarter last year. This was caused by a $15,000 expenditure for promotional work. Administration costs for the three months ended September 30, 2002 were significantly increased as a result of $80,000 for court costs due to the Mitsubishi arbitration, $30,000 for legal costs also associated with the arbitration and the remainder due to additional legal and audit fees for the year end SEC filings.

     Non-operating income for the three months ended September 30, 2002 shows a loss from investment in VIVI, our Japanese operation, of $19,400.



                                Operating Expenses for the 3 months
                                     ended September 30, 2002
                                                                Increase/
Expense category                2002            2001            (decrease)
                              -------         -------           ----------
General and Administrative    219,597          88,402             131,195
Sales and marketing            26,407           3,816              22,591
Engineering, R&D               87,640          46,265              41,375
                              -------         -------             -------
                              333,644         138,483             195,161
                              =======         =======             =======


Capital
-------

Expenditures and Future Commitments
-----------------------------------

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

     Subsequent to the formation of VIVI, on February 13, 2002, VIVI entered into an agreement to purchase 100% of the outstanding equity securities of Iconix, Inc., a Japanese corporation, pursuant to a Stock Purchase Agreement, dated February 13, 2002, by and among VIVI, Iconix, Inc., Masayuki Kuriyama and Yoshihiro Tasaka. The total consideration for the purchase consisted of 300,000 shares of Veritec common stock and $100,000 in U.S. dollars. The 150,000 shares contributed by Veritec represented newly issued shares of our common stock. The 150,000 shares contributed by The Matthews Group represented a portion of the shares of our common stock already owned by it.

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

     At September 30, 2002 The Matthews Group had made prepayments of $386,400 towards scheduled payments due on the subscription receivable. The Matthews Group could use this prepayment to satisfy the next twenty scheduled payments due on the subscription receivable at September 30, 2002. The Matthews Group has indicated an intent to continue to make the scheduled payments due under the subscription receivable, but there can be no assurances it will honor this commitment and there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. We also have no assurance of The Matthews Group's ability to continue to provide this funding. Failure of The Matthews Group to continue to make scheduled payments on the subscription receivable could negatively impact our ability to meet our cash flow requirements.

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


     Item  3.  Controls  and  Procedures
     -----------------------------------

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

                            PART II OTHER INFORMATION
                            -------------------------
Item 1.  Legal Proceedings.
---------------------------

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

                                  Veritec Inc.
                                  ------------

Date:  August 12, 2003                    /s/ Van Thuy Tran
       ----------------------             --------------------------------
                                              Van Thuy Tran
                                              Chief Executive Officer
                                              and Chief Financial Officer

I, Van Thuy Tran, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A for the quarter ended September 30, 2002 of Veritec Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

c) Presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003
   /s/ Van Thuy Tran
------------------------------
Van Thuy Tran
Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit 99.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002