Form 10QSB/A
period 2002-12-31
VERITEC INC
filed 2003-08-12
CIK 773318

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
 ------------------------------------------------------------------------------

                                  FORM 10-QSB/A
(Mark One)

   X            QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
-------         EXCHANGE ACT OF 1934  (No fee required)

                For the quarterly period ended     December 31, 2002
                                                   -----------------

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       Number of Shares of Common Stock
                       --------------------------------
                                   6,946,849

Table of Contents
-----------------


                                  FORM 10-QSB/A
                                  VERITEC INC.

                                      INDEX
                                                                Page

PART I.  FINANCIAL INFORMATION                                     3

Item 1   Financial Statements                                      3
Item 2   Management's Discussion and Analysis of
         Financial Condition and Plan of Operation                12
Item 3   Controls and Procedures                                  15

PART II. OTHER INFORMATION                                        15

Item 1   Legal Proceedings                                        15
Item 6   Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                        17

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------
                                  VERITEC, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                                                   December 31,       June 30,
                                                        2002            2002
                                     ASSETS        ------------    ------------
Current Assets:
   Cash                                            $     27,425    $      1,260
   Receivables                                          158,577          98,287
   Prepaids                                               6,214           2,517
                                                   ------------    ------------
     Total Current Assets                               192,216         102,064

   Fixed Assets (net)                                     7,484          11,234
   Software costs (net)                                  73,334          93,333
   Investment -Veritec Iconix Ventures, Inc              99,289          76,588
   Notes Receivable-VIVI                                 76,730          10,300
                                                   ------------    ------------
       Total Assets                                $    449,053    $    293,519
                                                   ============    ============
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Notes payable related parties                      280,000         100,000
     Convertible note - related party                   397,374         397,374
     Current Maturities of Long Term Debt                16,271          23,533
     Bank overdraft                                        --            35,523
     Accounts payable & accrued expenses                450,513         217,492
                                                   ------------    ------------
       Total current liabilities                      1,144,158         773,922
                                                   ------------    ------------
Long Term Debt                                             --             8,163
                                                   ------------    ------------
Prepayment on stock & subscription
  receivable - related party                            345,844         381,956
                                                   ------------    ------------
Stockholders' equity (deficit):
     Preferred stock, par value $1.00, authorized
       10,000,000 shares, 275,000 shares of
       Series H authorized                              366,007         366,007
     Common stock, par value $.01,
       authorized 20,000,000 shares                      69,469          69,469
     Subscription receivable                           (926,478)       (989,417)
     Additional paid in capital                      11,843,281      11,795,109
     Foreign currency translation adjustments              (824)           --
     Accumulated deficit                            (12,392,404)    (12,111,690)
                                                   ------------    ------------
     Stockholders' equity (deficit)                  (1,040,949)       (870,522)
                                                   ------------    ------------
       Total liabilities & stockholders'
         Equity (deficit)                          $    449,053    $    293,519
                                                   ============    ============
                        See Notes to Financial Statements

                                  VERITEC INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the Three Month Period
                                                   -----------------------------
                                                   December 31,     December 31,
                                                        2002            2001
                                                   -----------      -----------

Total Revenues                                     $   272,983      $   107,903

Cost of Sales                                             --               --
                                                   -----------      -----------

Gross Profit                                           272,983          107,903
                                                   -----------      -----------
Operating expenses:
  Administration                                       314,313           73,659
  Sales & Marketing                                      1,368            3,589
  Engineering & R&D                                    110,076          108,287
  Amortization                                          10,000           10,000
                                                   -----------      -----------
     Total Operating Expenses                          435,757          195,535
                                                   -----------      -----------
         Income (loss) from operations                (162,774)         (87,632)
                                                   -----------      -----------

Earnings (loss) on Investment-VIVI                      42,924             --

Debt forgiveness                                          --            117,988

Interest Income (expense) net                          (18,267)          (9,977)
                                                   -----------      -----------

     Total other income (expense)                       24,657          108,011
                                                   -----------      -----------

Net Income (loss)                                  $  (138,117)     $    20,379
                                                   ===========      ===========

Earning (loss) per share                           $     (0.02)     $      --
                                                   ===========      ===========


                       STATEMENTS OF COMPREHENSIVE INCOME

Net income (loss)                                  $  (138,117)     $    20,379

Foreign currency translation adjustment            $      (824)     $      --
                                                   -----------      -----------

Comprehensive income (loss)                        $  (138,941)     $    20,379
                                                   ===========      ===========

                        See Notes to Financial Statements

                                  VERITEC INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      For the Six Month Period
                                                   -----------------------------
                                                   December 31,     December 31,
                                                        2002            2001
                                                   -----------      -----------

Total Revenues                                     $   496,683      $   376,641

Cost of Sales                                             --               --
                                                   -----------      -----------

Gross Profit                                           496,683          376,641
                                                   -----------      -----------
Operating expenses:
  Administration                                       523,909          151,785
  Sales & Marketing                                     27,775            7,405
  Engineering & R&D                                    197,716          154,572
  Amortization                                          20,000           20,000
                                                   -----------      -----------
     Total Operating Expenses                          769,400          333,762
                                                   -----------      -----------
         Income (loss) from operations                (272,717)          42,879
                                                   -----------      -----------

Earnings (loss) on Investment-VIVI                      23,524             --

Debt forgiveness                                          --            117,988

Interest Income (expense) net                          (31,521)         (20,426)
                                                   -----------      -----------

     Total other income (expense)                       (7,997)          97,562
                                                   -----------      -----------

Net Income (loss)                                  $  (280,714)     $   140,441
                                                   ===========      ===========

Earning (loss) per share                           $     (0.04)     $       .02
                                                   ===========      ===========


                       STATEMENTS OF COMPREHENSIVE INCOME

Net income (loss)                                  $  (280,714)     $   140,441

Foreign currency translation adjustment            $      (824)     $      --
                                                   -----------      -----------

Comprehensive income (loss)                        $  (281,538)     $   140,441
                                                   ===========      ===========

                       See Notes to Financial Statements.

                                  VERITEC INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For the Six Month Period
                                                     ---------------------------
                                                     December 31,   December 31,
                                                          2002          2001
                                                     -----------    -----------
Cash flow from operating activities:

Net Income (loss)                                    $  (280,714)   $   140,442
                                                     -----------    -----------

Adjustments to reconcile net income (loss)
  to net cash from  operating activities:
    Debt Forgiveness                                        --         (117,988)
    Depreciation and amortization                         23,750         23,725
    Earnings (loss) on investment - VIVI                 (23,524)          --

(Increase) decrease in assets:
  Receivables                                            (60,290)       (80,754)
  Prepaids                                                (3,697)         9,792

Increase (decrease) in liabilities:
  Accounts payable & accrued expenses                    233,020       (196,373)
                                                     -----------    -----------

Net cash used by operating activities                   (111,455)      (221,156)
                                                     -----------    -----------

Cash flows from investing activities:
  Notes receivable - VIVI                                (66,430)          --
                                                     -----------    -----------

Cash flow from financing activities:
  Bank overdraft                                         (35,523)        26,143
  Proceeds of notes payable - related parties            180,000           --
  Payments on notes payable - related parties               --             --
  Prepayment on subscription receivable                  (36,112)        67,889
  Payments on subscription receivable                    111,111        117,904
  Payments on long-term debt                             (15,426)          --
                                                     -----------    -----------

Net cash provided by financing activities                204,050        211,936
                                                     -----------    -----------

Increase (decrease) in Cash Position                      26,165         (9,220)

Cash at beginning of the period                            1,260         10,267
                                                     -----------    -----------

Cash at the end of the period                        $    27,425    $     1,047
                                                     ===========    ===========

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

-----------------------------------------

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

Summarized Financial Information for VIVI is as follows:
-------------------------------------------------------

                                                   December 31,       June 30,
                                                        2002            2002
                                                   -----------      -----------
  Balance sheet:
    Current assets                                 $   617,647      $   498,739
    Fixed assets                                         6,490            7,526
    Other assets                                       231,910          126,521
                                                   -----------      -----------

          Total assets                             $   856,047      $   632,786
                                                   ===========      ===========

    Current liabilities                            $   101,675      $   242,921
    Long-term liabilities                              476,853          236,689
    Equity                                             277,519          153,176
                                                   -----------      -----------

          Total liabilities and equity             $   856,047      $   632,786
                                                   ===========      ===========

                                                   July 1, 2002    April 1, 2002
                                                        To               To
                                                   December 31,       June 30,
                                                        2002            2002
                                                   -----------      -----------

  Operating results (April 1, 2002
                  to June 30, 2002):
    Revenue                                        $   819,988      $   309,324
    Cost of goods sold                                (448,855)        (159,282)
    Selling, general and administrative               (372,494)        (166,516)
    Other income (expense)                              48,297            1,079
    Other tax expense                                     (751)            (429)
                                                   -----------      -----------

          Net loss                                 $    46,185      $   (15,824)
                                                   ===========      ===========

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

The Matthews Group is scheduled to fund the subscription receivable with monthly payments of $18,518.52. As we have experienced cash shortfalls, The Matthews Group has made payments on the subscription receivable in advance of the scheduled due dates. Such advance payments are reflected as a liability in the financial statements in the Prepayment on Stock Subscription Receivable account. During the three months ended December 31, 2002, The Matthews Group opted to use the Prepayment on Stock Subscription Receivable account balance to make all but $15,000 of the payments due on the subscription receivable. Accordingly, at December 31, 2002, the Prepayment on Stock Subscription Receivable account totaled $345,844. At The Matthews Group's discretion, the balance in this account may be used to satisfy any scheduled payment due on the subscription receivable. When The Matthews Group does so, we reduce the Prepayment on Stock Subscription Receivable account and credit the subscription receivable and additional paid-in-capital. Historically, when we have experienced a cash shortfall, The Matthews Group has continued to make its monthly payments due on the subscription receivable. However, there can be no assurances it will honor this commitment and there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. We have no advance knowledge of whether, in any given month, The Matthews Group may make a scheduled payment on the subscription receivable or utilize the balance in the Prepayment on Stock Subscription Receivable account. We also have no assurance of The Matthews Group's ability to continue to provide this funding. Failure of The Matthews Group to continue to make scheduled payments on the subscription receivable could negatively impact our ability to meet our cash flow requirements.

Other Information
-----------------

         None.

         Item 2.  Management's Discussion and Analysis
         ---------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------
Our working capital is shown below.


                                          31-Dec-02             31-Dec-01
                                         (unaudited)           (unaudited)

   Working capital (deficit)               (951,942)             (470,595)
                                         ===========           ===========



Debt owed by us at December 31, 2002 was as follows

                                            31-Dec-02    31-Dec-01    Increase
                                           (Unaudited)  (Unaudited)  (Decrease)

Notes Payable                                 280,000         --       280,000
Notes Payable (secured)                       397,374      397,374        --

Bank overdraft                                   --         32,005     (32,005)
Accounts payable & accrued expenses           450,513      206,669     243,844



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

Although no certainties exist, we feel that cash flows from operations will at least partially fund cash needs in 2003. Because of the long sales cycle related to our products, it is expected that cash from these new sales will be weighted toward the latter part of 2003. For 2003, we will be enlisting distributors to help market our products. Several distributors have shown interest in representing our products. We intend to generate cash by requiring distributors

-------------------------------

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

Financial and Operational Outlook
---------------------------------

Revenues for the six months ended December 31, 2002, and December 31, 2001, were $272,983, and $107,903, respectively. Revenues for the six months ended December 31, 2002 and December 31, 2002, were $496,683 and $376,641, respectively. The increased revenue for 2002 is a result of increased software sales, primarily overseas. Royalty income from Mitsubishi is down as a result of the arbitration proceedings (See Part II, Item 1 - "Legal Proceedings").

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

---------------------

                                        Operating Expenses for the 3 months
                                              ended December 31, 2002

                                                                Increase/
          Expense category                  2002        2001    (decrease)
                                        --------    --------    --------


          General and Administrative     314,313      73,659     240,654
          Sales and marketing              1,368       3,589      (2,221)
          Engineering, R&D               110,076     108,287       1,789


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

-----------------------------------------------------

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


         Item 3.  Controls and Procedures
         --------------------------------

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

                                  Veritec Inc.

Date:  August 12, 2003            /s/ Van Thuy Tran
       ----------------           ---------------------------
                                      Van Thuy Tran
                             Chief Executive Officer and Chief Financial Officer

I, Van Thuy Tran, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A for the quarter ended December 31, 2002 of Veritec Inc.;

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

Date: August 12, 2003

/s/ Van Thuy Tran
---------------------------------------------------
Van Thuy Tran
Chief Executive Officer and Chief Financial Officer

Exhibit Index                                                          Page

Exhibit 99.1    Certificate pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002                              20