Form 10QSB/A
period 2003-03-31
VERITEC INC
filed 2003-08-12
CIK 773318

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

                For the quarterly period ended     March 31, 2003
                                                   --------------

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

                    1430 Orkla Drive, Golden Valley, MN 55427
        -----------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                  763-253-2670
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of August 8, 2003 the Company had:

                       Number of Shares of Common Stock
                       --------------------------------
                                   6,946,849

Table of Contents
-----------------


                                  FORM 10-QSB/A
                                  VERITEC INC.

                                      INDEX
                                                                Page

PART I.  FINANCIAL INFORMATION                                     3

Item 1   Financial Statements                                      3
Item 2   Management's Discussion and Analysis of
         Financial Condition and Plan of Operation                10
Item 3   Controls and Procedures                                  14

PART II. OTHER INFORMATION                                        15

Item 1   Legal Proceedings                                        15
Item 6   Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                        16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------
                                  VERITEC, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                     31-Mar-03        30-Jun-02
                                 Assets              ---------        ---------
Current Assets

Cash                                                   $23,645           $1,260
Receivables                                             70,040           98,287
Prepaids                                                   454            2,517
                                                       -------          -------
Total Current Assets                                    94,139          102,064

Fixed Assets (net)                                       5,629           11,234
Software Costs (net)                                    69,284           93,333
Investment -VIVI, Net of Valuation Allowance             7,363           76,588
Notes Receivable - VIVI, Net of Allowance               50,670           10,300
                                                       -------          -------
Total Assets                                           227,085          293,519
                                                       =======          =======
LIABILITIES & SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities

Notes Payable - related parties                       $280,000         $100,000
Convertible Note - related party                       397,374          397,374
Current Maturities of Long Term Debt                    12,183           23,533
Bank Overdraft                                               -           35,523
Accounts Payable & Accrued Expenses                    549,158          217,492
                                                     ---------        ---------
Total Current Liabilities                            1,238,715          773,922
                                                     ---------        ---------
Long-term Debt                                               -            8,163
                                                     ---------        ---------
Prepayment on Stock & Subscription Receivable          290,289          381,956
                                                     ---------        ---------
Total Liabilities                                    1,529,004        1,164,041
                                                     ---------        ---------
Stockholders' Equity (Deficit)

Preferred Stock, par value $1.00,                      366,007          366,007
  authorized 10,000,000 shares,
275,000 shares of Series H authorized
Common Stock, par value $0.01,
  authorized 20,000,000 shares                          69,468           69,469
Subscription Receivable                               (893,813)        (989,417)
Additional Paid in Capital                          11,866,172       11,795,109
Accumulated Deficit                                (12,709,753)     (12,111,690)
                                                   -----------      -----------
Stockholders' Equity (Deficit)                      (1,301,919)        (870,522)
                                                   -----------      -----------
Total Liabilities & Shareholders' Equity (Deficit)     227,085          293,519
                                                   ===========      ===========
                        See Notes to financial statements

                                  VERITEC, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  For the 9 Month Period      For the 3 Month Period
                                                  31-Mar-03    31-Mar-02      31-Mar-03    31-Mar-02
                                                  ---------    ---------      ---------    ---------
Total Revenue                                      $733,343     $494,538       $236,660     $117,897
                                                  ---------    ---------      ---------    ---------

Operating Expenses:

Sales & Marketing                                    56,593        9,455         13,818        2,050
Engineering/Research & Development                  277,403      236,473         79,407       81,901
Administration                                      799,895      336,551        361,517      184,766
Amortization                                         29,999       30,000         10,000       10,000
                                                  ---------    ---------      ---------    ---------

Total Operating Expenses                          1,163,890      612,479        464,741      278,717
                                                  ---------    ---------      ---------    ---------

Income (Loss) from Operations                      (430,547)    (117,941)      (228,081)    (160,820)
                                                  ---------    ---------      ---------    ---------

Debt Forgiveness                                          -      188,417              -       70,429
Earnings (Loss) on Investment - VIVI                (61,863)           -        (42,464)           -
Impairment Loss - VIVI                               (7,363)           -         (7,363)           -
Interest Income (Expense) net                       (48,291)     (30,221)       (16,770)      (9,795)
                                                  ---------    ---------      ---------    ---------

Total Other Income (Expenses)                      (167,517)     158,196       (116,596)      60,634
                                                  ---------    ---------      ---------    ---------

Net Income (Loss)                                 $(598,064)     $40,255      $(344,678)   $(100,186)

Earnings (Loss) per Share                            $(0.09)       $0.01         $(0.05)      $(0.01)
                                                  ---------    ---------      ---------    ---------

STATEMENT OF COMPREHENSIVE INCOME

Net Income                                        $(598,064)     $40,255      $(344,678)   $(100,186)
Foreign Currency Translation Adjustment                (995)           -         (1,095)           -
                                                  ---------    ---------      ---------    ---------
Comprehensive Income (Loss)                       $(599,059)     $40,255      $(345,773)   $(100,186)
                                                  ---------    ---------      ---------    ---------

Allowance for Doubtful Accounts - VIVI              (50,000)           -        (50,000)           -
                                                  ---------    ---------      ---------    ---------










                        See Notes to financial statements

                                  VERITEC, INC.
                             STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                            Nine Months Ended
                                                        31-Mar-03     31-Mar-02
Cash Flow from Operating Activities                     ---------     ---------

Net Income (Loss)                                       $(598,064)    $  40,255

Adjustments to Reconcile Net Income (Loss)
to Net Cash from operating activities:
Debt Forgiveness                                             --        (188,417)
Depreciation & Amortization                                35,604        35,756
Earnings (Loss) on Investment - VIVI                       61,863          --
Allowance for Doubtful Accounts - VIVI                     50,000          --
Impairment Allowance - VIVI                                 7,363

(Increase) Decrease in Assets:
     Receivables                                           28,247      (177,658)
     Prepaids                                              18,349         9,792

Increase (Decrease) in Liabilities:

Accounts Payable & Accrued Expenses                       315,380      (143,872)
                                                        ---------     ---------
Net Cash Used by Operating Activities                     (81,258)     (424,144)
                                                        ---------     ---------
Cash Flows from Investing Activities:
     Notes Receivable - VIVI                              (90,370)         --
     Capital Purchases                                     (5,950)         --
                                                        ---------     ---------
     Net Cash Flows from Investing Activities             (96,320)         --
                                                        ---------     ---------
Cash Flows from Financing Activities:
     Bank Overdraft                                       (35,523)       40,722
     Proceeds of Notes Payable - Related Parties          180,000        12,362
     Payments on Notes Payable - Related Parties             --            --
     Prepayment on Subscription Receivable                (91,667)      152,333
     Payments on Subscription Receivable                   95,604       101,541
     Payments on Long Term Debt                           (19,513)         --
     Issuance of Stock                                         (1)          249
     Additional Paid in Capital                            71,063       106,669
                                                        ---------     ---------

     Net Cash Provided by Financing Activities            199,963       413,876
                                                        ---------     ---------

     Increase (Decrease) in Cash Position                  22,385       (10,268)
     Cash at Beginning of Period                            1,260        10,268
                                                        ---------     ---------

     Cash at End of Period                              $  23,645     $    --
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

 `                                      7

----------------

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

Investment: Veritec Iconix Ventures, Inc.
-----------------------------------------

In June 2001, we entered into a tentative agreement to merge with Iconix, Inc., a Japanese company we had partnered with in the past. We could not complete this merger on our own, so we formed a new corporation with The Matthews Group to complete this acquisition. On February 25, 2002, Veritec Iconix Ventures, Inc.
(VIVI) was incorporated under the laws of the State of Delaware. In April 2002, we and The Investment: Veritec Iconix Ventures, Inc. (Continued)

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

-----------------------------------------

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
                                                    ===========     ===========


----------------------
* The VIVI investment was made on April 1, 2002. Therefore, the June 30, 2002 column represents only three months of results.

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

The Matthews Group is scheduled to fund the subscription receivable with monthly payments of $18,518.52. As we have experienced cash shortfalls, The Matthews Group has made payments on the subscription receivable in advance of the scheduled due dates. Such advance payments are reflected as a liability in the financial statements in the Prepayment on Stock Subscription Receivable account. During the three months ended March 31, 2003, The Matthews Group opted to use the Prepayment on Stock Subscription Receivable account balance to make all three of the payments due on the subscription receivable. Accordingly, at March 31, 2002, the Prepayment on Stock Subscription Receivable account totaled $290,289. At The Matthews Group's discretion, the balance in this account may be used to satisfy any scheduled payment due on the subscription receivable. When The Matthews Group does so, we reduce the Prepayment on Stock Subscription Receivable account and credit the subscription receivable and additional paid-in-capital. Historically, when we have experienced a cash shortfall, The
Matthews Group has continued to make its monthly payments due on the subscription receivable. However, there can be no assurances it will honor this commitment and there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. We have no advance knowledge of whether, in any given month, The Matthews Group may make a scheduled payment on the subscription receivable or utilize the balance in the Prepayment on Stock Subscription Receivable account. We also have no assurance of The Matthews Group's ability to continue to provide this funding. Failure of The Matthews Group to continue to make scheduled payments on the subscription receivable could negatively impact our ability to meet our cash flow requirements.

Other Information
-----------------

         None.

         Item 2.  Management's Discussion and Analysis
         ---------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

Our working capital is shown below.
----------------------------------


                                            31-Mar-03    31-Mar-02
                                           (Unaudited)  (Unaudited)

Working Capital (deficit)                 $(1,144,575)   $(474,180)
                                          ===========    =========


Debt owed by us at March 31, 2003 was as follows:

                                            31-Mar-03    31-Mar-02    Increase
                                           (Unaudited)  (Unaudited)  (Decrease)

Notes Payable - Related Parties            $  280,000   $   37,363   $  242,637
Convertible Note - Related Parties            397,374      397,374         --
Bank Overdraft                                   --         46,584      (46,584)
Accounts Payable & Accrued Expenses           532,872      183,741      349,131
                                           ----------   ----------   ----------

Total Current Liabilities                  $1,210,246   $  665,062   $  545,184
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

Non-operating income for the nine months ended March 31, 2003 shows an income from investment in VIVI, our Japanese operation, of ($61,863). In addition, valuation allowances were taken against VIVI as follows:

        o        Investments       50%      $(7,363)
        o        Notes Receivable  50%      $(50,000)

Operating Expenses for the 3 months ended March 31, 2003:

                                                                       Increase
                                               2003         2002      (Decrease)
                                            ---------    ---------    ---------
Expense Category

Sales and Marketing                         $  13,818    $   2,050    $  11,768
Engineering/ Research & Development            79,407       81,901       (2,494)
Administration                                361,517      184,766      176,751
Amortization                                   10,000       10,000         --
                                            ---------    ---------    ---------

                                            $ 464,741    $ 278,717    $ 186,024
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

----------------------------------------------------

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


Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

        None.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information.
--------------------------

        None.


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

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

                                        Veritec Inc.
                                        ------------

Date:   August 12, 2003         /s/ Van Thuy Tran
        -------------------     -----------------------------------
                                Van Thuy Tran
                                Chief Executive Officer
                                and Chief Financial Officer

I, Van Thuy Tran, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A for the quarter ended March 31, 2003 of Veritec Inc.;

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