Form 10KSB
period 2003-06-30
VERITEC INC
filed 2003-10-06
CIK 773318

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003
                                               -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-15113

                                  VERITEC, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


                    Nevada                                                         95-3954373
                   ------                                                          ----------
       (State or Other Jurisdiction of                                           (IRS Employer
        Incorporation or Organization)                                         Identification No.)

 9400 Golden Valley Road, Golden Valley, MN                                           55427
 ------------------------------------------                                           -----
  (Address of principal executive offices)                                         (Zip Code)

Issuer's telephone number, including area code: 763-253-2670

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Revenues for the year ending June 30, 2003 were $2,352,391.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, computed by reference to the average bid price of the common stock on September 15, 2003 was approximately $508,217.

Number of shares outstanding as of September 15, 2003: 7,071,849.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [] No.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB for the period ended June 30, 1999 is hereby incorporated by reference.

          THIS DOCUMENT CONSISTS OF 52 PAGES, INCLUDING EXHIBIT PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 49.

                                  VERITEC, INC.

                                   FORM 10-KSB

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                                             Page No.
                                                                                                             --------
PART I............................................................................................................4

ITEM 1  DESCRIPTION OF BUSINESS...................................................................................4
ITEM 2  DESCRIPTION OF PROPERTY...................................................................................9
ITEM 3  LEGAL PROCEEDINGS.........................................................................................9
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................10

PART II..........................................................................................................11

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................................11
ITEM 6  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..................................................12
ITEM 7  FINANCIAL STATEMENTS.....................................................................................16
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES....................44
ITEM 8A  CONTROLS AND PROCEDURES.................................................................................44

PART III.........................................................................................................45

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:  COMPLIANCE WITH SECTION 16 (A) OF THE
           EXCHANGE ACT..........................................................................................45
ITEM 10  EXECUTIVE COMPENSATION..................................................................................47
ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................47
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................................48

PART IV..........................................................................................................49

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K........................................................................49
SIGNATURES.......................................................................................................50

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS

(A)      Business Development

Veritec, Inc. was incorporated in the State of Nevada on September 8, 1982 for the purpose of developing, marketing and selling a line of microprocessor-based encoding and decoding system products. We were a development stage enterprise until June 30, 1995 at which time we had product available for sale.

In 1995 an involuntary proceeding under chapter 7 of the United States Bankruptcy Code was commenced against us. The proceeding was subsequently converted to a Chapter 11 proceeding and a plan of reorganization was confirmed on April 23, 1997. The plan was completed and the trustee was discharged and the case closed on October 13, 1999. Further information with respect to the bankruptcy proceeding is set forth in Item 3, beginning on page 2 of the Annual Report on Form 10-KSB filed by us for the year ended June 30, 1999, which report is incorporated herein by reference.

We develop, market, and sell a line of microprocessor-based encoding and decoding system products that utilize our patented VERICODE(R)/ VSCODE(TM) symbol technology. Our technology enables a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data, referred to as a "Vericode(R) Symbol" or "VSCode(TM) Symbol," to a product, enabling automatic identification and collection of data with respect to the marked product.

In 1999 we moved from our previous location in California to the suburbs of Minneapolis, Minnesota. After moving to Minnesota, engineering efforts were focused on converting the DOS based operating system to both Windows and UNIX operating platforms, further augmenting the number of computers with which our technology works, and the development of the Secure ID business. At the same time personnel and facilities costs were restructured to reduce overhead and the sales effort was focused on increasing our revenue primarily in the Asian market. In February 2002, as part of our objective to increase sales in Asia, we acquired 50% ownership of Iconix, Inc., a Japanese firm. Iconix, Inc. was renamed Veritec Iconix Ventures, Inc. ("VIVI"). In June 2003, we acquired the remaining 50% of Veritec Iconix Ventures Inc. not already owned from The Matthews Group (See Note 3).

Through VIVI, we expect to be better able to sell and provide service to our expanding LCD markets in Japan and Korea, and to the emerging markets in Taiwan and China. Veritec and VIVI are now expanding the market into the Secure ID business worldwide.

At the same time, we agreed to sell VIVI's textile business to Com Techno Alpha Inc., a Japanese corporation. As a part of the sale, Yoshihiro Tasaka, the principal of Com Techno and a former employee and officer of VIVI, agreed to return to us 120,000 shares of our common stock. This stock has been returned to us and was subsequently cancelled. We are also negotiating an agreement with Com Techno under which Com Techno will pay us 8,100,000 yen to be paid at a rate of 225,000 yen per month for thirty-six months ($67,782 and $1,883 respectively in U.S. dollars). The agreement does provide for acceleration of payments to be received for each sale of a Tuft Controller by COM to this customer. We expect to have this agreement finalized in October 2003.

(B)      Veritec's Products

The Vericode(R) /VSCode(TM) Symbol

The VeriCode(R) /VSCode(TM) symbol is a two-dimensional, high data density, machine-readable symbol that can contain 5 to 100 times more information than a bar code in a smaller space. The VeriCode(R)/VSCode(TM) symbol is based on a matrix pattern. The matrix is made up of data cells, which are light and dark contrasting squares. This part of the symbol looks like a scrambled chessboard. The matrix is enclosed within a solid border. The code's solid border in turn is surrounded by a quiet zone of empty cells. This simple structure is the basis for its space efficiency.

The size of the VeriCode(R) / VSCode(TM) symbol is variable and can be increased or decreased depending on the application requirements. It can be configured to fit virtually any space. The data capacity of the symbol is also variable. By using a greater number or a smaller number of data cells, more or less information can be stored in the symbol. For example, a Vericode(R) symbol could contain 10, 28, 56, 72, or more than 100 characters, and the VSCode(TM) symbol could contain 4,451 characters. The main limitation to the size and density of the VeriCode(R) / VSCode(TM) symbol is the resolution of the marking and reading devices.

Special orientation for reading of the code is not necessary. The VeriCode(R) / VSCode(TM) symbol can be read at any angle of up to forty-five degrees from vertical, in any direction relative to the reader. The VeriCode(R) / VSCode(TM) symbol employs "error detection and correction" (EDAC) technology, similar to that found on music CD's. That means that if a VeriCode(R) / VSCode(TM) symbol is partially damaged or obscured, the complete set of data stored in the symbol might still be recovered. Employing error detection and correction lowers the symbol's data capacity, but it can permit data recovery if up to 25% of the symbol is damaged. With EDAC, the code will return either accurate information or no information, but it will not return false or wrong information.

The VeriCode(R) / VSCode(TM) symbol can offer a high degree of security, and the level of this security can be specified depending on the requirements. For any specific application or organization, a unique encryption algorithm can be created so that only authorized persons can create or read a VeriCode(R) / VSCode(TM) symbol within that system.

The VeriCode(R) / VSCode(TM) symbol can hold any form of binary information that can be digitized, including numbers, letters and biometric information.

The VSCode(TM) Symbol

The VSCode(TM) is a derivative of the two-dimensional Vericode(R) symbol. It is built around the core competencies of the robust Vericode(R) symbol which includes the solid border, omni-directional capability, error detection and correction. The distinguishing factor for the VSCode(TM) is its ability to encrypt a greater amount of data by increasing the data density. This matrix can hold up to 4,451 bytes of data making it ideal for holding identification and biometric information. The VSCode(TM) offers a high degree of security, which can also be defined by the application requirements.

The limitations to the VSCode(TM) are based on the resolution of the marking / printing devices and the reading devices.

The VSCode(TM) symbol can hold any form of binary information that can be digitized, including numbers, letters, photos, fingerprints, graphics and biometric information.

The FCR-100 Finger Print Reader

The FCR-100 is a compact finger print card reader used to read and decode the VSCode(TM) symbology containing biometric information and other secured data. It consists of a combination of several modular components, including a quality camera, lighting mechanism, digital fingerprint reader, software lock, USB cable and housing, all tied into a PC operating system running the proprietary Veritec software. Due to its modular design, the FCR-100 can be modified to meet specific application needs.

The FCR-100 can be designed to work on any PC based operating system, including Windows 2000. This allows the system to function with the many different types of VSCode(TM) applications such as bankcards, access control, personnel identification, border control, and hospital identification cards. The FCR-100 is connected to the PC or server via a USB cable, and it can be set up for a wireless application or to allow multiple reading stations to be connected to a single computer.

VITS 310 Hand Held Reader

The VITS 310 is a two-dimensional barcode reader built with a monochrome CMOS type sensor. This scanner contains a built-in processor allowing it to read and decode Vericode(R).

The light-weight (75g) hand-held scanner can run on multiple operating systems such as Windows 98 SE, Win ME, Win 2000 and XP. It can also utilize the capabilities of a PDA running Pocket PC 2002.

The VITS is connected to an output screen via a USB cable allowing mobility and flexibility. Users of this scanner can embed their decoding functions inside the reader or develop their own firmware based on the CPU.

HHP 4410  Hand Held Scanner

The HHP 4410 scanner is a hand held input device for reading and decoding two dimensional (2D) symbology. The HHP 4410 scanner is configured to read a wide range of Vericode(R) symbology. Meeting the high reliability requirements of real life applications, it can read symbols ranging up 100 characters encoded. It is also omni-directional, permitting the user to scan the codes from any direction.

Due to its capability to be self-illuminating, the HHP 4410 can tolerate a wide variety of ambient lighting conditions. This scanner is constructed for industrial and other heavy-use environments.

Its integrated processing power is built into the firmware housed in the body of the scanner allowing it to be used with multiple types of output methods including PDA's.

Delphis

The Delphis reader is a lightweight (42grams) stylish and compact reader. It is a contact type scanner that contains an internal LED light source enabling it to be an easy one touch scan. This scanner can read Vericode(R) symbols up to 200 bytes with a minimum cell size of 0.15mm.

The Delphis contains a software keyboard wedge, that enables users to use the scanner without having to develop interface software. It contains a USB interface allowing it to easily connect to a standard PC or PDA running a standard Windows operating system (Windows 98/ Me/2000/XP/CE).

The Delphis can be used remotely via a PDA or other wireless system or be tied into a PC system through a USB connection.

VIS-5RC Stationary Reader

The VRS-5RC, an industrial barcode smart reader, is the result of a partnership between Veritec and DVT Sensors. The VIS-5RC includes OCR/OCV capabilities with the ability to read 200 codes per second. It achieves absolute accuracy even in less than ideal industrial environments. Character voids and blemishes present no problems for the intelligent scanner and built in EDAC software.

The ability to read Vericode(R) is built directly into the firmware of the camera allowing it to process information quickly and accurately, making it a key requirement in the LCD manufacturing application. Multiple readers can be connected to a central server making it ideal for large manufacturing facilities.

The F-250 Fixed Station

The Veritec F-250 reading system is a complete system capable of reading and decoding Vericode(R) symbols. The Veritec F-250 consists of several modular elements. Depending upon the environment and operating conditions, an appropriate video camera is selected and is cabled directly to a high performance computer. The computer is housed in a rugged chassis to permit successful operation in industrial environments. A variety of modular software programs, customized for the specific application, are installed in the computer. Advanced gray-scale of color image processing and image analysis software result in extremely high reading reliability.

The F-250 reader constitutes a significant advance from our earlier reader, the F-225. The F-250 uses a Microsoft Windows(R) operating system, while the older model uses DOS. The F-250 also uses a relatively inexpensive camera specifically designed for computerized vision work, whereas the F-225 used an expensive scientific grade camera and a frame grabber.

Because the F-250's camera is designed to work on Windows-based computers, it should be able to be incorporated into a wide range of existing computer-controlled manufacturing systems.

Secure ID Business

The new creation of a specialized version of the Vericode(R) which is used to encode biometric data into a 2-D matrix, called VSCode(TM), will be marketed in the arenas of corporate and national identification cards. Each unique version of the encoding contains several hundred bytes of data for fingerprint and other biometric encoding. This code can be printed or etched on a large range of materials, most notably onto identification cards.

VSCode(TM) is ideal for bankcards or high security applications. Because the code is encrypted on the card and not within a database, VSCode(TM) provides high privacy for the individual while maintaining high security for the institution. VIVI has filed for a patent in Japan for the VSCode(TM).

Manufacturing Operations and Supplies

All of our sales during 2003 were of software written by our engineers. We contract with third parties to manufacture and assemble our readers. We believe that there are a number of suppliers available and do not expect to be dependent on a single source for such services.

Patents

We have received U.S. patents on the Vericode(R): number 4,924,078 issued in 1990 and number 5,612,524 issued in March 1997. We have a European Patent, EP0438841, in France, Germany, and Great Britain. U.S. patent 5,331,176, issued in 1994, covers a method for illuminating two-dimensional barcodes with handheld readers. We believe that our core patents, 4,924,078 and 5,612,524 cover technology similar to that used by a wide range of companies. We have sent copies of our patents to many of these companies, suggesting that they review their products in light of these patents. To date we have received little interest in licensing our patents, but we intend to continue to explore this opportunity. We filed for an additional U.S. patent related to the VeriCode technology.

Trademarks

We recently filed applications to register the trademark "VeriSecure" in the USA. We have also filed applications to trademark "VSCode(TM)" in the following countries: Taiwan, South Korea, Singapore, Japan, China, and Vietnam. In addition we have filed trademark for VeriCode(TM)in the following countries:
China, Singapore, Vietnam, and Australia.

Seasonality

We have not historically experienced seasonality.

Major Customers/Marketing

During the fiscal year ended June 30, 2003, two customers accounted for 70% of our revenues. Our largest customer was Sungjin Neotech Co., Ltd. ("SNC"), our Korean distributor. During the fiscal year ended June 30, 2002, two customers accounted for 51% of our sales. Foreign revenues accounted for 93% of the Company's revenues in 2003 and 75% in 2002.

We previously received royalties from Mitsubishi Corporation under non-exclusive license agreements for sales in Korea, Taiwan, and other countries. These royalties were paid on a quarter basis. We have terminated these agreements. Additional information is supplied under "Item 3 - Legal Proceedings." We do not expect to receive additional royalties past the last payment for the period of April through June 2002 from Mitsubishi Corporation. We believe that Mitsubishi violated the contracts in several respects and are currently in arbitration with Mitsubishi over these issues.

There can be no assurance that our sales and licensing activities will be successful or that they will generate significant revenues in the future.

Engineering, Research and Development

We currently have four full-time engineers and two consultants in Veritec USA and 4 full-time engineers in VIVI Japan. Despite the fact that we are trying to improve our products and to develop new ones, there is no certainty that we will be able to develop, manufacture and market products that will receive broad acceptance and permit us to become profitable.

Competition

The "symbology" business in which we operate is intensely competitive. There can be no assurance that we will be able to successfully compete in the "symbology" business.

Our VeriCode(R) / VSCode(TM) symbol competes with alternative machine-readable symbologies such as conventional bar code systems, including UPC, EAN Code 39 and Code 49, and alphanumeric systems such as OCR-A and OCR-B. Competitors offering these alternative symbologies include numerous label and bar code printer equipment companies who offer various parts of bar code related systems.

The "Data Matrix" two-dimensional bar code is an established competitor to the Vericode(R). The Data Matrix code was popularized by Robotic Vision Systems, Inc., which declared the Data Matrix symbol to be "in the public domain." In contrast, our Vericode(R) Symbol and technology are protected by various U.S. and European patents. We believe that while many potential customers will prefer to use a system that is believed to be in the public domain, other companies, especially those in the ID card business, will prefer to purchase "closed" or proprietary systems, and that our technology may be well-suited for these potential customers.

Environmental Compliance

We believe that we are in compliance with all current federal and state environmental laws.

Employees

As of June 30, 2003, we had six full-time and two part-time employees compared to five full-time employees and one part-time employee in 2002. In addition, several consultants have worked on various projects and specific needs throughout the year. As we grow we continually evaluate the needs of the company to fill those needs.


ITEM 2  DESCRIPTION OF PROPERTY

We are leasing approximately 2,500 square feet of office and laboratory space at 9400 Golden Valley Road, Golden Valley, MN 55427, which serves as our primary place of business. Our lease payments are $4,792 per month.


ITEM 3  LEGAL PROCEEDINGS

On June 30, 2000 we were served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT ((Wx))). This suit was brought by a shareholder and former director of the corporation. The action was brought against us, and various individuals claiming that certain corporate actions were taken without proper authority of the corporation's board of directors and/or contrary to the plan of reorganization the corporation filed and completed under Chapter 11 of the U.S. Bankruptcy Act. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. This case is in the discovery phase, but no discovery has been undertaken to date. We intend to defend this action vigorously.

On January 10, 2002, we initiated an arbitration against Mitsubishi, Inc. in Los Angeles, California alleging, among other things misappropriation of trade secrets and breach of contract. Phase I of the arbitration was completed on July 2, 2003. Phase II of the arbitration was scheduled to go forward on October 20, 2003; however, a request has been made to extend the commencement of Phase II to November 30, 2003. At this time, there has been no final award granted by the arbitration panel.

We filed a lawsuit against Robotic Vision Systems, Inc. (RVSI) on March 20, 2003, in the United States District Court for the District of Massachusetts for breach of contract seeking damages in excess of $75,000.00. We are unsure whether we will be successful in this litigation, and we have not recorded any receivables or made any other accounting adjustments with respect to any potential recovery.

SEC Reporting Obligations

We are subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the "1934 Act"), which, among other things, requires the filing of annual and quarterly reports and proxy materials with the Securities and Exchange Commission (the "SEC"). Prior to September 1999, we did not comply with several filing requirements. However, since September 1999, we have been current on all filings. To our knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with our prior reporting violations. However, there can be no assurance that we will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, we may be subject to penalties, including among other things, suspension of trading in our securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1933 Act, injunctive relief to prevent future violations and/or criminal prosecution.

We do not plan to issue an annual report to our shareholders.

The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov. Other information about us can be found at our website, www.veritecinc.com and by contacting the company at 1430 Orkla Drive, Golden Valley, MN 55427.


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

----------------------------------------------- ---------------------------------- ------------------------------------
                 Common Stock                              Fiscal 2003                         Fiscal 2002
                 ------------                              -----------                         -----------
                Quarter Ended                        High              Low              High               Low

----------------------------------------------- ---------------- ----------------- ---------------- -------------------
                  September 30                        .45              .26               .42               .18
----------------------------------------------- ---------------- ----------------- ---------------- -------------------
                  December 31                         .36              .19               .21               .15
----------------------------------------------- ---------------- ----------------- ---------------- -------------------
                  March 31                            .37              .20               .29               .18
----------------------------------------------- ---------------- ----------------- ---------------- -------------------
                  June 30                             .60              .16              1.00               .11
----------------------------------------------- ---------------- ----------------- ---------------- -------------------

Shareholders

As of September 15, 2003 there were approximately 842 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).

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

On March 28, 2002, our board of directors approved the issuance of 1,000 shares of common stock to Lori Simonson, 50,000 shares of common stock to Erin Binder, and 25,000 shares of common stock to Mass Kuriyama. Ms. Binder is a consultant to the Company, and the shares issued to her were in consideration of past services. Mr. Kuriyama is the former principal of Iconix, and the shares issued to him were in consideration of services to be rendered to the Company. The shares were issued at a price of $0.23 per share, the reported market price at the date of issuance. As these stock issuances did not involve any public offering, they were exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

On April 1, 2002, we issued 150,000 shares of common stock to Veritec Iconix Ventures, Inc. as a part of our investment in such entity. The shares were issued at a price of $0.23 per share, the reported market price at the date of grant. As this stock issuance did not involve any public offering, it was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

On March 11, 2003, we issued 5,000 shares of common stock to Kevin Foley and 25,000 shares of common stock to Hirohide Komatsu for consulting services. The shares were issued at a price of $0.25 per share, the reported market price at the date of issuance. As these stock issuances did not involve any public offering, they were exempt from registration pursuant to section 4(2) of the Securities Act of 1933.


ITEM 6  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

Veritec was incorporated in the state of Nevada on September 8, 1982. Since we emerged from bankruptcy in 1999 we have relied on payments from our principal shareholder, The Matthews Group, ("TMG"), to fund operations, as our revenue has not been sufficient to cover expenses. As of June 30, 2003 TMG had paid $1,149,440. This amount is $242,033 more than the amount specified in the bankruptcy plan. The remaining obligation of TMG is $850,560, which is to be paid over the next 5 years. We expect that TMG will continue to perform on this obligation.

During the fiscal year ended June 30, 2003, we had continuing losses from operations. We had working capital deficits in the amount of $1,433,440 and $436,545 as of June 30, 2003 and June 30, 2002, respectively. Working capital is an important measure of our ability to meet our short-term obligations.

Results of Operations - June 30, 2003 compared to June 30, 2002

We had revenues of $2,352,391 during the year ended June 30, 2003 as compared to revenues of $874,092 during the year ended June 30, 2002.

Revenue

Revenues rose from $874,092 in 2002 to $2,352,391 in 2003, an increase of 269%. There are several reasons for this increase. Our revenues have increased due to our major distributor Sung Jin Neotech, our Korean distributor. Also, sales from other customers have also increased. In addition, VIVI-Japan a wholly owned subsidiary contributed $1,190,650 in revenues. Our security software has gained significant acceptance in the Asian marketplace. We are now providing both hardware and software to our customers.

We continue to concentrate our efforts in the Asian market where we seem to have the best opportunities to grow revenue rapidly.

Operating expenses in fiscal 2003 versus 2002 were as follows:

                                                            June 30, 2003               June 30, 2002
                                                            -------------               -------------
     Selling, general and administrative expenses           $  2,504,951                  $949,175
     Research and development                                    148,163                    42,541
     Amortization                                                 58,703                    40,000

Selling, general and marketing expenses of $2,504,951 for the year ended June 30, 2003 were $1,555,776 or 164% higher than selling, general and marketing expense of $949,175 for the year ended June 30, 2002. The increase is largely due to the impact of $1,171,722 of legal and professional fees relating to the Mitsubishi lawsuit and public company reporting requirements. Without these legal and professional expenses, selling, general and administrative expenses would be $1,333,229 for the year ended June 30, 2003.

Research and development expenses of $148,163 for the year ended June 30, 2003 were $105,622 or 248% higher than research and development expense of $42,541 for the year ended June 30, 2002. The increase in these expenses relates to a development agreement with Lite On Semiconductor, additional staffing, and contract labor costs due to our research and development focus on the development of the VSCode software. The software, which authenticates an individual through the use of fingerprints, will be marketed in fiscal year 2004.

We continued to amortize the cost of our purchased software and technology rights resulting in $58,703 in amortization expense in 2003 as compared to $40,000 in 2002.

Strategic Restructuring and Operations Plan

We will continue to focus on expanding our LCD markets in Asia by licensing our software and our patents. We believe that we can become a profitable company by expanding out target to other lucrative markets such as the " Secure ID business," such as driver's licenses, license plates, identification cards, and credit cards.

Due to our VSCode(TM) capability of storing 4,451 bytes of data, our customers will be able to include "biometric" (fingerprint, facial dimensions, etc.) information in the symbol. This large data storage capability will allow the user to retrieve the information without being connected to a database. Additionally, our technology is proprietary, and we provide security features within our hardwares and softwares that protect against counterfeiting.

Capital Expenditures and Commitments

During the fiscal year ended June 30, 2003, we made $11,520 in capital purchases compared to $2,008 in 2002.

On January 30, 2002, Veritec, Inc. and The Matthews Group, LLC formed Veritec Iconix Ventures, Inc. (VIVI), a Delaware corporation. Each of them owned 50% of the outstanding shares of common stock of VIVI. In April 2002, The Matthews Group loaned us $100,000, $50,000 of which we subsequently used to make its initial capital contribution to VIVI. The promissory note to The Matthews Group bears interest at a rate of 10% per annum and is due in one year. Additionally, the promissory note is convertible into common stock of the company at a price of $0.25 per share.

Subsequent to the formation of VIVI, on February 13, 2002, VIVI entered into an agreement to purchase 100% of the outstanding equity securities of Iconix, Inc., a Japanese corporation, pursuant to a Stock Purchase Agreement, dated February 13, 2002, by and among VIVI, Iconix, Inc., Masayuki Kuriyama and Yoshihiro Tasaka. The total consideration for the purchase consisted of 300,000 shares of our common stock and $100,000 in U.S. dollars. The 150,000 shares contributed by us represented newly issued shares of our common stock. The 150,000 shares contributed by The Matthews Group represented a portion of the shares already owned by The Matthews Group.

On June 25, 2003, we acquired the remaining 50% of Veritec Iconix Ventures, Inc. from The Matthews Group. The purchase price was $50,000 in cash and 150,000 shares of stock, the original price paid by The Matthews Group on February 13, 2002. We issued 150,000 shares to The Matthews Group and issued a promissory note for $50,000. The promissory note to The Matthews Group bears interest at a rate of 10% per annum and is due in one year.

At the same time, we agreed to sell VIVI's textile business to Com Techno Alpha Inc., a Japanese corporation. As a part of the sale, Yoshihiro Tasaka, the principal of Com Techno and a former employee and officer of VIVI, agreed to return to us 120,000 shares of our common stock. This stock has been returned to us and was subsequently cancelled. We are also negotiating an agreement with Com Techno under which Com Techno will pay us 8,100,000 yen to be paid at a rate of 225,000 yen per month for thirty-six months ($67,782 and $1,883 respectively in U.S. dollars). The agreement does provide for acceleration of payments to be received for each sale of a Tuft Controller by COM to this customer. We expect to have this agreement finalized in October 2003.

Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Liquidity and Factors That May Affect Future Results

A number of uncertainties exist that may affect our future operating results. These uncertainties include general economic conditions, market acceptance of our products and our ability to manage expense growth. We have sustained significant losses and expect the losses will continue through fiscal year 2004 at a decreasing rate. Our cash on hand is not sufficient to fund current operating needs. Therefore, the continued operation of our company will continue to be dependent on cash flows from The Matthews Group. There is no assurance that The Matthews Group will complete the obligations or that the payment required to be made by The Matthews Group will be adequate. We are seeking additional debt or equity financing, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for our needs.

Although no certainties exist, we feel that cash flows from operations will at least partially fund cash needs in 2004. Sales leads continue to be strong. Based on past success rates, we believe a percentage of these leads will agree to purchase product. It is expected that cash from these new sales will be more towards the first half of 2004 because of the long cycle in the selling process. For 2004 the Company will be enlisting distributors to help market our products. Several distributors have signed distributorship agreements in 2003 and several more have shown serious interest in 2004. Cash will be generated by requiring distributors to pay a $200,000 license fee which will give the distributors the opportunity of discounted software prices and allow the distributors to be more competitive in their marketing region.

Continued competition may drive down the price at which we can sell our products, and reduced capital expenditures by our customers may also have a negative impact.

Net cash used in operating activities consisted primarily of net losses of $1,176,941 and $182,646 for the years ended June 30, 2003 and 2002, respectively. Of this June 30, 2003 loss, $1,171,722 is related to legal and professional fees related to the Mitsubishi lawsuit and to our reporting obligations as a public company. Without these items, we would have a net loss of $5,219. Accounts receivable decreased by $115,765 due to more aggressive collection efforts and customers' partial payment of orders in advance. Inventories decreased by $106,953 due to the reduced work-in-progress in VIVI. Accounts payable increased by $665,071 primarily relating to unpaid legal invoices. The Company made capital expenditures of $11,520 and paid down long term debt of $103,514. The operating and investing cash flow deficits in 2003 were funded through: proceeds from scheduled payments on the subscription receivable of $222,222, of which $82,300 was received in cash and $139,922 from prior prepayment and borrowing of $290,000 from Van Tran and The Matthews Group. As of June 30, 2003 the prepayment balance from The Matthews Group was $242,033. This prepayment could be used by The Matthews Group to cover 13 payments under the subscription receivable agreement or all of the scheduled payments for fiscal year 2004. From July 1, 2003 through the date of our independent auditor's report, The Matthews Group had used this prepayment to satisfy all of its scheduled payments under the agreement, and no monies have been received under the subscription receivable.

Management has taken steps to manage expense and believes that existing cash, together with cash flows generated by product sales and raising capital will be sufficient to fund operations through 2004 and until we achieve positive cash flow.

Debt Forgiveness

In 2002, we recognized debt forgiveness of $70,429 related to the elimination of a liability we disputed. It is our position that if this liability was valid, it constituted pre-bankruptcy indebtedness. The individual claiming this obligation never filed a claim in our bankruptcy. As such, we determined that the liability should be eliminated.

In 2002, we also settled another remaining bankruptcy obligation through issuance of 25,000 shares of our common stock as provided for in our plan of reorganization. This settlement resulted in recognition of gains on debt forgiveness totaling $42,000.

The total amount of debt forgiveness as of June 30, 2002, resulted in a total gain of $188,417. This amount is comprised of the $70,429 and $42,000 as described above plus $75,988 from a settlement with a former employee, discussed under "Item 3 - Legal Proceedings."

ITEM 7  FINANCIAL STATEMENTS

                                  VERITEC, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
INDEPENDENT AUDITOR'S REPORT.....................................................................................17

CONSOLIDATED BALANCE SHEETS......................................................................................18

BALANCE SHEETS...................................................................................................19

CONSOLIDATED STATEMENTS OF OPERATIONS............................................................................20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME..................................................................21

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)........................................................22

CONSOLIDATED STATEMENTS OF CASH FLOW.............................................................................23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................................24

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
Veritec Inc.
Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec Inc., as of June 30, 2003, and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the consolidated financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec Inc., as of June 30, 2003, and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company incurred a net loss of $1,176,941 during the year ended June 30, 2003, and, as of that date, had an excess of liabilities over assets of $1,789,823. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this matter.


/s/ Callahan, Johnston & Associates, LLC


CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
September 24, 2003



            7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
                  Telephone: (612) 861-0970 Fax: (612) 861-5827
                          Email: cjacallahan@qwest.net

                                  VERITEC, INC.

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2003 AND 2002

                                                                 2003              2002
                                                               --------          --------
ASSETS

Current Assets:
   Cash                                                        $325,193          $158,760
   Accounts receivable:
     Trade, net of allowance for doubtful
       accounts of $25,000 in 2003 and $3,500 in 2002
                                                                185,174           300,939
   Inventories
                                                                 11,585           118,538
Prepaid expenses
                                                                 32,791            22,567
                                                               --------          --------

         Total current assets
                                                                554,743           600,804
                                                               --------          --------

Fixed assets:
   Furniture and equipment
                                                                 62,511            50,991
   Vehicle
                                                                 41,481            41,481
                                                               --------          --------

         Total cost                                             103,992            92,472
   Less accumulated depreciation
                                                                 89,323            73,712
                                                               --------          --------

   Fixed assets, at book value
                                                                 14,669            18,760
                                                               --------          --------

Other assets:
   Software costs, net of accumulated
     amortization of $146,666 in 2003 and
       $106,667 in 2002                                          53,334            93,333
   Technology rights, net of accumulated amortization

     of $18,703 in 2003 and $-0- in 2002                         66,540                --
   Long-term prepaid expenses
                                                                  7,827           126,520
                                                               --------          --------

         Total other assets                                     127,701           219,853
                                                               --------          --------




         Total assets                                          $697,113          $839,417
                                                               ========          ========



    The accompanying notes are an integral part of these financial statements

                                  VERITEC, INC.

                                 BALANCE SHEETS

                             JUNE 30, 2003 AND 2002


                                                                2003                  2002
                                                            ------------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

   Notes payable - related parties                          $    340,000           $      9,800
   Convertible note - related party                              497,374                497,374
   Current maturities of long-term debt                          109,878                103,566
   Bank overdraft
                                                                      --                 35,523

   Accounts payable:                                             777,414                 89,311
   Accrued expenses:

     Payroll and related                                         107,015                 86,833

     Interest                                                    130,763                 64,660
     Other
                                                                  22,827                138,827
             Deferred revenue
                                                                   2,912                 11,455
                                                            ------------           ------------

           Total current liabilities                           1,988,183              1,037,349

Long-term debt                                                   256,720                214,046

Prepayment on stock and subscription receivable                  242,033                381,956
                                                            ------------           ------------

           Total liabilities                                   2,486,936              1,633,351
                                                            ------------           ------------

Minority interest in Veritec Iconix Ventures, Inc.
                                                                      --                 76,588
                                                            ------------           ------------

Stockholders' equity deficit:
   Preferred stock, par value $1.00,
     authorized 10,000,000 shares,
     275,000 shares of Series H
     authorized                                                  366,007                366,007
   Common stock, par value $.01,

     authorized 20,000,000 shares                                 71,268                 69,469
   Subscription receivable                                      (860,326)              (989,417)
   Additional paid in capital                                 11,922,440             11,795,109
   Accumulated deficit                                       (13,288,631)           (12,111,690)
   Accumulated other comprehensive income (loss)
                                                                    (581)                    --
                                                            ------------           ------------
           Stockholders' equity (deficit)                     (1,789,823)              (870,522)
                                                            ------------           ------------

           Total liabilities and
             stockholders' equity (deficit)                 $    697,113           $    839,417
                                                            ============           ============



    The accompanying notes are an integral part of these financial statements

                                  VERITEC, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED JUNE 30, 2003 AND 2002


                                                   2003                   2002
                                                -----------           -----------
Total revenues                                  $ 2,352,391           $   874,092

Cost of sales                                       741,769               159,282
                                                -----------           -----------

Gross profit                                      1,610,622               714,810
                                                -----------           -----------

Expenses
  Selling, general and administrative             2,504,951               949,175

  Research and development                          148,163                42,541
  Amortization
                                                     58,703                40,000
                                                -----------           -----------

Total expenses                                    2,711,817             1,031,716
                                                -----------           -----------

Income (loss) from operations                    (1,101,195)             (316,906)
                                                -----------           -----------

Other income (expense):
  Debt forgiveness
                                                         --               188,417
  Interest income (expense), net
                                                    (74,056)              (58,179)
  Other income (expense)
                                                         --                (3,161)
  Minority interest in loss in Veritec
    Iconix Ventures, Inc.
                                                         --                 7,912
                                                -----------           -----------

Total other income (expense)
                                                    (74,056)              134,989
                                                -----------           -----------

Net income (loss) before income taxes            (1,175,251)             (181,917)

Income tax expense
                                                      1,690                   729
                                                -----------           -----------

Net income (loss)                               $(1,176,941)          $  (182,646)
                                                ===========           ===========

Basic loss per common share                     $     (0.17)          $     (0.03)
                                                ===========           ===========

Diluted loss per common share                   $     (0.17)          $     (0.03)
                                                ===========           ===========



    The accompanying notes are an integral part of these financial statements

                                  VERITEC, INC.


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                       YEARS ENDED JUNE 30, 2003 AND 2002


                                      2003           2002
                                  -----------    -----------
Net income (loss)                 $(1,176,941)   $  (182,646)

Currency translation adjustment
                                         (581)          --
                                  -----------    -----------

Comprehensive income (loss)       $(1,177,522)   $  (182,646)
                                  ===========    ===========




    The accompanying notes are an integral part of these financial statements

                                  VERITEC, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED JUNE 30, 2003 AND 2002




                                                                                       Additional
                                    Preferred Stock      Common Stock   Subscription    Paid in
                                    Shares   Amount    Shares   Amount   Receivable     Capital
                                    ------  -------- --------- -------- ------------  -----------
BALANCE, July 1, 2001               76,000  $366,007 6,695,849 $ 66,959  $(1,106,271) $11,613,478

  Settlement of accounts payable
    for stock at $.80 per share         --        --    25,000      250           --       19,750

  Receipt of 317,932 shares of
    Company's common stock as
    part of legal settlement            --        --        --       --           --           --

  Resale of 317,932 shares of
    Treasury stock at $.10 per
    share to a principal of
    The Matthews Group                  --        --        --       --           --        6,793

  Common stock issued for services
    service at $.23 per share           --        --     76,000     760           --       16,720

  Common stock issued for
    investment at $.23 per
    share                               --        --    150,000   1,500           --       33,000

  Imputed interest on
    subscription receivable             --        --         --      --     (105,368)     105,368

  Payments receivable on
    subscription receivable             --        --         --      --      222,222           --

  Loss from operations                  --        --         --      --           --           --
                                    ------  -------- --------- -------- ------------  -----------

BALANCE, June 30, 2002              76,000   366,007 6,946,849   69,469     (989,417)  11,795,109

  Issuance of common stock for
    Technology rights and
    services at $.20 per share          --        --    30,000      300           --        5,700

  Issuance of restricted
    common stock to related
    party as part of
    acquisition at $.20 per share       --        --   150,000    1,500           --       28,500

  Imputed interest on
    subscription receivable             --        --        --       --      (93,131)      93,131

  Payments received on
    subscription receivable             --        --        --       --      222,222           --

  Foreign currency
    translation adjustments             --        --        --       --           --           --

  Loss from operations                  --        --        --       --           --           --
                                    ------  -------- --------- -------- ------------  -----------

BALANCE, June 30, 2003              76,000  $366,007 7,126,849 $ 71,268 $   (860,326) $11,922,440
                                    ======  ======== ========= ======== ============  ===========


                                                 Accumulated
                                                   Other
                                                Comprehensive               Stockholders'
                                     Treasury      Income      Accumulated     Equity
                                       Stock       (Loss)        Deficit       Deficit
                                     --------  -------------  -------------  -----------
BALANCE, July 1, 2001                 $    --  $          --  $(11,929,044)  $ (988,871)

  Settlement of accounts payable
    for stock at $.80 per share            --             --            --       20,000

  Receipt of 317,932 shares of
    Company's common stock as
    part of legal settlement          (25,000)            --            --      (25,000)

  Resale of 317,932 shares of
    Treasury stock at $.10 per
    share to a principal of
    The Matthews Group                 25,000             --            --       31,793

  Common stock issued for services
    service at $.23 per share              --             --            --       17,480

  Common stock issued for
    investment at $.23 per
    share                                  --             --            --       34,500

  Imputed interest on
    subscription receivable                --             --            --           --

  Payments receivable on
    subscription receivable                --             --            --      222,222

  Loss from operations                     --             --      (182,646)    (182,646)
                                     --------  -------------  ------------   ----------

BALANCE, June 30, 2002                     --             --   (12,111,690)    (870,522)

  Issuance of common stock for
    Technology rights and
    services at $.20 per share             --             --            --        6,000

  Issuance of restricted
    common stock to related
    party as part of
    acquisition at $.20 per share          --             --            --       30,000

  Imputed interest on
    subscription receivable                --             --            --           --

  Payments received on
    subscription receivable                --             --            --      222,222

  Foreign currency
    translation adjustments                --           (581)           --         (581)

  Loss from operations                     --             --    (1,176,941)  (1,176,941)
                                     --------  -------------  ------------   ----------

BALANCE, June 30, 2003                     --  $        (581) $(13,288,631) $(1,789,823)
                                     ========  =============  ============  ===========




    The accompanying notes are an integral part of these financial statements

                                  VERITEC, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOW

                       YEARS ENDED JUNE 30, 2003 AND 2002

                                                                                2003                  2002
                                                                            ------------          ------------
Cash flow from operating activities:
  Net loss                                                                  $(1,176,941)          $  (182,646)
Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation and amortization                                                70,216                55,302
    Issuance of stock for services                                                1,000                76,000
    Gain on debt forgiveness                                                         --              (188,417)
(Increase) decrease in assets:
  Accounts receivable                                                           115,765               139,504

  Inventory                                                                     106,953               (23,622)

  Prepaid expenses                                                              108,469                (2,567)
Increase -decrease in liabilities:

  Accounts payable and accrued expenses                                         665,071                76,465
  Deferred revenue
                                                                                 (8,543)             (142,696)
                                                                            -----------           -----------
Net cash used by operating activities                                          (118,010)             (192,677)
                                                                            -----------           -----------

Cash flow from investing activities:
                                                                            -----------           -----------
  Purchase of equipment                                                         (11,520)               (2,008)
                                                                            -----------           -----------

Cash flow from financing activities:
  Bank overdraft
                                                                                (35,523)               29,661
  Proceeds from stock issuance, subscription
    receivable, and prepayment on stock
                                                                                 82,300               384,500
  Proceeds from notes payable - related parties                                 290,200               110,000
  Payments on notes payable - related parties
                                                                                (10,000)              (35,000)
  Proceeds of notes payable
                                                                                 72,500                    --

  Payments on long-term debt payable                                           (103,514)              (87,566)
  Distributions to prior VIVI owners as part of purchase agreement
                                                                                     --              (100,000)
                                                                            -----------           -----------
Net cash provided by financing activities                                       295,963               301,595
                                                                            -----------           -----------

Increase -decrease in cash                                                      166,433               106,910


Cash at beginning of year                                                       158,760                51,850
                                                                            -----------           -----------

Cash at end of year                                                         $   325,193           $   158,760
                                                                            ===========           ===========


   The accompanying notes are an integral part of these financial statements

                                  VERITEC, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Business

Veritec Inc. (the "Company") was incorporated in Nevada on September 8, 1982. The Company is primarily engaged in development, marketing and sales of a line of microprocessor-based encoding and decoding system products that utilize its patented Vericode Symbol technology. The Company's readers and scanners enable a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data to a product that enables automatic identification and collection of data. The Company has also developed its Secured Identification System with its VSCode that enables the storage of biometric information of the two-dimensional VSCode for subsequent verification of its authenticity.

On February 25, 2002, Veritec Iconix Ventures, Inc. (VIVI) was incorporated under the laws of the State of Delaware. In April 2002, the Company and The Matthews Group each contributed $50,000 and 150,000 shares of the Company's common stock for fifty percent ownership in VIVI. The 150,000 shares of the Company's common stock contributed by The Matthews Group were previously owned by them.

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

On June 25, 2003, Veritec entered into an agreement with The Matthews Group to purchase their 50% ownership of VIVI at the acquisition price of $50,000 and 150,000 shares of stock, the original price paid by The Matthews Group on February 13, 2002. The Company issued 150,000 shares to The Matthews Group and carried a promissory note of $50,000 (See Note 5). At the same time, we agreed to sell VIVI's textile business to Com Techno Alpha Inc., a Japanese corporation. As a part of the sale, Yoshihiro Tasaka, the principal of Com Techno and a former employee and officer of VIVI, agreed to return to us 120,000 shares of our common stock. This stock has been returned to us and was subsequently cancelled. We are also negotiating an agreement with Com Techno under which Com Techno will pay us 8,100,000 yen to be paid at a rate of 225,000 yen per month for thirty-six months ($67,782 and $1,883 respectively in U.S. dollars). The agreement does provide for acceleration of payments to be received for each sale of a Tuft Controller by COM to this customer. We expect to have this agreement finalized in October 2003.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Veritec Iconix Ventures, Inc. All intercompany transactions and balances have been eliminated in consolidation.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Restatement

The Company has restated its 2002 financial statements to present consolidated financial statements including the accounts of the Company and Veritec Iconix Ventures, Inc. (VIVI) consistent with the 2003 presentation. Previously the 2002 financial statements had presented the Company's then fifty-percent ownership interest in VIVI using the equity method.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with maturity of three months or less. There were no cash equivalents in 2003 or 2002.

Inventories

Inventories are stated at the lower of cost or market, principally applying the first-in, first-out (FIFO) method.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals and betterments.


                                                          Useful Life
                                                          -----------
            Furniture                                         3 years
            Equipment                                    3 to 7 years
            Vehicle                                           3 years

Depreciation expense was $11,207 in 2003 and $8,609 in 2002.

Revenue Recognition

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Revenue Recognition (Continued)

software to the customer's hardware. Once customization is completed the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted the customers do not have a right to refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances the Company delays revenue recognition and instead reflects the prepayments as deferred revenue in the accompanying financial statements.

Royalties are recognized as earned. To date these royalties have been earned in a foreign currency. The Company records these revenues in U. S. dollars at the exchange rate in effect at the date of remittance. Accordingly, the Company has historically not been susceptible to translations gains or losses.

Shipping and Handling Fees and Cost

Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be classified as cost of sales as disclosed in the notes to the financial statements. The Company included shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight and outbound freight are included in cost of sales.

Advertising

Advertising expenses are recognized in the period incurred. Advertising expenses totaled $19,797 in 2003 and $9,540 in 2002.

Research and Development

Research and development costs are charged to expense as incurred.

Intangible Assets

     Software:

     On October 12, 1999, the Company purchased certain software, source code, documentation, manuals and other written material for $50,000 and 187,500 shares of restricted common stock valued at $.80 per share. The Company has recorded this purchased software at cost, $200,000, and amortizing it over 5 years using the straight-line method.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Intangible Assets (Continued)

     Technology Rights:

     In 2003, the Company, through VIVI, acquired technology rights for the Delphi scanner for $85,243 ($80,000; 25,000 shares of the Company's common stock at $.20 per share; and $243 in incidental costs). These technology rights are recorded at cost in the accompanying financial statements and are being amortized on a straight-line basis over their estimated useful life of three years.

     Future amortization of software and technology rights is as follows:

                      2004               $  68,414
                      2005                  41,748
                      2006                   9,712
                                        ----------
                                         $ 119,874

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

                      2003               $ 52,000
                      2002               $ 35,000

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Long-Lived Assets

In accordance with SFAS 144, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management determined that no impairment of long-lived assets existed at June 30, 2003 or 2002.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share, in addition to the weighted average determined for basic earnings per shares, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents issuable upon exercise of stock options and warrants using the treasury stock method were antidilutive and, therefore, were not included in the computations of diluted earnings (loss) per common share. Common stock equivalents issuable upon conversion of the Series H Preferred stock and the conversion of the notes payable and related accrued interest using the if - converted method were antidilutive and, therefore, were not included in the computations of diluted earnings (loss) per common share.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Earnings (Loss) Per Common Share (Continued)


                                                                     2003                  2002
                                                                  -----------           -----------
Weighted - average number of common
  shares outstanding for basic EPS                                  7,031,846             6,767,202
                                                                  ===========           ===========

Income available to common stockholders                           $(1,176,941)          $  (182,646)
                                                                  ===========           ===========
Adjustment for after-tax amount of
  interest on convertible debt (excluded - antidilutive)                   --                    --
                                                                  -----------           -----------
Adjusted income available for common
  stockholders for diluted EPS                                    $(1,176,941)          $  (182,646)
                                                                  ===========           ===========

Weighted - average number of common
  shares outstanding for basic EPS                                  7,031,846             6,767,202
Shares from exercise of options and
  warrants (excluded - non dilutive)                                       --                    --
Shares from conversion of Series H
  preferred stock (excluded - antidilute)                                  --                    --
Shares from conversion of notes payable
  and related accrued interest (excluded - antidilute)                     --                    --
                                                                  -----------           -----------
Weighted - average number of common
  shares for diluted EPS                                            7,031,846             6,767,202
                                                                  ===========           ===========

Stock-Based Consideration

The Company has applied the fair value-based method of accounting for employee and non-employee stock-based consideration and/or compensation in accordance with FASB Statement 123 (based on quoted market prices at the date of grant and/or as earned).

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


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

     Use of Estimates:

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

     Cash Concentrations:

     The Company maintains its cash balances at one financial institution. At times, the balances may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. The fair market value of these financial instruments approximates cost.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

Concentrations, Risks, and Uncertainties (Continued)

     Accounts Receivable:

     The Company sells to domestic and foreign companies. The Company grants uncollateralized credit to customers, but require deposits on unique orders. Management.periodically reviews its accounts receivable and provides for an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

     At June 30, 2003, one customer accounted for 81% of accounts receivable. This receivable was paid subsequent to year end. At June 30, 2002, receivables from two customers totaled 76% of accounts receivable. These receivables were paid in fiscal year 2003.

     Subscription Receivable:

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

     Major Customers:

     Two major customers accounted for 70% of revenues in fiscal year 2003. Two major customers accounted for 51% of revenues in fiscal year 2002. The rights to the textile business in Japan which includes access to one of these major customers was sold in fiscal year 2004 (see Note 14). This customer accounted for 33% of the Company's sales in 2003 and 25% in 2002 (64% of VIVI's sales in 2003 and 69% in 2002).

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

     Major Customers (Continued):

     In 2003 the Company used one source for its scanner purchases. If necessary, the Company feels it could locate an alternate source for these scanners.

     Foreign Revenues:

     Foreign revenues accounted for 93% of the Company's revenues in 2003 and 75% in 2002.

     Financing Concentration:

     The Company is dependent on The Matthews Group to meet operating needs (see Notes 2, 6 and 8).

     Unasserted Claims and Disputed Liabilities:

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

     Litigation:

     A shareholder and former director of the Company has brought suit against the Company and certain individuals and entities alleging various violations of securities laws and common law claims relating to the completion of the Plan of Reorganization of the Company approved by the U.
     S. Bankruptcy Court and the issuance of stock. The Company has and intends to continue to vigorously defend this action. A pretrial discovery order has been entered, but to date only limited discovery has been undertaken. The Company feels that the likelihood of an unfavorable outcome is minimal. No estimate can be made at this time of the amount of potential loss should the Company not prevail in this matter.

     On January 10, 2002, Veritec initiated an arbitration against Mitsubishi, Inc. in Los Angeles, California alleging, among other things, misappropriation of trade secrets and breach of contract. Phase I of the arbitration was completed on July 2, 2003. Phase II of the arbitration was scheduled to go forward on October 20, 2003; however, a request has been made to extend the commencement of Phase II to November 30, 2003. At this time, there has been no final award granted by the arbitration panel.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         INFORMATION (Continued)

     Litigation (Continued):

     The Company filed a lawsuit against Robotic Vision Systems, Inc. (RVSI) on March 20, 2003, in the United States District Court for the District of Massachusetts for breach of contract seeking damages in excess of $75,000.00. The Company is unsure whether it will be successful in this litigation, and its has not recorded any receivables or made any other accounting adjustments with respect to any potential recovery.

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

The Company and its wholly-owned subsidiary, Veritec Iconix Ventures, Inc.
(VIVI), file separate income tax returns. The Company files in the United States of America. VIVI's principal operations are carried out in Japan and VIVI is in compliance with Japanese filing requirements. VIVI is also in compliance with corporate and information return filing requirements in the United States of America.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These reclassifications had no net income effect.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in accompanying financial statements, the Company incurred a net loss of $1,176,941 during the year ended June 30, 2003, and has lost $13,288,631 from inception to June 30, 2003. At June 30, 2003, the Company had a $1,433,440 working capital deficiency and a stockholders' deficit of $1,789,823. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 2 - GOING CONCERN (Continued)

In September 1999, The Matthews Group committed to:

o Invest the $2,000,000 in assets required under the Plan of Reorganization (see Note 8: Stockholders' Equity (Deficit); Subscription Receivable),

o    Pay the delinquent amounts due under the secured note (see Note 5), and

o    Finance the operations of the Company.

To date The Matthews Group has funded $907,407 under the subscription receivable and made prepayments on the subscription receivable of $242,033 to assist the Company in meeting its cash flow needs. The Matthews Group further made payments toward and subsequently paid off the secured note to prevent the secured note holders from foreclosing (see Note 5). The Matthews Group has indicated it will continue to meet its obligation under the subscription receivable (see Note 8).

The Company's management is aggressively pursuing new sales opportunities for the Company. The Company's management also acquired the remaining fifty percent interest in Veritec Iconix Ventures, Inc. from The Matthews Group to increase the Company's viability (see Note 1.) Management is hopeful that it will be successful in these efforts, which will improve its ability to realize assets and settle liabilities in the normal course of operations. However, there is no assurance that the Company will succeed in these efforts or that the Company will continue as a going concern.


NOTE 3 - INVENTORIES

Inventories consisted of the following:

                                                              2003                2002
                                                            ---------          ---------

     Purchased components for resale                        $  11,585          $  21,410
     Work-in-progress                                              --             97,128
                                                            ---------          ---------

                                                            $  11,585          $ 118,538
                                                            =========          =========


NOTE 4 - NOTES PAYABLE - RELATED PARTIES

On June 22, 2001, this principal of The Matthews Group advanced $25,000 to the Company. In July 2001, an additional $10,000 was advanced. These advances were unsecured, due on demand and bore interest at 10%. These advances and the related interest of $600 were repaid in August 2001.

On May 22, 2002, The Matthews Group loaned $9,800 to the Company through a working capital loan to VIVI. This note is unsecured, non-interest bearing and due on demand.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 4 - NOTES PAYABLE - RELATED PARTIES (Continued)

In October 2002, the Company's President, Van Tran, loaned $90,000 to the Company for working capital needs. These notes are unsecured, bear interest at 10% and are due on demand. As of June 30, 2003, these notes have not been paid and the related interest of $6,633 is accrued in the accompanying financial statements.

In February 2003, The Matthews Group loaned $25,000 to the Company for working capital needs. This note is unsecured, bears interest at 10% and was due May 25, 2003. As of June 30, 2003, this note has not been paid and the related interest of $856 is accrued in the accompanying financial statements.

In May 2003, The Matthews Group loaned $70,000 to the Company for working capital needs. This note is unsecured, bears interest at 10% and was due June 23, 2003. As of June 30, 2003, this note has not been paid and the related interest of $729 is accrued in the accompanying financial statements.

In June 2003, Veritec entered into an agreement with The Matthews Group to purchase 50% ownership of VIVI. As part of this agreement, the Company issued The Matthews Group a promissory note of $50,000. The promissory note to The Mathews Group bears interest at a rate of 10% per annum and is due June 25, 2004 and is secured by 50% ownership of VIVI. At June 30, 2003 accrued interest on this note totaled $68.

Interest on these related party notes totaled $66,130 in 2003 and $42,180 in 2002.


NOTE 5 - CONVERTIBLE NOTES - RELATED PARTY

In April 2002, The Matthews Group loaned $100,000 to the Company for working capital needs and to fund its investment in VIVI (see Note 1). This note is unsecured, bears interest at 10% and was due March 28, 2003. Interest expense to The Matthews Group on this indebtedness totaled $9,664 in 2003 and $1,842 in 2002. Accrued expenses in the accompanying financial statements include $11,506 in 2003 and $1,842 in 2002 relating to this note. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.25 per share.

The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable collectively called "The Gant Group." Payments by The Matthews Group to the Gant Group were as follows:

    Principal                      $ 286,453
    Interest                          75,069
    Legal fees                         5,000
                                   ---------
                                   $ 366,522
                                   =========

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 5 - CONVERTIBLE NOTES - RELATED PARTY (Continued)

These amounts paid to the Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,374 note on December 1, 2000. This note is unsecured, bears interest at 10%, and is due on demand for either cash or convertible into Veritec common stock at $.10 per share. Conversion is solely at the option of The Matthews Group.

Interest expense to The Matthews Group relating to this indebtedness totaled $39,737 in 2003 and 2002. Accrued interest related to this indebtedness is reflected in the accompanying financial statements and totaled $102,556 in 2003 and $62,818 in 2002.


NOTE 6 - PREPAYMENT ON SUBSCRIPTION RECEIVABLE

The Matthews Group has made prepayments against its Subscription Payable to the Company (see Note 8). These prepayments are unsecured and non-interest bearing. It is assumed the prepayment at June 30, 2003 will also ultimately be applied against the subscription receivable.


NOTE 7 - LONG-TERM DEBT

                                                                                  2003                 2002
                                                                                ---------            ---------
Notes payable bank are due in monthly installments of
  $11,107, including interest at 8.5%, secured by all
  corporate assets of VIVI.  Maturing August 2006.                              $ 360,393            $ 285,200

Less current maturities                                                           103,673               79,833
                                                                                ---------           ----------

                                                                                $ 256,720            $ 205,367
                                                                                =========            =========
Future maturities of long-term debt are as follows:

    Fiscal year 2004                                                            $ 103,673
    Fiscal year 2005                                                              115,357
    Fiscal year 2006                                                              125,554
    Fiscal year 2007                                                               15,809
                                                                                ---------
                                                                                $ 360,393
                                                                                =========

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Articles of Incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

As part of the Plan of Reorganization, a new Series H Convertible Preferred Stock was authorized. The Plan called for the Company to issue 275,000 shares of restricted Series H Convertible Preferred Stock in exchange for assets of $2,000,000 being invested into the Company. Each share of Series H Convertible Preferred Stock is convertible into 10 restricted shares of the Company's common stock at the option of the holder.

In September 1999, The Matthews Group received 275,000 shares of Series H Convertible Preferred stock in exchange for a promissory note in the amount of $2,000,000 (see Note 8 Stockholders' Equity (Deficit); Subscription Receivable). The Matthews Group exercised the conversion privilege and converted 200,000 preferred shares to 2,000,000 restricted shares of the Company's common stock.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Stock Option

The Company has issued options to various directors, employees and consultants on a discretionary basis. These options are for the purchase of a fixed number of shares of stock of the Company at a stated price for a specified period. Compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid for the stock at exercise. In 2003 and 2002, the Company only issued options at the quoted market price at the date of grant and has not recognized any expense relating to these issuances. The current options expire at different dates between June 2004 and June 2006. A summary of stock options is as follows:

                                                                         Option Price
                                                      Number of            Range Per
                                                       Shares               Share
                                                      ---------          ------------

          Balance at June 30, 2001                       80,000           $.23 to $.80
          Granted                                       100,000           $       0.09
          Exercised                                          --                     --
                                                       --------           ------------
          Balance at June 30, 2002                      180,000           $.09 to $.80

          Expired                                       (25,000)          $       0.31
          Exercised                                          --                     --
                                                       --------           ------------

          Balance at June 30, 2003                      155,000           $.09 to $.80
                                                       ========           ============

               Options vested and exercisable           155,000
               Shares reserved for options                   --
                                                       ========

Subscription Receivable

In September 1999, the Company accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under the Plan of Reorganization (see Note 8
- Stockholders' Equity (Deficit); Preferred Stock). This funding is in the form of a promissory note that calls for 108 monthly payments to the Company of $18,518.52. These payments are non-interest bearing and are secured by a pledge of properties controlled by principals of The Matthews Group. In July 2001, a California Deed of Trust and Minnesota mortgages were filed against various pledged properties to partially collateralize the subscription.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

The subscription receivable activity, using a ten percent interest factor, is as follows:

                                                   Future
                                                   Dollar               Imputed               Present
                                                   Amount               Interest               Value

          At inception                          $ 2,000,000           $  (684,641)          $ 1,315,359
            Imputed interest - FY 2000
                                                         --               137,431               137,431

            Subscription payments                  (240,741)                   --              (240,741)
                                                -----------           -----------           -----------

            At June 30, 2000                      1,759,259              (547,210)            1,212,049

            Imputed interest - FY 2001
                                                         --               116,444               116,444

            Subscription payments                  (222,222)                   --              (222,222)
                                                -----------           -----------           -----------

          At June 30, 2001                        1,537,037              (430,766)            1,106,271

            Imputed interest - FY 2002
                                                         --               105,368               105,368

            Subscription payments                  (222,222)                   --              (222,222)
                                                -----------           -----------           -----------

          At June 30, 2002                        1,314,815              (325,398)              989,417

            Imputed interest - FY 2003
                                                         --                93,131                93,131

            Subscription payments                  (222,222)                   --              (222,222)
                                                -----------           -----------           -----------

          At June 30, 2003                      $ 1,092,593           $  (232,267)          $   860,326
                                                ===========           ===========           ===========

Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

The Matthews Group has made prepayments toward this subscription receivable (see
Note 6).

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

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


NOTE 9 - OFFICE LEASE

In fiscal year 2002 and through October 2002, the Company leased its U.S. office facilities from a related party under a month-to-month operating lease at $2,000 per month. Since October 2003, the Company has leased these office facilities under a one-year lease at a base rent of $2,845 per month plus proportionate common area costs. The Company leases its Japanese office facilities under an operating lease at $2,225 per month. These leases call for future minimum payments as follows:

    Fiscal year 2004                                          $ 35,235
    Fiscal year 2004                                            13,350
                                                              --------
                                                              $ 48,585
                                                              ========

Rent expense was $75,225 in 2003 ($8,000 related party) and $26,693 in 2002 ($22,000 related party).


NOTE 10 - RELATED PARTY TRANSACTIONS

The Matthews Group is the Company's largest stockholder. Related party transactions with The Matthews Group are as follows:

o    Investment in Veritec Iconix Ventures, Inc. (see Note 1).

o    Notes payable - related parties (see Note 4).

o    Convertible Notes - related party (see Note 5).

o    Prepayment on Subscription Receivable (see Note 6).

o Subscription Receivable (see Note 8: Stockholders' Equity (Deficit); Subscription Receivable).

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 11 - INCOME TAXES

Income taxes consisted of the following at June 30,


                                           2003            2002
                                         ------          ------
            Current:
              Federal                        --              --
              State                          --              --
              Foreign                     1,390             429
              State minimum fee             300             300
                                         ------          ------
                                          1,690             729
                                         ------          ------
            Deferred:
              Federal                        --              --
              State                          --              --
                                         ------          ------

            Income tax  expense          $1,690          $  729
                                         ======          ======


The tax effects of net operating loss carryforwards gives rise to a significant deferred tax asset. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.


                                                                    2003                  2002
                                                                -----------           -----------
          Gross deferred tax asset relating to:
          Accrued expenses                                      $     1,800           $       900
               Related party accruals                                48,100                24,000
               Book/tax amortization                                 26,100                16,000
               Net operating loss carryforwards                   3,600,000             3,763,000
                                                                -----------           -----------
                    Gross deferred tax asset                      3,676,000             3,803,900
              Valuation allowance                                (3,676,000)           (3,803,900)

              Net deferred tax asset                                     --                    --

              Deferred tax liability                                     --                    --
                                                                -----------           -----------
                    Net deferred tax asset (liability)          $        --           $        --
                                                                ===========           ===========

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 11 - INCOME TAXES (Continued)

At June 30, 2003, the Company has net operating loss carryforwards available to offset future taxable income as follows:

                                                           State
                                                       -------------
          Year            Federal             California             Minnesota
       ----------       ------------         ------------          ------------
          2004             829,000             451,000                  --

          2005             643,000                  --                  --

          2006             452,000                  --                  --

          2007             657,000                  --                  --

          2008             979,000                  --                  --

          2009           1,410,000                  --                  --

          2010           1,227,000                  --                  --

          2011             457,000                  --                  --

          2012             301,000                  --                  --

          2013             480,000                  --                  --

          2014             451,000                  --                  --

          2015             330,000                  --             252,000

          2016             654,000                  --             196,000

          2017             105,000                  --             105,000

          2018             718,000                  --             118,000
                        ----------          ----------          ----------

                        $9,693,000          $  451,000          $  671,000
                        ==========          ==========          ==========


NOTE 12 - UNASSERTED CLAIMS AND DISPUTED LIABILITIES

During its bankruptcy the Company sought an investment group to assist it in funding the $2,000,000 called for under the Plan of Reorganization approved by the Bankruptcy Court on May 2, 1997. In the intervening years various investment groups attempted to help the Company fund this required investment. Partial funding received from these investment groups were settled through stock issuances by the Company. One of these former investment groups has made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding the levels of their funding, the Company's termination of their funding commitments; or for expenses incurred while they were assisting the Company.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 12 - UNASSERTED CLAIMS AND DISPUTED LIABILITIES (Continued)

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


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION


                            2003             2002
                          -------          -------
Cash paid for:
    Interest              $13,416          $   600
                          =======          =======
    Income taxes          $   300          $    --
                          =======          =======

Summary of Noncash Activity:

In fiscal year 2002, the Company issued 25,000 shares of its common stock to settle a $20,000 obligation relating to its bankruptcy.

In fiscal year 2002, the Company issued 76,000 shares of its common stock for services at $.23 per share.

In fiscal year 2002, the Company issued 150,000 restricted shares of its common stock as part of its investment in Veritec Iconix Ventures, Inc. at $.23 per share (see Note 1).

In fiscal year 2003, the Company issued 5,000 shares of its common stock to at $.20 per share for services rendered.

In fiscal year 2003, the Company issued 25,000 shares of its common stock at $.20 per share as part of its purchase of technology rights relating to the Delphi scanner. The balance of this acquisition cost was paid through incurrence of debt totaling $80,000.

In fiscal year 2003, the Company issued 150,000 restricted shares of its common stock as part of its investment in Veritec Iconix Ventures, Inc. at $.20 per share (see Note 1). The balance of this purchase price was paid through incurrence of a $50,000 note payable (see Note 4).

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 14 - SUBSEQUENT EVENT

In June 2003, the Company agreed to sell VIVI's textile business to Com Techno Alpha Inc., a Japanese corporation. As a part of the sale, Yoshihiro Tasaka, the principal of Com Techno and a former employee and officer of VIVI, agreed to return to us 120,000 shares of our common stock. This stock was returned to the Company in July 2003 and was subsequently cancelled. The Company is also negotiating an agreement with Com Techno under which Com Techno will pay us 8,100,000 yen to be paid at a rate of 225,000 yen per month for thirty-six months ($67,782 and $1,883 respectively in U.S. dollars). The agreement does provide for acceleration of payments to be received for each sale of a Tuft Controller by COM to this customer. The Company expects to have this agreement finalized in October 2003.

This customer represented 64% of VIVI's sales in 2003 and 69% in 2002. This customer represented 33% of the Company's consolidated sales in 2003 and 25% in 2002.

In July 2003, the Company issued 25,000 shares of its common stock to settle a $5,000 obligation to a former employee.

In August 2003, the Company issued 25,000 shares of its restricted common stock to a new Board member.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with our independent certified public accountants on accounting principles or practices or financial statements disclosures.


ITEM 8A  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The members of the present Board of Directors and Officers are:

---------------------------------------- ---------------------------------------------------------- ------------------
                 Name                                             Office                                   Age
---------------------------------------- ---------------------------------------------------------- ------------------
Mr. Larry Matthews                       Director                                                   76
--------------------------------------- ---------------------------------------------------------- -------------------
Mr. Dean Westberg                        Director                                                   71
---------------------------------------- ---------------------------------------------------------- ------------------
Ms. Van Thuy Tran                        Director, CEO, Treasurer, Secretary                        59
---------------------------------------- ---------------------------------------------------------- ------------------

Gerald Okerman resigned from our board on January 15, 2003. Additionally, on August 12, 2003, Charles Boyer was appointed to our board.

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

Mr. Dean W. Westberg was with 3M for 37 years, most of that time as a photographic chemist. At 3M he did factory scale-up of introductory photographic and printing products, quality control and technical service work; and he spent much time in trouble shooting for 3M. After retiring from 3M he expanded his education in international law and foreign trade. He became involved with various start-up companies in establishing trading relations between the United States and Asia. He has established a company to link small businesses in Mexico and the United States with larger North American companies. Mr. Westberg has a B.S. from Hamline University in chemistry and mathematics. He has studied at University of St. Thomas with specialties in international finance, international marketing, and law.

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

Mr. Charles (Charlie) Boyer is currently the Chief Operating Officer of Tech Logic Corporation. Dr. Boyer (Charlie) received his B.S. in Materials Engineering from Wilkes University, and both a M.S., and Ph.D. in Materials Science from the University of Virginia. Dr. Boyer has over 17 years of experience in various technical and managerial positions with 3M, and has served in these functions while living in St. Paul MN., Austin TX., and Singapore. Previous assignments include managing government contracts, heading 3M's Electronic and Telecommunications Sector Laboratory, leading one of 3M's business units focused on the Health and Beauty Aides Industry, serving as the Technical Director of 3M's Safety and Security Systems Division, which housed the businesses of Library Systems, Personal Safety, Intelligent Transportation, and the Security Markets Center. Dr. Boyer was also 3M's Technical Director of Asia Pacific Operations. In that position, his responsibilities spanned across Asia, Australia, and New Zealand, where he functioned as the company's Chief Technology Officer for the region. Dr. Boyer has been awarded 11 US Patents, with additional applications pending. He has been a member of the Singapore Economic Development Board's Enterprise Challenge Committee, an invited speaker on innovation, an adjunct Materials Science professor, and proudly served as the Chairman of his Church Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during 2003 and Form 5 and amendments thereto furnished to us with respect to fiscal 2003, no person who was a director, officer, or beneficial owner of more than ten percent of any class of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during our most recent fiscal year or prior fiscal years.

Committee and Board Meetings

Three meetings of our Board of Directors were held in fiscal 2003, and all board members attended all meetings. We have no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2003. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business.

ITEM 10  EXECUTIVE COMPENSATION

Van Thuy Tran, CEO, received compensation in the amount of $100,000 for the fiscal year ended June 30, 2003.

Compensation pursuant to plans including pension, stock option, and stock appreciation rights plan

As of June 30, 2003, we did not have any stock option, stock appreciation, rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any of our executive officers.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2003 certain information with respect to all shareholders known by us to be beneficial owners of more than 5% of our outstanding common stock, all directors, and all of our officers and directors as a group.

--------------------------------------------------------------------- --------------------------- --------------------
                           Name & Address                                  Number of Shares        Percent of Shares
                                                                          Beneficially Owned
--------------------------------------------------------------------- --------------------------- --------------------
                                                                                Common                  Common
                                                                       (see 1, 2, and 3 below)
--------------------------------------------------------------------- --------------------------- --------------------
Larry Matthews                                                                   None                     N/A
7601 5th Avenue, Richfield, MN  55423
--------------------------------------------------------------------- --------------------------- --------------------
Van Thuy Tran (see note 1)                                                    3,794,916                  25.8%
1430 Orkla Drive, Golden Valley, MN  55427
--------------------------------------------------------------------- --------------------------- --------------------
The Matthews Group, LLC (see note 2)                                          6,993,911                  47.6
1430 Orkla Drive, Golden Valley, MN  55427
-------------------------------------------------------------------- --------------------------- --------------------
Larry Johanns (see note 1)                                                    3,814,893                  26.0
518 North 12 Street, Osage, IA  50461
--------------------------------------------------------------------- --------------------------- --------------------
All Officers and Directors as a group (2 persons)                             7,609,803                  51.8
Van Thuy Tran and Larry Matthews
--------------------------------------------------------------------- --------------------------- --------------------


(1) The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group.

(2) Includes shares issuable upon the conversion of the Series H preferred stock of 760,000 shares and the conversion of the convertible notes payable and related accrued interest of 6,205,324 shares.

(3)  Includes 25,000 shares issuable upon exercise of warrant.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

In September 1999, we accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under our plan of reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to us of $18,518.52. These payments are non-interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group, LLC. The note partially collateralized by mortgages on income-producing real estate having an assessment value in excess of $800,000, three properties owned by Van Thuy Tran and one property by Larry Johanns. The current remaining balance on the note is $1,092,593.

Subscription receivable and notes from The Matthews Group, LLC

On September 1, 1999 The Matthews Group, LLC paid the Gant Group $182,345.87 to bring the note between the Gant Group and us up to date on both principal and interest. The Matthews Group also committed to the remaining payments on the note.

The Matthews Group paid this obligation on our behalf and The Gant Group released its security interest in our assets, including the patents. The Matthews Group received a convertible note allowing for either a cash payment or conversion into our common stock at $.10 per share, at The Matthews Group's sole option, for these amounts.

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

Interest expense to The Matthews Group relating to this indebtedness totaled $102,556 in 2003 and $62,818 in 2002. Accrued interest at June 30, 2003 of
$102,556 related to this indebtedness is reflected in the accompanying financial statements.

A principal of The Matthews Group advanced us $126,000 from July to November 2000 to cover working capital made associated with sales. These advances were unsecured and bore interest at 10%. In March 2001, these advances and associated interest of $4,583 were incorporated into the Prepayment on Subscription.

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

In April 2002, The Matthews Group loaned us $100,000. $50,000 was for the purchase of 50% ownership of Iconix stock and $50,000 for operating expenses. The note is for 12 months due March 28, 2003 and accrues interest at 10% and is convertible to common stock at $.25 per share in full or part. Interest accrued on this note totaled $11,506 through June 30th, 2003.

In February 2003, The Matthews Group loaned $25,000 to us for working capital needs. This note is unsecured, bears interest at 10% and is due May 25, 2003. As of June 30, 2003, this note has not been paid and the related interest accrued on this note is $856 as of June 30th, 2003.

In May 2003, The Matthews Group loaned $70,000 to us for working capital needs. This note is unsecured, bears interest at 10% and is due June 23, 2003. As of June 30, 2003, this note has not been paid and the related interest accrued as of June 30, 2003 is $729.

In June 2003, we entered into an agreement with The Matthews Group to purchase 50% ownership of VIVI. In relation to this agreement, we issued The Matthews Group a promissory note of $50,000. The promissory note to The Matthews Group bears interest at a rate of 10% per annum and is due in one year. As of June 30, 2003, the accrued interest is $68.


                                     PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits
             --------
             31 Section 302 CEO and CFO Certification
             32 Section 906 CEO and CFO Certification

     (b) The Company filed a Current Report on Form 8-K on April 16, 2002 regarding its investment in Veritec Iconix Ventures, Inc. The Company also filed an Amended Current Report on Form 8-K/A on June 25, 2003 to file financial statements related to such investment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERITEC, INC.

By  /s/ Van Thuy Tran                                      Date     10/3/03
        -----------------------------------------------         ----------------
        Van Thuy Tran
        Director, Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                           Date

/s/ Dean Westberg                                    Director                       10/3/03
------------------------------------                                            -----------------
Dean Westberg

/s/ Larry Matthews                                   Director                       10/3/03
------------------------------------                                            -----------------
Larry Matthews

/s/ Charles Boyer                                    Director                       10/3/03
------------------------------------                                            -----------------
Charles Boyer