Form 10QSB
period 2003-09-30
VERITEC INC
filed 2003-11-19
CIK 773318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)

  X            QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
-----          EXCHANGE ACT OF 1934 (No fee required)

                For the quarterly period ended September 30, 2003
                                               ------------------

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

               2445 Winnetka Avenue North, Golden Valley, MN 55427
               ---------------------------------------------------
               (Address of principal executive offices, zip code)

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    X   No
                                                                   ----     ----
                       [Please check appropriate response]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of October 15, 2003 the Company had:

                        Number of Shares of Common Stock
            -------------------------------------------------------
                                    7,071,849
            -------------------------------------------------------

    Transition Small Business Disclosure Format (check one): Yes   X   No
                                                                  ---     ---

                       [Please check appropriate response]

Table of Contents



                                   FORM 10-QSB
                                  VERITEC INC.

                                      INDEX

                                                                                               Page

PART I.  FINANCIAL INFORMATION                                                                    3

Item 1.  Financial Statements                                                                     4
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                                            10
Item 3.  Controls and Procedures                                                                 12

PART II. OTHER INFORMATION                                                                       13

Item 1.  Legal Proceedings                                                                       13
Item 2.  Changes in Securities and Use of Proceeds                                               13
Item 3.  Defaults Upon Senior Securities                                                         13
Item 4.  Submission of Matters to a Vote of Security Holders                                     13
Item 5.  Other Information                                                                       13
Item 6.  Exhibits and Reports on Form 8-K                                                        13

SIGNATURES                                                                                       14

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                  VERITEC INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    September 30,      June 30,
                                                                         2003            2003
                                                                    -------------    ------------
ASSETS

Current Assets:
   Cash                                                              $    421,422    $    325,193
   Accounts receivable, net                                               148,204         185,174
   Inventories                                                              4,368          11,585
   Prepaid expenses                                                        54,365          32,791
                                                                     ------------    ------------
           Total current assets                                           628,359         554,743


   Fixed assets, net                                                        9,408          14,669
   Technology and software costs, net                                     112,659         119,884
   Long-term prepaid expenses                                              12,613           7,827
                                                                     ------------    ------------

           Total assets                                              $    763,039    $    697,113
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Notes payable - related parties                                   $    340,000    $    340,000
   Convertible note - related party                                       497,374         497,374
   Current maturities of long-term debt                                   111,641         109,878
   Accounts payable and accrued expenses                                1,150,230       1,038,019

   Deferred revenue                                                         3,185           2,912
                                                                     ------------    ------------
           Total current liabilities                                    2,102,430       1,988,183

Long-term debt                                                            248,539         256,720
Prepayment on stock subscription receivable                               186,478         242,033

Stockholders' equity (deficit):
   Preferred stock, par value $1.00, authorized 10,000,000 shares,
   275,000 shares of Series H authorized                                  366,007         366,007
Common stock, par value $.01, authorized 20,000,000 shares                 71,418          71,268
Subscription receivable                                                  (825,994)       (860,326)
Additional paid in capital                                             11,946,964      11,922,440
Accumulated deficit                                                   (13,353,320)    (13,288,631)
Accumulated other comprehensive income (loss)                              10,090            (581)
                                                                     ------------    ------------
            Stockholders' equity (deficit)                             (1,774,408)     (1,789,823)
                                                                     ------------    ------------

            Total liabilities and stockholders' equity (deficit)     $    763,039    $    697,113
                                                                     ============    ============


                       See Notes to Financial Statements.

                                  VERITEC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended
                                                            September 30,
                                                       ----------------------
                                                         2003         2002
                                                       ---------    ---------
Revenues                                               $ 609,310    $ 622,309

Cost of sales                                             47,746      263,180
                                                       ---------    ---------

Gross profit                                             561,564      359,129
                                                       ---------    ---------
Operating Expenses
  Selling, general and administrative                    531,162      423,388
  Research and development                                57,916       87,640
  Amortization                                            11,856       11,854
                                                       ---------    ---------

Total operating expenses                                 600,934      522,882
                                                       ---------    ---------

Loss from operations                                     (39,370)    (163,753)
                                                       ---------    ---------
Other income (expense):
  Interest income (expense), net                           8,139       21,160
  Other income (expense)                                 (33,023)     (17,197)
  Minority interest in Veritec Iconix Ventures, Inc.          --       17,550
                                                       ---------    ---------

Total other income (expense)                             (24,884)      21,513
                                                       ---------    ---------

Loss before income taxes                                 (64,254)    (142,240)

Income tax expense                                          (436)        (367)
                                                       ---------    ---------

Net loss                                               $ (64,690)   $(142,607)
                                                       =========    =========

Basic and diluted net loss per common share                (0.01)   $   (0.02)
                                                       =========    =========





                       See Notes to Financial Statements.

                                  VERITEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three months ended
                                                                September 30,
                                                           -----------------------
                                                              2003         2002
                                                           ----------   ----------
Cash flows from operating activities:
  Net loss                                                 $ (64,690)   $(142,607)
Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:

    Depreciation and amortization                             11,856       11,854
 Changes in operating assets and liabilities:
  Accounts receivable                                         36,970     (134,736)
  Inventories                                                  7,217       71,895
  Prepaid expenses                                           (19,145)      23,618
Increase -decrease in liabilities:
  Accounts payable and accrued expenses                      120,474      (20,706)
  Deferred revenue                                               273        6,342
                                                           ---------    ---------
Net cash provided (used) by operating activities              92,955     (184,340)

Cash flow from investing activities:
  Minority interest in Veritec Iconix Venture, Inc.               --      (94,138)
                                                           ---------    ---------
Net cash used by investing activities                             --      (94,138)

Cash flow from financing activities:
  Proceeds (payments) from stock issuance, subscription
    receivable, and prepayment on stock                        3,451      (25,596)
  Proceeds from notes payable - related parties                   --      153,190
  Proceeds (payments) on notes payable - related parties          --     (307,374)
  Proceeds (payments) on long-term debt payable               (4,254)     393,434
                                                           ---------    ---------
Net cash provided (used) by financing activities                (803)     213,654

Effect of exchange rate changes                                4,077       (7,861)
                                                           ---------    ---------
Increase (decrease) in cash                                   96,229      (72,685)

Cash at beginning of period                                  325,193      158,760
                                                           ---------    ---------

Cash at end of period                                      $ 421,422    $  86,075
                                                           =========    =========



                       See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB for the year ended June 30, 2003.

Certain amounts presented in the 2002 financial statements, as previously reported, have been reclassified to conform to the 2003 presentation.

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

Accounts Receivable

The Company sells to domestic and foreign companies. The Company grants uncollateralized credit to customers, but requires deposits on unique orders. Management periodically reviews its accounts receivable and provides an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position.

Revenues

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted, the customers do not have a right to refuse or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances the Company delays revenue recognition and instead reflects the prepayments as deferred revenue in the accompanying financial statements.

Royalties are recognized as earned. To date these royalties have been earned in a foreign currency. The Company records these revenues in U. S. dollars at the exchange rate in effect at the date of remittance.

Research and Development

Research and development costs are charged to expense as incurred.

Intangible Assets

On October 12, 1999, the Company purchased certain software, source code, documentation, manuals and other written material for $50,000 and 187,500 shares of restricted common stock valued at $.80 per share. The Company has recorded this purchased software at cost, $200,000, and is amortizing it over five years using the straight-line method.

In fiscal 2003, the Company, through VIVI (as defined below) acquired technology rights for the Delphi scanner for $85,243 ($80,000; 25,000 shares of the Company's common stock at $.20 per share; and $243 in incidental costs). These technology rights are recorded at cost in the accompanying financial statements and are being amortized on a straight-line basis over their estimated useful life of three years.

Stock-Based Consideration

We have applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in accompanying financial statements, the Company incurred a net loss of $64,690 during the quarter ended September 30, 2003, and has lost $13,353,320 from inception to September 30, 2003. At September 30, 2003, the Company had a $1,474,071 working capital deficiency and a stockholders' deficit of $1,774,408. The Company has relied on its financing from The Matthews Group LLC (see subscription receivable below). Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's management is pursuing new sales opportunities for the Company. On June 25, 2003, the Company's management acquired the remaining 50% interest in VIVI (as define below) from The Matthews Group LLC, a related party to increase the Company's viability. Management believes that it will be successful in these efforts, which will improve its ability to realize assets and settle liabilities in the normal course of operations. However, there is no assurance that the Company will succeed in these efforts or that the Company will continue as a going concern.

Investment: Veritec Iconix Ventures, Inc. (VIVI)

On January 30, 2002, Veritec Inc. and The Matthews Group LLC formed Veritec Iconix Ventures, Inc. (VIVI), a Delaware corporation. Each owned 50% of the outstanding shares of common stock of VIVI. In April 2002, The Matthews Group LLC loaned the Company $100,000 of which $50,000 was subsequently used to make our initial capital contribution to VIVI. The promissory note to The Matthews Group LLC bears interest at 10% per annum and is due in one year. Additionally, the promissory note is convertible into common stock of the Company at $0.25 per share.

On February 13, 2002, VIVI entered into an agreement to purchase 100% of the outstanding equity securities of Iconix, Inc., a Japanese corporation, pursuant to a Stock Purchase Agreement dated February 13, 2002, by and among VIVI, Iconix, Inc., Masayuki Kuriyama and Yoshihiro Tasaka. The total consideration for the purchase consisted of 300,000 shares of our common stock and $100,000 in U.S. dollars. The 150,000 shares contributed by us represented newly issued shares of our common stock. The 150,000 shares contributed by The Matthews Group LLC represented a portion of the shares already owned by The Matthews Group LLC.

On June 25, 2003, Veritec entered into an agreement with The Matthews Group LLC to purchase their 50% ownership of VIVI at the acquisition price of $50,000 and 150,000 shares of stock, the original price paid by The Matthews Group LLC on February 13, 2002. The Company issued 150,000 shares to The Matthews Group LLC and a promissory note of $50,000. At the same time, the Company agreed to sell VIVI's software developed for the textile industry and certain intangible assets of its textile industry business to Com Techno Alpha Inc., a Japanese corporation. As a part of the textile sale, Yoshihiro Tasaka, the principal of Com Techno and a former employee and officer of VIVI, agreed to return to us 120,000 shares of our common stock. This stock has been returned to us and was subsequently cancelled. In November 2003, the Company finalized the agreement with Com Techno under which Com Techno will pay us 8,100,000 yen at a rate of 225,000 yen per month for thirty-six months ($67,782 and $1,883 respectively in U.S. dollars). The agreement provides for acceleration of payments to be received for each sale of a Tuft Controller by COM Techno to this customer. The textile software business accounted for 33% of the Company's sales in 2003 and 25% in 2002 (64% of VIVI's sales in 2003 and 69% in 2002).


Prepayment On Subscription Receivable

The Matthews Group made prepayments against its subscription payable to the Company. These prepayments are unsecured and non-interest bearing. It is assumed the prepayment at September 30, 2003 will ultimately be applied against the subscription receivable.

Subscription Receivable

In September 1999, the Company accepted a commitment from The Matthews Group LLC to fund the $2,000,000 required under our bankruptcy plan of reorganization. This funding is in the form of a promissory note that requires for 108 monthly payments of $18,519. These payments are non-interest bearing and were to be collateralized by a pledge of properties controlled by principals of The Matthews Group LLC. In July 2001, the principals of The Matthews Group LLC granted to us a security interest in certain California and Minnesota properties to partially collateralize the subscription. Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

The Matthews Group LLC is scheduled to fund the subscription receivable with monthly payments of $18,519. As we have experienced cash shortfalls, The Matthews Group LLC made payments on the subscription receivable in advance of the due dates. Such advance payments are reflected as a liability in the financial statements in the Prepayment on Stock Subscription Receivable account. At September 30, 2003, The Matthews Group LLC had made prepayments of $186,478 towards scheduled payments on the subscription receivable. At The Matthews Group LLC discretion, the balance in this account may be used to satisfy any scheduled payment due on the subscription receivable. When The Matthews Group LLC does so, we will reduce the Prepayment on Stock Subscription Receivable account and credit the subscription receivable and additional paid-in-capital. Historically, when we have experienced a cash shortfall, The Matthews Group LLC has continued to make its monthly payments due on the subscription receivable. However, there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. We have no advance knowledge of whether, in any given month, The Matthews Group LLC may make a scheduled payment on the subscription receivable or utilize the balance in the Prepayment on Stock Subscription Receivable account. We also have no assurance of The Matthews Group LLC ability to continue to provide this funding. Failure of The Matthews Group LLC to continue to make scheduled payments on the subscription receivable could negatively impact our ability to meet our cash flow requirements.

Other Information

         None.

         Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Veritec Inc. (the "Company") was incorporated in Nevada on September 8, 1982. The Company is primarily engaged in developing, marketing and selling a line of microprocessor-based encoding and decoding system products that utilize its patented Vericode Symbol technology. The Company's readers and scanners enable a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data to a product that enables automatic identification and collection of data. The Company has also developed its Secured Identification System with its VSCode that enables the storage of biometric information of the two-dimensional VSCode for subsequent verification of its authenticity.

The Company has incurred losses from operations since inception and has an accumulated deficit of $13,353,320 as of September 30, 2003.

In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2003, we identified critical accounting policies and estimates for our business.

Results of Operations - September 30, 2003 compared to September 30, 2002

Revenues

Revenues of $609,310 for the quarter ended September 30, 2003 were $12,999 or 2.1% lower than the quarter ended September 30, 2002. For the period ended September 30, 2002, the Company's revenues consisted of $387,328 from the Japanese subsidiary and $234,981 from Veritec Inc. For the period ended September 30, 2003, the Company's revenues consist of $153,279 from the Japanese subsidiary and $456,031 from Veritec Inc. On June 25, 2003, the Company sold VIVI's textile software business to Com Techno Alpha which was included in 2002 revenues. Veritec's revenues have increased due to our major distributor Sung Jin Neotech, our Korean distributor. Also, sales from other customers have also increased. Our security software has gained acceptance in the Asian marketplace. We are now providing both hardware and software to our customers.

We continue to concentrate our efforts in the Asian market where we believe we have the best opportunities to grow revenue.

Cost of Sales

Cost of sales of $47,746 for the quarter ended September 30, 2003 were $215,434 or 82% lower than the quarter ended September 30, 2002. This lower cost of sales primarily relates to the higher margin of our software products as compared to the prior period that included VIVI's textile business that provided the Company with lower margin. This portion of the business was sold to Com Techno Alpha on June 25, 2003.

Operating Expense

Operating expenses for the quarter ended September 30, 2003 versus September 30, 2002 were as follows:

                                                        September 30, 2003         September 30, 2002
                                                        ------------------         ------------------
  Selling, general and administrative expenses                 $531,162                   $423,388
  Research and development                                       57,916                     87,640
  Amortization                                                   11,856                     11,854

Selling, general and marketing expenses for the quarter ended September 30, 2003 were $107,774 or 25% higher than the quarter ended September 30, 2002. The increase is largely due to additional staffing and marketing campaigns to promote public awareness about the Company and to market the new VSCode technology.

Research and development expenses for the quarter ended September 30, 2003 were $29,724 or 34% lower than research and development expense of for the quarter ended September 30, 2002. The reduction in research and development expenses relates to engineering projects in 2002 have now been completed or are near completion. Thus the expenses of staffing and contract labor have that been reduced. These research and development expense savings have shifted to the sales and marketing department to pursue and market the new VSCode technology. We anticipate the software, which authenticates an individual through the use of fingerprints, will be marketed in fiscal this year.

We continued to amortize the cost of our purchased software and technology rights.

Capital Expenditures and Future Commitments

No capital expenditures for equipment were made during either period.

On January 30, 2002, Veritec Inc. and The Matthews Group LLC formed Veritec Iconix Ventures, Inc. ("VIVI"), a Delaware corporation. Each company owned 50% of the outstanding shares of common stock of VIVI. In April 2002, The Matthews Group LLC loaned Veritec $100,000, of which $50,000 Veritec subsequently used to make its initial capital contribution to VIVI. The promissory note to The Matthews Group LLC bears interest at 10% per annum and is due in one year. Additionally, the promissory note is convertible into our common stock at $0.25 per share.

Subsequent to the formation of VIVI, on February 13, 2002, VIVI entered into an agreement to purchase 100% of the outstanding equity securities of Iconix, Inc., a Japanese corporation, pursuant to a Stock Purchase Agreement, dated February 13, 2002, by and among VIVI, Iconix, Inc., Masayuki Kuriyama and Yoshihiro Tasaka. The total consideration for the purchase consisted of 300,000 shares of Veritec common stock and $100,000 in U.S. dollars. The 150,000 shares contributed by Veritec represented newly issued shares of our common stock. The 150,000 shares contributed by The Matthews Group LLC represented a portion of the shares of our common stock already owned by it.

Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Liquidity and Capital Resources

A number of uncertainties exist that may affect our future operating results. These uncertainties include general economic conditions, market acceptance of our products and our ability to manage expense growth. We have sustained significant losses and expect the losses will continue through fiscal year 2004 at a decreasing rate. Our cash on hand is not sufficient to fund current operating needs. Therefore, the continued operation of our Company will continue to be dependent on cash flows from The Matthews Group LLC. There is no assurance that The Matthews Group LLC will complete the obligations or that the payment required to be made by The Matthews Group LLC will be adequate. We are seeking additional debt or equity financing, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for our needs.

Although certainties exist, we feel that cash flows from operations will at least partially fund cash needs in 2004. Sales leads continue to be strong. Based on past success rates, we believe a percentage of these leads will agree to purchase product. It is expected that cash from these new sales will be more towards the first half of 2004 because of the long cycle in the selling process. For 2004, the Company will be enlisting distributors to help market our products. Several distributors have signed distributorship agreements in 2003 and several more have shown serious interest in 2004. Cash will be generated by requiring distributors to pay a $200,000 license fee which will give the distributors the opportunity of discounted software prices and allow the distributors to be more competitive in their marketing region.

Continued competition may drive down the price at which we can sell our products, and reduced capital expenditures by our customers may also have a negative impact.

Net cash provided by operating activities was $92,955 for the quarter ended September 30, 2003, compared to $184,340 used by operating activities for quarter ended September 30, 2002. Cash used by operating activities for the quarter ended September 30, 2003, consisted primarily of net losses for the quarter of $64,690, decreases in accounts receivable of $36,970, increases in accounts payable and accrued expenses of $120,474, and increases in prepaid expenses of $19,145. Cash provided by operating activities for the quarter ended September 30, 2002, consisted primarily of net losses for the quarter of $142,607, increases in accounts receivable of $134,736, decreases in inventories of $71,895, decreases in accounts payable and accrued expenses of $20,706, and decreases in prepaid expenses of $23,618. The Company made no capital expenditures for the quarter and paid down long-term debt of $4,254. The operating and investing cash flow for the quarter ended September 30, 2003 were funded through proceeds from scheduled payments on the subscription receivable of $55,555, of which all was received from prior prepayment. No additional monies were received from The Matthews Group LLC on this agreement for this period. As of September 30, 2003 the prepayment balance from The Matthews Group LLC was $186,478. This prepayment could be used by The Matthews Group LLC to cover 10 payments under the subscription receivable agreement or the remaining scheduled payments for fiscal year 2004. From July 1, 2003 through the date of our first quarter report, The Matthews Group LLC had used this prepayment to satisfy all of its scheduled payments under the agreement, and no monies have been received under the subscription receivable.

Management has taken steps to manage expense and believes that existing cash, together with cash flows generated by product sales and raising capital will be sufficient to fund operations through 2004 and until we achieve positive cash flow.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 30, 2000 we were served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT (Wx). This suit was brought by a shareholder and former director of the Company. The action was brought against us, and various individuals claiming that certain corporate actions were taken without proper authority of the Company's board of directors and/or contrary to the plan of reorganization the Company filed and completed under Chapter 11 of the U.S. Bankruptcy Act. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. This case is in the discovery phase, but no discovery has been undertaken to date. We intend to defend this action vigorously.

On January 10, 2002, we initiated an arbitration against Mitsubishi, Inc. in Los Angeles, California alleging, among other things, misappropriation of trade secrets and breach of contract. Phase I of the arbitration was completed on July 2, 2003. Out of the five claims, the arbitration panels rule that Veritec can move forward with two of the five. The final hearing will be held in the first quarter of 2004.

We filed a lawsuit against Robotic Vision Systems, Inc. (RVSI) on March 20, 2003, in the United States District Court for the District of Massachusetts for breach of contract seeking damages in excess of $75,000. We are unsure whether we will be successful in this litigation, and we have not recorded any receivables or made any other accounting adjustments with respect to any potential recovery to date.


Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.


         a.       Exhibits

                  31. CEO/CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

                  32. Veritec Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

         b.       Reports on Form 8-K.

                  The Company filed a current report on Form 8-K on October 30, 2003 relating to the resignation of the Company's auditors.

                  The Company filed a current report on Form 8-K on November 12, 2003 relating to the appointment of the Company's auditors.


(1)      Filed herewith.
(2)      Filed herewith.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Veritec Inc.

Date:    November 19, 2003         /s/ Van Thuy Tran
         ------------------        ---------------------------------------------
                                   Van Thuy Tran
                                   Chief Executive Officer and Chief Financial
                                   Officer