Form 10QSB/A
period 2003-09-30
VERITEC INC
filed 2004-02-19
CIK 773318

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                  FORM 10-QSB/A

(Mark One)

  X      AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (No fee required)

             For the quarterly period ended   September 30, 2003
                                            ----------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------

Commission file number   0-15113
                         -------

                                  VERITEC INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
         --------------------------------------------------------------
                      (IRS Employer Identification Number)

               2445 Winnetka Avenue North, Golden Valley, MN 55427
         --------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                  763-253-2670
         --------------------------------------------------------------
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes   X   No
                                                                   ---     ---

                       [Please check appropriate response]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of October 15, 2003 the Company had:

                        Number of Shares of Common Stock
             -------------------------------------------------------
                                    7,141,849
             -------------------------------------------------------

        Transition Small Business Disclosure Format (check one): Yes      No  X
                                                                      ---    ---


                       [Please check appropriate response]

Table of Contents


                                  FORM 10-QSB/A
                                  VERITEC INC.

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION                                                 4

Item 1.  Financial Statements                                                  4
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                          9
Item 3.  Controls and Procedures                                              12

PART II. OTHER INFORMATION                                                    12

Item 1.  Legal Proceedings                                                    12
Item 2.  Changes in Securities and Use of Proceeds                            13
Item 3.  Defaults Upon Senior Securities                                      13
Item 4.  Submission of Matters to a Vote of Security Holders                  13
Item 5.  Other Information                                                    13
Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    13

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                  VERITEC INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           September 30,       June 30,
                                                                               2003              2003
                                                                           -------------    -------------
ASSETS

Current Assets:
   Cash                                                                    $     421,422    $     325,193
   Accounts receivable, net                                                      106,204          185,174
   Inventories                                                                    33,864           11,585
   Prepaid expenses                                                               54,365           32,791
                                                                           -------------    -------------
      Total current assets                                                       615,855          554,743

   Fixed assets, net                                                               9,408           14,669
   Technology and software costs, net                                            112,659          119,874
   Other                                                                          12,613            7,827
                                                                           -------------    -------------

      Total assets                                                         $     750,535    $     697,113
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Notes payable - related parties                                         $     340,000    $     340,000
   Convertible note - related party                                              497,374          497,374
   Current maturities of long-term debt                                          111,641          109,878
   Accounts payable and accrued expenses                                       1,158,495        1,038,019
   Customer deposits                                                               3,185            2,912
                                                                           -------------    -------------
      Total current liabilities                                                2,110,695        1,988,183

Long-term debt                                                                   250,701          256,720
Prepayment on stock subscription receivable                                      186,478          242,033

Stockholders' equity (deficit):
   Preferred stock, par value $1.00, authorized 10,000,000 shares,
     275,000 shares of Series H authorized, 76,000 shares outstanding            366,007          366,007
   Common stock, par value $.01, authorized 20,000,000 shares, 7,141,849
     and 7,126,849 shares outstanding                                             71,418           71,268
   Subscription receivable                                                      (825,994)        (860,326)
   Additional paid in capital                                                 11,946,964       11,922,440
   Accumulated deficit                                                       (13,365,824)     (13,288,631)
   Accumulated other comprehensive income (loss)                                  10,090             (581)
                                                                           -------------    -------------
      Stockholders' equity (deficit)                                          (1,797,339)      (1,789,823)
                                                                           -------------    -------------

      Total liabilities and stockholders' equity (deficit)                 $     750,535    $     697,113
                                                                           =============    =============


                 See Notes to Consolidated Financial Statements.

                                  VERITEC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three months ended September 30,
                                               --------------------------------
                                                    2003              2002
                                               --------------    --------------

Revenues                                       $      597,310    $      622,309

Cost of sales                                         118,555           263,180
                                               --------------    --------------

Gross profit                                          478,755           359,129
                                               --------------    --------------

Operating Expenses
  Selling, general and administrative                 460,856           423,388
  Research and development                             57,916            87,640
  Depreciation and amortization                        11,856            11,854
                                               --------------    --------------

Total operating expenses                              530,628           522,882
                                               --------------    --------------

Loss from operations                                  (51,873)         (163,753)
                                               --------------    --------------

Other income (expense):
  Interest expense, net                               (33,023)          (19,047)
  Other income, net                                     8,139            21,160
  Minority interest in Veritec Iconix
    Ventures, Inc.                                         --            19,400
                                               --------------    --------------

Total other income (expense)                          (24,884)           21,513
                                               --------------    --------------

Loss before income taxes                              (76,757)         (142,240)


Income tax expense                                       (436)             (367)
                                               --------------    --------------

Net loss                                       $      (77,193)   $     (142,607)
                                               ==============    ==============

Basic and diluted net loss per common share    $        (0.01)   $        (0.02)
                                               ==============    ==============


                 See Notes to Consolidated Financial Statements.

                                  VERITEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended September 30,
                                                          --------------------------------
                                                               2003              2002
                                                          --------------    --------------
Cash flows from operating activities:
  Net loss                                                $      (77,193)   $     (142,607)
Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
    Depreciation and amortization                                 11,856            11,854
 Changes in operating assets and liabilities:
  Accounts receivable                                             78,970          (134,736)
  Inventories                                                    (22,279)           71,895
  Prepaid expenses                                               (19,145)           23,618
  Accounts payable and accrued expenses                          120,474           (20,706)
  Customer deposits                                                  273             6,342
                                                          --------------    --------------
Net cash provided (used) by operating activities                  92,956          (184,340)
                                                          --------------    --------------

Cash flows from investing activities:
  Minority interest in Veritec Iconix Venture, Inc.                   --           (94,138)
                                                          --------------    --------------

Cash flows from financing activities:
  Proceeds (payments) from stock issuance, subscription
    receivable, and prepayment on stock                            3,451           (25,596)
  Proceeds from notes payable - related parties                       --           153,190
  Payments on notes payable - related parties                         --          (307,374)
  Proceeds from (payments on) long-term debt payable              (4,254)          393,434
                                                          --------------    --------------
Net cash provided (used) by financing activities                    (803)          213,654

Effect of exchange rate changes                                    4,076            (7,861)
                                                          --------------    --------------

Increase (decrease) in cash                                       96,229           (72,685)

Cash at beginning of period                                      325,193           158,760
                                                          --------------    --------------

Cash at end of period                                     $      421,422    $       86,075
                                                          ==============    ==============


                 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet. Once the software is transmitted, the customers do not have a right to refuse or return. Revenue is recognized at that point. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances the Company delays revenue recognition and instead reflects the prepayments as customer deposits in the accompanying financial statements.

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

In fiscal 2003, the Company, through VIVI (as defined below) acquired technology rights for the Delphi scanner for $85,243 ($80,000 cash; 25,000 shares of the Company's common stock at $.20 per share; and $243 in incidental costs). These technology rights are recorded at cost in the accompanying financial statements and are being amortized on a straight-line basis over their estimated useful life of three years.

Stock-Based Consideration

We have applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $77,193 during the quarter ended September 30, 2003, and has lost $13,365,824 from inception to September 30, 2003. At September 30, 2003, the Company had a $1,494,840 working capital deficiency and a stockholders' deficit of $1,797,339. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has relied on its financing from The Matthews Group LLC (see subscription receivable below).

The Company's management is pursuing new sales opportunities for the Company. On June 25, 2003, the Company's management acquired the remaining 50% interest in VIVI (as defined below) from The Matthews Group LLC, a related party to increase the Company's viability. Management believes that it will be successful in these efforts, which will improve its ability to realize assets and settle liabilities in the normal course of operations. However, there is no assurance that the Company will succeed in these efforts or that the Company will continue as a going concern.

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

The Company has incurred losses from operations since inception and has an accumulated deficit of $13,365,824 as of September 30, 2003.

In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2003, we identified critical accounting policies and estimates for our business.

Results of Operations - September 30, 2003 compared to September 30, 2002

Revenues

Revenues of $597,310 for the quarter ended September 30, 2003 were $24,999 or 4% lower than the quarter ended September 30, 2002. For the quarter ended September 30, 2002, the Company's revenues consisted of $387,328 from the Japanese subsidiary and $234,981 from Veritec Inc. For the quarter ended September 30, 2003, the Company's revenues consist of $153,279 from the Japanese subsidiary and $444,031 from Veritec Inc. On June 25, 2003, the Company sold VIVI's textile software business to Com Techno Alpha which was included in 2002 revenues. Veritec's revenues have increased due to our major distributor Sung Jin Neotech, our Korean distributor. Also, sales from other customers have also increased. Our security software has gained acceptance in the Asian marketplace. We are now providing both hardware and software to our customers.

We continue to concentrate our efforts in the Asian market where we believe we have the best opportunities to grow revenue.

Gross Profit

Gross profit of $478,755 for the quarter ended September 30, 2003 was $119,626, or 33%, higher than the quarter ended September 30, 2002. Gross profit percentage was 80% and 58% for the quarter ended September 30, 2003 and 2002, respectively. The increase in gross profit percentage is due to the higher margin of our software products revenues in 2003. The prior period included VIVI's sales of software to customers in the textile business that provided the Company with lower margin. This portion of the business was sold to Com Techno Alpha on June 25, 2003.

Operating Expense

Operating expenses for the quarter ended September 30, 2003 versus September 30, 2002 were as follows:

                                                 September 30, 2003   September 30, 2002
                                                 ------------------   ------------------
  Selling, general and administrative expenses        $460,857              $423,388
  Research and development                              57,916                87,640

Selling, general and administrative expenses for the quarter ended September 30, 2003 were $37,468 or 9% higher than the quarter ended September 30, 2002. The increase is largely due to additional staffing and marketing campaigns to promote public awareness about the Company and to market the new VSCode technology.

Research and development expenses for the quarter ended September 30, 2003 were $29,724 or 34% lower than research and development expense for the quarter ended September 30, 2002. The reduction in research and development expenses relates to engineering projects in 2002 have now been completed or are near completion. Thus the expenses of staffing and contract labor have that been reduced. These research and development expense savings have shifted to the sales and marketing department to market the new VSCode technology. We anticipate the software, which authenticates an individual through the use of fingerprints, will be marketed in fiscal this year.

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

Although uncertainties exist, we feel that cash flows from operations will at least partially fund cash needs in 2004. Sales leads continue to be strong. Based on past success rates, we believe a percentage of these leads will agree to purchase product. It is expected that cash from these new sales will be more towards the first half of 2004 because of the long cycle in the selling process. For 2004, the Company will continue to utilize distributors to help market our products. Several distributors signed distributorship agreements in 2003 and several more have indicated serious interest in 2004. Cash will be generated by requiring distributors to pay a license fee which will give the distributors the opportunity of discounted software prices and allow the distributors to be more competitive in their marketing region.

Continued competition may drive down the price at which we can sell our products, and reduced capital expenditures by our customers may also have a negative impact.

Net cash provided by operating activities was $92,956 for the quarter ended September 30, 2003, compared to $184,340 used by operating activities for quarter ended September 30, 2002. Cash used by operating activities for the quarter ended September 30, 2003, consisted primarily of net losses for the quarter of $77,193, decreases in accounts receivable of $78,970, increases in accounts payable and accrued expenses of $120,474, increases in inventories of $22,279, and increases in prepaid expenses of $19,145. Cash provided by operating activities for the quarter ended September 30, 2002, consisted primarily of net losses for the quarter of $142,607, increases in accounts receivable of $134,736, decreases in inventories of $71,895, decreases in accounts payable and accrued expenses of $20,706, and decreases in prepaid expenses of $23,618. The Company made no capital expenditures for the quarter and paid down long-term debt of $4,254. The operating and investing cash flow for the quarter ended September 30, 2003 were funded through proceeds from scheduled payments on the subscription receivable of $55,555, of which all was received from prior prepayment. No additional monies were received from The Matthews Group LLC on this agreement for the quarter ended September 30, 2003. As of September 30, 2003 the prepayment balance from The Matthews Group LLC was $186,478. This prepayment could be used by The Matthews Group LLC to cover 10 payments under the subscription receivable agreement or the remaining scheduled payments for fiscal year 2004. From July 1, 2003 through the date of our first quarter report, The Matthews Group LLC had used this prepayment to satisfy all of its scheduled payments under the agreement, and no monies have been received under the subscription receivable.

Management has taken steps to manage expense and believes that existing cash, together with cash flows generated by product sales and raising capital will be sufficient to fund operations through 2004 and until we achieve positive cash flow.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including its Chief Executive Officer/Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On June 30, 2000 the Company was served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT
(Wx). This suit was brought by a shareholder and former director of the Company and named the Company and various individuals as defendants, claiming that certain corporate actions were taken without proper authority of the Company's board of directors and/or contrary to the plan of reorganization the Company filed and completed under Chapter 11 of the U.S. Bankruptcy Act. The Company denied all allegations and in December 2000, forced the case to be transferred to the United States District Court for the District of Minnesota. This case has been dormant since the transfer.

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

The Company filed a lawsuit against Robotic Vision Systems, Inc. (RVSI) on March 20, 2003, in the United States District Court for the District of Massachusetts for breach of a confidentiality agreement, seeking damages in excess of $75,000. This case is currently in the discovery phase, and the Company intends to vigorously pursue its claims.

Item 5. Other Information.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this report regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. The cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 6. Exhibits and Reports on Form 8-K.


         a. Exhibits

                  31. CEO/CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

                  32. Veritec Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         b. Reports on Form 8-K.


                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Veritec Inc.

Date:   February 19, 2004                          /s/ Van Thuy Tran
        ------------------                         -----------------------------
                                                   Van Thuy Tran
                                                   Chief Executive Officer and
                                                   Chief Financial Officer