Form 10QSB
period 2003-12-31
VERITEC INC
filed 2004-02-19
CIK 773318

     ---------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     ---------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                For the quarterly period ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


                       [Please check appropriate response]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 17, 2004 the Company had:

                        Number of Shares of Common Stock
            -------------------------------------------------------
                                    7,141,849
            -------------------------------------------------------

     Transition Small Business Disclosure Format (check one): Yes [ ] No [X]

                       [Please check appropriate response]

Table of Contents

                                   FORM 10-QSB
                                  VERITEC INC.

                                      INDEX
                                                                              Page
PART I.  FINANCIAL INFORMATION                                                   4

Item 1.  Financial Statements                                                    4
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                           10
Item 3.  Controls and Procedures                                                13

PART II. OTHER INFORMATION                                                      13

Item 1.  Legal Proceedings                                                      13
Item 5.  Other Information                                                      14
Item 6.  Exhibits and Reports on Form 8-K                                       14

SIGNATURES                                                                      15

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                  VERITEC INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          December 31,         June 30,
                                                                              2003               2003
                                                                          ------------       ------------
ASSETS

Current Assets:
  Cash                                                                    $    422,783       $    325,193
  Accounts receivable, net                                                      25,932            185,174
  Inventories                                                                   49,637             11,585
  Prepaid expenses                                                              86,330             32,791
                                                                          ------------       ------------
    Total current assets                                                       584,682            554,743


  Fixed assets, net                                                             10,031             14,669
  Technology and software costs, net                                            98,160            119,874
  Other                                                                         27,573              7,827
                                                                          ------------       ------------

    Total assets                                                          $    720,446       $    697,113
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable - related parties                                         $    640,000       $    340,000
  Convertible note - related party                                             497,374            497,374
  Current maturities of long-term debt                                         115,967            109,878
  Accounts payable and accrued expenses                                      1,148,680          1,038,019
  Customer deposits                                                             20,768              2,912
                                                                          ------------       ------------
    Total current liabilities                                                2,422,789          1,988,183

Long-term debt                                                                 229,276            256,720
Prepayment on stock subscription receivable                                    130,922            242,033

Stockholders' equity (deficit):
  Preferred stock, par value $1.00, authorized 10,000,000 shares,
    275,000 shares of Series H authorized, 76,000 shares outstanding           366,007            366,007
  Common stock, par value $.01,authorized 20,000,000 shares, 7,141,849
    and 7,126,849 shares outstanding                                            71,418             71,268
  Subscription receivable                                                     (790,796)          (860,326)
  Additional paid in capital                                                11,967,322         11,922,440
  Accumulated deficit                                                      (13,703,071)       (13,288,631)
  Accumulated other comprehensive income (loss)                                 26,579               (581)
                                                                          ------------       ------------
    Stockholders' equity (deficit)                                          (2,062,541)        (1,789,823)
                                                                          ------------       ------------

    Total liabilities and stockholders' equity (deficit)                  $    720,446       $    697,113
                                                                          ============       ============


                 See Notes to Consolidated Financial Statements.

                                  VERITEC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended December 31,
                                                       -------------------------------
                                                            2003            2002
                                                          ---------       ---------
Revenues                                                  $ 355,057       $ 696,921

Cost of sales                                                52,924         179,749
                                                          ---------       ---------

Gross profit                                                302,133         517,172
                                                          ---------       ---------

Operating Expenses
  Selling, general and administrative                       590,574         494,466
  Research and development                                   53,022         110,356
  Depreciation and amortization                              11,856          11,663
                                                          ---------       ---------

Total operating expenses                                    655,452         616,485
                                                          ---------       ---------

Loss from operations                                       (353,319)        (99,313)
                                                          ---------       ---------

Other income (expense):
  Interest expense, net                                     (29,967)        (21,566)
  Other income, net                                          46,509          26,062

  Minority interest in Veritec Iconix Ventures, Inc.             --         (42,924)
                                                          ---------       ---------

Total other income (expense)                                 16,542         (38,428)
                                                          ---------       ---------

Loss before income taxes                                   (336,777)       (137,741)


Income tax expense                                             (470)           (376)
                                                          ---------       ---------

Net loss                                                  $(337,247)      $(138,117)
                                                          =========       =========

Basic and diluted net loss per common share               $   (0.05)      $   (0.02)
                                                          =========       =========

                 See Notes to Consolidated Financial Statements.

                                  VERITEC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six months ended December 31,
                                                          -----------------------------
                                                              2003              2002
                                                          -----------       -----------
Revenues                                                  $   952,367       $ 1,319,230

Cost of sales                                                 171,479           442,929
                                                          -----------       -----------

Gross profit                                                  780,888           876,301
                                                          -----------       -----------

Operating Expenses
  Selling, general and administrative                       1,051,430           917,854
  Research and development                                    110,938           197,996
  Depreciation and amortization                                23,712            23,517
                                                          -----------       -----------

Total operating expenses                                    1,186,080         1,139,367
                                                          -----------       -----------

Loss from operations                                         (405,192)         (263,066)
                                                          -----------       -----------

Other income (expense):
  Interest expense, net                                       (62,990)          (40,604)
  Other income, net                                            54,648            47,222

  Minority interest in Veritec Iconix Ventures, Inc.               --           (23,524)
                                                          -----------       -----------

Total other expense                                            (8,342)          (16,906)
                                                          -----------       -----------

Loss before income taxes                                     (413,534)         (279,972)


Income tax expense                                               (906)             (742)
                                                          -----------       -----------

Net loss                                                  $  (414,440)      $  (280,714)
                                                          ===========       ===========

Basic and diluted net loss per common share               $     (0.06)      $     (0.04)
                                                          ===========       ===========


                 See Notes to Consolidated Financial Statements.

                                  VERITEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended December 31,
                                                        -----------------------------
                                                             2003            2002
                                                          ---------       ---------
Cash flows from operating activities:
  Net loss                                                $(414,440)      $(280,714)
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                            23,712          23,708
Changes in operating assets and liabilities:
  Accounts receivable                                       159,242        (208,035)
  Inventories                                               (38,052)         64,851
  Prepaid expenses                                          (51,571)       (135,082)
  Accounts payable and accrued expenses                     110,660         157,037
  Customer deposits                                          17,856           6,517
                                                          ---------       ---------
Net cash used by operating activities                      (192,593)       (371,718)
                                                          ---------       ---------

Cash flows from investing activities:

  Minority interest in Veritec Iconix Venture, Inc.              --          22,701
                                                          ---------       ---------

Cash flows from financing activities:
  Proceeds  from stock issuance, subscription
    receivable, and prepayment on stock                       3,451          74,999
  Proceeds from notes payable - related parties             300,000              --
  Proceeds from notes payable - related parties                  --         188,073
  Proceeds from (payments on) long-term debt payable        (21,355)        146,833
                                                          ---------       ---------
Net cash provided by financing activities                   282,096         409,905
                                                          ---------       ---------

Effect of exchange rate changes                               8,087         (22,302)
                                                          ---------       ---------

Increase in cash                                             97,590          38,586

Cash at beginning of period                                 325,193         158,760
                                                          ---------       ---------

Cash at end of period                                     $ 422,783       $ 197,346
                                                          =========       =========

                 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB for the year ended June 30, 2003.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $337,247 during the quarter ended December 31, 2003, $414,440 during the six month period ended December 31, 2003, and has lost $13,703,073 from inception to December 31, 2003. At December 31, 2003, the Company had a $1,838,107 working capital deficiency and a stockholders' deficit of $2,062,541. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has relied on its financing from The Matthews Group LLC (see subscription receivable below).

The Company's management is pursuing new sales opportunities for the Company. On June 25, 2003, the Company's management acquired the remaining 50% interest in VIVI (as defined below) from The Matthews Group LLC, a related party, to improve the Company's viability. Management believes that it will be successful in these efforts, which will improve its ability to realize assets and settle liabilities in the normal course of operations. However, there is no assurance that the Company will succeed in these efforts or that the Company will continue as a going concern.

Investment: Veritec Iconix Ventures, Inc. (VIVI)

On January 30, 2002, Veritec Inc. and The Matthews Group LLC formed Veritec Iconix Ventures, Inc. (VIVI), a Delaware corporation. Each owned 50% of the outstanding shares of common stock of VIVI. In April 2002, The Matthews Group LLC loaned the Company $100,000, of which $50,000 was subsequently used to make the Company's initial capital contribution to VIVI. The promissory note to The Matthews Group LLC bears interest at 10% per annum and is due December 31, 2004. Additionally, the promissory note is convertible into common stock of the Company at $0.25 per share.

On February 13, 2002, VIVI entered into an agreement to purchase 100% of the outstanding equity securities of Iconix, Inc., a Japanese corporation, pursuant to a Stock Purchase Agreement dated February 13, 2002, by and among VIVI, Iconix, Inc., Masayuki Kuriyama and Yoshihiro Tasaka. The total consideration for the purchase consisted of 300,000 shares of the Company's common stock and $100,000 in U.S. dollars. The 150,000 shares contributed by the Company represented newly issued shares of the Company's common stock. The 150,000 shares contributed by The Matthews Group LLC represented a portion of the shares already owned by The Matthews Group LLC.

On June 25, 2003, Veritec entered into an agreement with The Matthews Group LLC to purchase The Matthews Group's 50% ownership of VIVI at the acquisition price of $50,000 and 150,000 shares of stock, the original price paid by The Matthews Group LLC on February 13, 2002. The Company issued 150,000 shares to The Matthews Group LLC and a promissory note of $50,000. At the same time, the Company agreed to sell VIVI's software developed for the textile industry and certain intangible assets of its textile industry business to Com Techno Alpha Inc., a Japanese corporation. As a part of the textile sale, Yoshihiro Tasaka, the principal of Com Techno and a former employee and officer of VIVI, agreed to return to the Company 120,000 shares of the Company's common stock. This stock has been returned and was subsequently cancelled. In November 2003, the Company finalized the agreement with Com Techno under which Com Techno will pay the Company 8,100,000 yen at a rate of 225,000 yen per month for thirty-six months ($67,782 and $1,883 respectively in U.S. dollars). The agreement provides for acceleration of payments to be received for each sale of a Tuft Controller by COM Techno. The textile software business accounted for 33% of the Company's sales in 2003 and 25% in 2002 (64% of VIVI's sales in 2003 and 69% in 2002).

Prepayment On Subscription Receivable

The Matthews Group made prepayments against its subscription payable to the Company. These prepayments are unsecured and non-interest bearing. It is assumed the prepayment at December 31, 2003 will ultimately be applied against the subscription receivable.

Subscription Receivable

In September 1999, the Company accepted a commitment from The Matthews Group LLC to fund the $2,000,000 required under the Company's bankruptcy plan of reorganization. This funding is in the form of a promissory note that requires 108 monthly payments of $18,519. These payments are non-interest bearing and were to be collateralized by a pledge of properties controlled by principals of The Matthews Group LLC. In July 2001, the principals of The Matthews Group LLC granted to the Company a security interest in certain California and Minnesota properties to partially collateralize the subscription. Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

The Matthews Group LLC is scheduled to fund the subscription receivable with monthly payments of $18,519. As the Company has experienced cash shortfalls, The Matthews Group LLC made payments on the subscription receivable in advance of the due dates. Such advance payments are reflected as a liability in the financial statements in the Prepayment on Stock Subscription Receivable account. At December 31, 2003, The Matthews Group LLC had made prepayments of $130,922 towards scheduled payments on the subscription receivable. At The Matthews Group LLC's discretion, the balance in this account may be used to satisfy any scheduled payment due on the subscription receivable. When The Matthews Group LLC does so, the Company reduces the Prepayment on Stock Subscription Receivable account and credits the subscription receivable and additional paid-in-capital. Historically, when the Company has experienced a cash shortfall, The Matthews Group LLC has continued to make its monthly payments due on the subscription receivable. However, there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. The Company has no advance knowledge of whether, in any given month, The Matthews Group LLC may make a scheduled payment on the subscription receivable or utilize the balance in the Prepayment on Stock Subscription Receivable account. The Company also has no assurance of The Matthews Group LLC's ability to continue to provide this funding. Failure of The Matthews Group LLC to continue to make scheduled payments on the subscription receivable could negatively impact the Company's ability to meet its cash flow requirements.

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

The Company has incurred losses from operations since inception and has an accumulated deficit of $13,703,071 as of December 31, 2003.

In the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2003, the Company identified critical accounting policies and estimates for its business.

Results of Operations - December 31, 2003 compared to December 31, 2002

Revenues

Revenues of $355,057 for the quarter ended December 31, 2003 were $341,864, or 49%, lower than the quarter ended December 31, 2002. Revenues of $952,367 for the six months ended December 31, 2003 were $366,863, or 28%, lower than the six months ended December 31, 2002. The decrease in sales for the quarter and the six-months ended December 31, 2003 compared to the quarter and the six-months ended December 31, 2002 is related to the June 2003 sale of VIVI's textile software business to Com Techno Alpha, as after the sale, the textile revenues ceased. For the quarter ended December 31, 2003, the Company's revenues consisted of $83,050 from VIVI-Japan and $272,007 from Veritec Inc. Revenues for Veritec Inc. for the quarter remained flat from 2002 and 2003 of $272,983 and $272,007, respectively. Revenues for the six-months ended for Veritec Inc. increased $208,074 or 41% from July 1 through December 31, 2002 and 2003. The fiscal 2004 over fiscal 2003 increase primarily relates to sales by the Company's major distributor Sun Jin Neotech, the acceptance of the Company's software in the Asian market and increased sales to other customers.

The Company continues to concentrate its efforts in the Asian market where the Company believes it has the best opportunities to grow revenue.

Gross Profit

Gross profit of $302,133 for the quarter ended December 31, 2003 was $215,039, or 42%, lower than the quarter ended December 31, 2002. Gross profit of $780,888 for the six months ended December 31, 2003 was $95,413, or 11%, lower than the six months ended December 31, 2002. Gross profit percentage was 85% and 74% for the quarter ended December 31, 2003 and 2002, respectively. Gross profit percentage was 82% and 66% for the six months ended December 31, 2003 and 2002, respectively. The increase in gross profit percentage is due to the higher margin of our software products revenues in 2003. The prior period included VIVI's sales of software to customers in the textile business that provided the Company with lower margin. This portion of the business was sold to Com Techno Alpha on June 25, 2003.

Operating Expense

Operating expenses for the quarter ended December 31, 2003 versus December 31, 2002 were as follows:

                                  Three Months Ended               Six Months Ended
                                     December 31,                    December 31,
                              --------------------------      --------------------------
                                 2003            2002            2003            2002
                              ----------      ----------      ----------      ----------
Selling, general and          $  590,574      $  494,466      $1,051,430      $  917,854
administrative
Research and development          53,022         110,356         110,938         197,996

Selling, general and administrative expenses for the quarter ended December 31, 2003 were $96,108, or 19%, higher than the quarter ended December 31, 2002. Selling, general and administrative expenses for six months ended December 31, 2003 were $133,576, or 15%, higher than the six months ended December 31, 2002. The increase is largely due to additional staffing and marketing campaigns to promote public awareness about the Company and to market the new VSCode technology.

Research and development expenses for the quarter ended December 31, 2003 were $57,334, or 52%, lower than research and development expense for the quarter ended December 31, 2002. Research and development expenses for the six months ended December 31, 2003 were $87,058, or 44%, lower than the six months ended December 31, 2002. The reduction in research and development expenses relates to reduced staffing and contract labor expenses for engineering projects in 2002 that have been completed or are near completion. These research and development expense savings have shifted to the sales and marketing department to market the new VSCode technology. The Company currently markets software that authenticates individuals through the use of fingerprints

Capital Expenditures and Future Commitments

No capital expenditures for equipment were made during either period.

On January 30, 2002, Veritec Inc. and The Matthews Group LLC formed Veritec Iconix Ventures, Inc. ("VIVI"), a Delaware corporation. Each company owned 50% of the outstanding shares of common stock of VIVI. In April 2002, The Matthews Group LLC loaned Veritec $100,000, and Veritec subsequently used $50,000 of this amount to make its initial capital contribution to VIVI. The promissory note to The Matthews Group LLC bears interest at 10% per annum and is due December 31, 2004. Additionally, the promissory note is convertible into our common stock at $0.25 per share.

Subsequent to the formation of VIVI, on February 13, 2002, VIVI entered into an agreement to purchase 100% of the outstanding equity securities of Iconix, Inc., a Japanese corporation, pursuant to a Stock Purchase Agreement, dated February 13, 2002, by and among VIVI, Iconix, Inc., Masayuki Kuriyama and Yoshihiro Tasaka. The total consideration for the purchase consisted of 300,000 shares of Veritec common stock and $100,000 in U.S. dollars. The 150,000 shares contributed by Veritec represented newly issued shares of its common stock. The 150,000 shares contributed by The Matthews Group LLC represented a portion of the shares of the Company's common stock already owned by it.

Although the Company continues to minimize spending for capital expenditures, it believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Liquidity and Capital Resources

A number of uncertainties exist that may affect the Company's future operating results. These uncertainties include general economic conditions, market acceptance of the Company's products and the Company's ability to manage expense growth. The Company has sustained significant losses and expects the losses to continue through fiscal year 2004 at a decreasing rate. The Company's cash on hand is not sufficient to fund current operating needs. Therefore, the continued operation of the Company will continue to be dependent on cash flows from The Matthews Group LLC. There is no assurance that The Matthews Group LLC will complete the obligations or that the payments required to be made by The Matthews Group LLC will be adequate. The Company is seeking additional debt or equity financing, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for the Company's needs.

Although uncertainties exist, the Company feels that cash flows from operations will at least partially fund cash needs in 2004. Sales leads continue to be strong. Based on past success rates, the Company believes a percentage of these leads will agree to purchase product. It is expected that cash from these new sales will be more towards the second half of 2004 through fiscal 2005 because of the long cycle in the selling process. For 2004, the Company will continue to utilize distributors to help market its products. Several distributors signed distributorship agreements in 2003 and several more have indicated serious interest in 2004. Cash will be generated by requiring distributors to pay a license fee which will give the distributors the opportunity of discounted software prices and allow each distributor to be more competitive in its marketing region.

Continued competition may drive down the price at which the Company can sell its products, and reduced capital expenditures by the Company's customers may also have a negative impact.

Net cash used in operating activities totaled $192,593 for the six months ended December 31, 2003 as compared to $371,718 of cash used for operating activities in the six months ending December 31, 2002. Cash used by operating activities for the six months ended December 31, 2003 consisted primarily of net losses of $414,440, prepaid expenses of $51,571 and inventory purchases of $38,052, offset by increases in accounts receivable of $159,242 and accounts payable and accrued expenses of $110,660. The Company made no capital expenditures for the quarter and paid down long-term debt of $21,355. The operating and investing cash flow deficits in six months ended December 31, 2003 were funded through proceeds from scheduled payments on the subscription receivable of $111,114, all of which was received from prior prepayment, and borrowing of $300,000 from the Company's Chief Executive Officer, The Matthews Group and an investor. No additional monies were received from The Matthews Group LLC on the subscription agreement for the six months ended December 31, 2003. As of December 31, 2003 the prepayment balance from The Matthews Group LLC was $130,922. This prepayment could be used by The Matthews Group LLC to cover 7 payments under the subscription receivable agreement or the remaining scheduled payments for fiscal year 2004. From July 1, 2003 through the date of our second quarter report, The Matthews Group LLC had used this prepayment to satisfy all of its scheduled payments under the agreement, and no monies have been received under the subscription receivable.

Management has taken steps to manage expense and believes that existing cash, together with cash flows generated by product sales and raising capital will be sufficient to fund operations through 2004 and until the Company achieves positive cash flow.

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

On January 10, 2002, the Company initiated arbitration against Mitsubishi, Inc. in Los Angeles, California alleging five causes of action arising out of various contracts and business dealings. Mitsubishi asserted several counterclaims. Pursuant to various motions in "Phase I" of the arbitration, the arbitration panel dismissed three of the Company's five claims. On January 5, 2004, Phase II of the arbitration, on the Company's remaining two claims (tortious interference with prospective business opportunities and termination of a licensing agreement) and on Mitsubishi's counterclaims, commenced. After three days, the hearing was suspended due to procedural irregularities that may have contaminated the entire arbitration. The parties are currently in discovery with respect to this matter. No opinion can be given at this time as to the outcome of this issue or of the arbitration proceeding as a whole.

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

Item 6.  Exhibits and Reports on Form 8-K.


         a. Exhibits

                  31. CEO/CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

                  32. Veritec Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         b. Reports on Form 8-K.

                  The Company filed a current report on Form 8-K on October 30, 2003 relating to the resignation of the Company's auditors.

                  The Company filed a current report on Form 8-K on November 12, 2003 relating to the appointment of new auditors.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Veritec Inc.

Date: February 19, 2004          /s/ Van Thuy Tran
      ------------------         --------------------------------------------
                                 Van Thuy Tran
                                 Chief Executive Officer and Chief
                                  Financial Officer