Form 10QSB
period 2004-03-31
VERITEC INC
filed 2004-05-17
CIK 773318

------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
 ------------------------------------------------------------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

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

                       [Please check appropriate response]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 10, 2004 the Company had:

                        Number of Shares of Common Stock
            -------------------------------------------------------

                                    7,141,849
            -------------------------------------------------------

      Transition Small Business Disclosure Format (check one):     Yes     No X
      ----------------------------------------------------------      ---    ---

Table of Contents
-----------------



                                   FORM 10-QSB
                                   VERITEC INC.

                                      INDEX
                                                                        Page

PART I.  FINANCIAL INFORMATION                                            4

Item 1.  Financial Statements                                             4
Item 2.  Management's Discussion and Analysis or Plan of Operation       13
Item 3.  Controls and Procedures                                         16

PART II. OTHER INFORMATION                                               17

Item 1.  Legal Proceedings                                               17
Item 5.  Other Information                                               18
Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                               19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------

                                  VERITEC INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,        June 30,
                                                        2004            2003
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS

Current Assets:
   Cash                                            $    459,833    $    325,193
   Accounts receivable, net                             284,551         185,174
   Inventories                                           40,379          11,585
   Prepaid expenses                                      22,001          32,791
                                                   ------------    ------------
        Total current assets                            806,764         554,743

Fixed assets, net                                        11,173          14,669
Technology and software costs, net                       84,154         119,874
Other                                                    28,418           7,827
                                                   ------------    ------------

        Total assets                               $    930,509    $    697,113
                                                   ============    ============


















      Note: The balance sheet as of June 30, 2003, has been condensed from the audited financial statements.




                 See Notes to Consolidated Financial Statements.

                                  VERITEC INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                     March 31,        June 30,
                                                        2004            2003
                                                   ------------    ------------
                                                    (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Notes payable - related parties                 $    640,000    $    340,000
   Convertible notes - related party                    497,374         497,374
   Current maturities of long-term debt                 117,569         109,878
   Accounts payable and accrued expenses              1,272,046       1,038,019
   Customer deposits                                      3,884           2,912
                                                   ------------    ------------
        Total current liabilities                     2,530,873       1,988,183

Long-term debt                                          202,955         256,720
Prepayment on stock subscription receivable              75,367         242,033

Stockholders' equity (deficit):
   Preferred stock, par value $1.00, authorized
      10,000,000 shares, 275,000 shares of Series H
      authorized,  76,000 shares outstanding, each
      share convertible to 10 shares of common stock    366,007         366,007
   Common stock, par value $.01, authorized
      20,000,000 shares, 7,141,849 and 7,126,849
      shares outstanding                                 71,418          71,268
   Subscription receivable                             (754,712)       (860,326)
   Additional paid in capital                        11,986,793      11,922,440
   Accumulated deficit                              (13,562,025)    (13,288,631)

   Accumulated other comprehensive income (loss)         13,833            (581)
                                                   ------------    ------------

        Stockholders' equity (deficit)               (1,878,686)     (1,789,823)
                                                   ------------    ------------

        Total liabilities and stockholders' equity $    930,509    $    697,113
                                                   ============    ============




      Note: The balance sheet as of June 30, 2003, has been condensed from the audited financial statements.




                 See Notes to Consolidated Financial Statements.

                                  VERITEC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended March 31,
                                                  ------------------------------
                                                       2004             2003
                                                  ------------     ------------

Revenues                                          $    678,701     $    523,936

Cost of sales                                           53,473          196,885
                                                  ------------     ------------

Gross profit                                           625,228          327,051
                                                  ------------     ------------

Operating expenses
  Selling, general and administrative                  398,590          565,824
  Research and development                              42,745           79,407
  Depreciation and amortization                         11,857           11,650
                                                  ------------     ------------

Total operating expenses                               453,192          656,881
                                                  ------------     ------------

Income (loss) from operations                          172,036         (329,830)
                                                  ------------     ------------

Other income (expense):
  Interest expense, net                                (33,711)         (73,691)
  Other income, net                                      3,200           23,276
  Minority interest in Veritec Iconix Ventures, Inc.      --             35,937
                                                  ------------     ------------


Total other income (expense)                           (30,511)         (14,478)
                                                  ------------     ------------

Income before income taxes                             141,525         (344,308)

Income tax expense                                         477              370
                                                  ------------     ------------

Net income (loss)                                 $    141,048     $   (344,678)
                                                  ============     ============

Net income (loss) per common share:
  Basic                                           $       0.02     $      (0.05)
  Diluted                                         $       0.01     $      (0.05)



                 See Notes to Consolidated Financial Statements.

                                  VERITEC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Nine months ended March 31,
                                                  -----------------------------
                                                       2004             2003
                                                  ------------     ------------

Revenues                                          $  1,631,068     $  1,843,166

Cost of sales                                          224,952          639,814
                                                  ------------     ------------

Gross profit                                         1,406,116        1,203,352
                                                  ------------     ------------

Operating expenses
  Selling, general and administrative                1,450,021        1,483,675
  Research and development                             153,683          277,403
  Depreciation and amortization                         35,567           35,169
                                                  ------------     ------------

Total operating expenses                             1,639,271        1,796,247
                                                  ------------     ------------

Loss from operations                                  (233,155)        (592,895)
                                                  ------------     ------------

Other income (expense):
  Interest expense                                     (96,701)        (114,295)
  Other income, net                                     57,848           70,497
  Minority interest in Veritec Iconix Ventures, Inc.      --             12,413
                                                  ------------     ------------


Total other expense                                    (38,853)         (31,385)
                                                  ------------     ------------


Loss before income taxes                              (272,008)        (624,280)

Income tax expense                                       1,384            1,113
                                                  ------------     ------------

Net loss                                          $   (273,392)    $   (625,393)
                                                  ============     ============

Net income (loss) per common share:
   Basic                                          $      (0.04)    $      (0.09)
   Diluted                                        $      (0.04)    $      (0.09)


                 See Notes to Consolidated Financial Statements.

                                  VERITEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine months ended March 31,
                                                   ----------------------------
                                                        2004            2003
                                                   ------------    ------------
Cash flows from operating activities:
  Net loss                                         $   (273,392)   $   (625,393)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                        35,567          35,562
 Changes in operating assets and liabilities:
  Accounts receivable                                   (99,378)            220
  Inventories                                           (28,794)         66,287
  Prepaid expenses                                       28,655        (133,749)
  Accounts payable and accrued expenses                 234,030         341,656
  Customer deposits                                         972           7,682
                                                   ------------    ------------

Net cash used by operating activities                  (102,340)       (307,735)
                                                   ------------    ------------


Cash flows from investing activities:
  Minority interest in Veritec Iconix Venture, Inc.        --           (14,725)
                                                   ------------    ------------


Cash flows from financing activities:
  Proceeds  from stock issuance, subscription
    receivable, and prepayment on stock                   3,451          75,000
  Proceeds from notes payable - related parties         300,000         187,527
  Proceeds from (payments on) long-term debt,net        (46,075)         80,721
                                                   ------------    ------------
Net cash provided by financing activities               257,376         343,248
                                                   ------------    ------------

Effect of exchange rate changes                         (20,396)         33,252
                                                   ------------    ------------

Increase in cash                                        134,640          54,040

Cash at beginning of period                             325,193         158,760
                                                   ------------    ------------

Cash at end of period                              $    459,833    $    212,800
                                                   ============    ============




                 See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with United States of America generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States of
America generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB for the year ended June 30, 2003.

Certain amounts presented in the 2003 financial statements, as previously reported, have been reclassified to conform to the 2004 presentation.

Net Income (Loss) Per Common Share
----------------------------------

Basic net income (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share, in addition to the weighted average determined for basic earnings per share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options and warrants, Series H Preferred stock, and convertible notes payable. For the three months ended March 31, 2003, and the nine months ended March 31, 2004 and 2003, the stock options and warrants, Series H Preferred stock, and convertible notes were antidilutive, and therefore, were not included in the computations of diluted loss per common share.

Basic and diluted net income per common share for the three months ended March 31, 2004, was as follows:

                                                         Basic        Diluted
                                                     -----------    -----------

Net Income                                           $   141,048    $   141,048
Interest expense on convertible debt                        --           18,428
                                                     -----------    -----------

Net income for per share computation                 $   141,048    $   159,476
                                                     ===========    ===========

Weighted average shares outstanding                    7,141,849      7,141,849

Incremental shares from assumed  exercise or
conversation of dilutive instruments:
       Options and warrants                                 --           76,216
       Series H Preferred Stock                             --        2,750,000
       Convertible notes                                    --        5,373,740
                                                     -----------    -----------
Shares outstanding                                     7,141,849     15,431,805
                                                     ===========    ===========

Net income per common share                          $      0.02    $      0.01
                                                     ===========    ===========


Cash
----

Cash balances are maintained in financial institutions in the United States and Japan. The balances from time to time exceed the insured limits. We have experienced no losses in these accounts and believe that we are not exposed to any significant risk of loss on our cash balances. The cost approximates the fair market value of the financial instruments.

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

Revenues
--------

The Company  accounts for revenue in accordance with Staff  Accounting  Bulletin
(SAB) 101 "Revenue Recognition in Financial Statements." Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet. Once the software is transmitted, the customers do not have a right to refuse or return. Revenue is recognized at that point. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances the Company delays revenue recognition and instead reflects the prepayments as customer deposits in the financial statements.

Research and Development
------------------------

Research and development costs are charged to expense as incurred.

Intangible Assets
-----------------

In fiscal 2000, the Company purchased certain software, source code, documentation, manuals and other written material for $50,000 and 187,500 shares of restricted common stock valued at $.80 per share. The Company has recorded this purchased software at cost, $200,000, and is amortizing it over five years using the straight-line method.

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

Going Concern
-------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company recorded net income of $141,048 during the quarter ended March 31, 2004, but incurred a net loss of $273,392 for the nine-month period ended March 31, 2004, and has lost $13,562,025 from inception to March 31, 2004. At March 31, 2004, the Company had a $1,724,109 working capital deficiency and a stockholders' deficit of $1,878,686. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has relied on receiving financing from The Matthews Group LLC (see subscription receivable below).

Investment: Veritec Iconix Ventures, Inc. (VIVI)
------------------------------------------------

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

The Matthews Group LLC is scheduled to fund the subscription receivable with monthly payments of $18,519. As the Company experienced cash shortfalls, The Matthews Group LLC made payments on the subscription receivable in advance of the due dates. Such advance payments are reflected as a liability in the financial statements in the Prepayment on Stock Subscription Receivable account. At March 31, 2004, The Matthews Group LLC had made prepayments of $75,367 towards scheduled payments on the subscription receivable. At The Matthews Group LLC's discretion, the balance in this account may be used to satisfy any scheduled payment due on the subscription receivable. When The Matthews Group LLC does so, the Company reduces the Prepayment on Stock Subscription Receivable account and credits the subscription receivable and additional paid-in-capital. Historically, when the Company has experienced a cash shortfall, The Matthews
Group LLC has continued to make its monthly payments due on the subscription receivable. However, there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. The Company has no advance knowledge of whether, in any given month, The Matthews Group LLC may make a scheduled payment on the subscription receivable or utilize the balance in the Prepayment on Stock Subscription Receivable account. The Company also has no assurance of The Matthews Group LLC's ability to continue to provide this funding. Failure of The Matthews Group LLC to continue to make scheduled payments on the subscription receivable could negatively impact the Company's ability to meet its cash flow requirements.

The Matthews Group LLC's prepayments against the subscription receivable are unsecured and non-interest bearing. The Company assumes that the prepayment existing at March 31, 2004 will ultimately be applied against the subscription receivable.



         Item 2.  Management's Discussion and Analysis or Plan of Operation
         ------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

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

The Company has incurred losses from operations since inception and has an accumulated deficit of $13,562,025 as of March 31, 2004.

In the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2003, the Company identified critical accounting policies and estimates for its business. The Company has not amended or changed any of its critical accounting policies and estimates since the filing of its Form 10-KSB.

Results of Operations - March 31, 2004 compared to March 31, 2003
-----------------------------------------------------------------

Revenues
--------

Revenues of $678,701 for the quarter ended March 31, 2004 were $154,765, or 30%, higher than the quarter ended March 31, 2003. Revenues of $1,631,068 for the nine months ended March 31, 2004, were $212,098, or 12%, lower than the nine months ended March 31, 2003. The decrease in sales for the nine-months ended March 31, 2004, compared to the nine-months ended March 31, 2003 is related to the June 2003 sale of VIVI's textile software business to Com Techno Alpha, as after the sale, the textile revenues ceased. For the quarter ended March 31, 2004, the Company's revenues consisted of $120,447 from VIVI (Japan) and $558,254 from United States operations. Revenues from the United States operation for the quarter increased 136% from 2003 and 2004 of $236,660 and $558,254, respectively. Revenues from the United States operations for the nine-months ended March 31, 2004 increased $499,668, or 67%, from the same period ended March 31, 2003. The increase for the three months ended March 31, 2004 primarily relates to sales by the Company's major distributor Sun Jin Neotech and new orders from the Liquid Crystal Display (LCD) manufacturers in Asia.

The Company continues to concentrate its efforts in the Asian market where the Company believes it has the best opportunities to grow revenue.

Gross Profit
------------

Gross profit of $625,228 for the quarter ended March 31, 2004 was $298,177, or 91%, higher than the quarter ended March 31, 2003. Gross profit of $1,406,116 for the nine months ended March 31, 2004 was $202,764, or 17%, higher than the nine months ended March 31, 2003. Gross profit percentage was 92% and 62% for the quarters ended March 31, 2004 and 2003, respectively. Gross profit percentage was 86% and 65% for the nine months ended March 31, 2004 and 2003, respectively. The increase in gross profit percentage is due to the higher margin of our software products revenues in 2004. The prior period included VIVI's sales of software to customers in the textile business that provided the Company with lower margin. VIVI's textile business was sold to Com Techno Alpha in June 2003.

Operating Expense
-----------------

Selling, general and administrative expenses for the quarter ended March 31, 2004 were $167,234, or 30%, lower than the quarter ended March 31, 2003. Selling, general and administrative expenses for nine months ended March 31,

2004 were $33,654, or 2% lower than the nine months ended March 31, 2003. The decrease in the third quarter is largely due to a reduction in legal expenses slightly offset by additional staffing and marketing campaigns to promote public awareness about the Company and to market the Company's new VSCode technology.

Research and development expenses for the quarter ended March 31, 2004 were $36,662, or 46%, lower than research and development expense for the quarter ended March 31, 2003. Research and development expenses for the nine months ended March 31, 2004 were $123,720, or 45%, lower than the nine months ended March 31, 2003. The reduction in research and development expenses relates to reduced staffing and contract labor expenses for engineering projects in 2003 that have been completed or are near completion. These research and development expense savings have shifted to the sales and marketing department to market the new VSCode technology.

Capital Expenditures and Future Commitments
-------------------------------------------

No capital expenditures for equipment were made during either period.

On January 30, 2002, Veritec Inc. and The Matthews Group LLC formed Veritec Iconix Ventures, Inc. ("VIVI"), a Delaware corporation. Each company owned 50% of the outstanding shares of common stock of VIVI. In April 2002, The Matthews Group LLC loaned Veritec $100,000, and Veritec subsequently used $50,000 of this amount to make its initial capital contribution to VIVI. The promissory note to The Matthews Group LLC bears interest at 10% per annum and is due December 31, 2004. Additionally, the promissory note is convertible into the Company's common stock at $0.25 per share.

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

Liquidity and Capital Resources
-------------------------------

A number of uncertainties exist that may affect the Company's future operating results. These uncertainties include general economic conditions, market acceptance of the Company's products and the Company's ability to manage expense growth. The Company has sustained significant losses and expects the losses to continue through fiscal year 2004. The Company's cash on hand is not sufficient to fund current operating needs. Therefore, the continued operation of the Company will continue to be dependent on cash flows from The Matthews Group LLC.

There is no assurance that The Matthews Group LLC will complete the obligations or that the payments required to be made by The Matthews Group LLC will be adequate. The Company is seeking additional debt or equity financing, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for the Company's needs.

Although uncertainties exist, management believes that cash flows from operations will at least partially fund cash needs in 2004. Sales leads continue to be strong. Based on past success rates, management believes a percentage of these leads will purchase product. It is expected that cash from these new sales will be more towards the second half of calendar 2004 through fiscal 2005 because of the long cycle in the selling process. For 2004, the Company will continue to utilize distributors to help market its products. The Company intends to generate cash by requiring distributors to pay a license fee that will offer the distributors discounted software prices and allow each distributor to be more competitive in its marketing region.

Continued competition may drive down the price at which the Company can sell its products, and reduced capital expenditures by the Company's customers may also have a negative impact.

Net cash used in operating activities totaled $102,340 for the nine months ended March 31, 2004 as compared to $307,735 of cash used for operating activities in the nine months ended March 31, 2003. Cash used by operating activities for the nine months ended March 31, 2004 consisted primarily of net losses of $273,392, increases in account receivable of $99,378 and inventories purchases of $28,794, offset by increases in account payable and accrued expenses of $234,030 and a decrease in prepaid expenses of $28,655. The Company made no capital expenditures for the quarter and paid down long-term debt of $46,075. The operating and investing cash flow deficits in nine months ended March 31, 2004 were funded through proceeds from scheduled payments on the subscription receivable of $166,671, all of which was received from prior prepayment, and borrowing of $300,000 from the Company's Chief Executive Officer, The Matthews Group and an investor. No additional monies were received from The Matthews Group LLC on the subscription agreement for the nine months ended March 31, 2004. As of March 31, 2004, the prepayment balance from The Matthews Group LLC was $75,367. This prepayment could be used by The Matthews Group LLC to cover four future payments under the subscription receivable agreement or the remaining scheduled payments for fiscal year 2004. From July 1, 2003 through the date of this report, The Matthews Group LLC had used this prepayment to satisfy all of its scheduled payments under the agreement.


Item 3.  Controls and Procedures
--------------------------------

Disclosure Controls and Procedures
----------------------------------

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

Internal Control over Financial Reporting
-----------------------------------------

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


                            PART II OTHER INFORMATION
                            -------------------------

Item 1.  Legal Proceedings.
---------------------------

On June 30, 2000 the Company was served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT
(Wx). This suit was brought by a shareholder and former director of the Company and named the Company and various individuals as defendants, claiming that certain corporate actions were taken without proper authority of the Company's board of directors and/or contrary to the plan of reorganization the Company filed and completed under Chapter 11 of the U.S. Bankruptcy Act. The Company denied all allegations and in December 2000, forced the case to be transferred to the United States District Court for the District of Minnesota. The Company expects discovery in this case to conclude by late 2004, and any trial would not occur until early 2005.

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

The Company filed a lawsuit against Robotic Vision Systems, Inc. (RVSI) on March 20, 2003, in the United States District Court for the District of Massachusetts for breach of a confidentiality agreement, seeking damages in excess of $75,000. By agreement of both parties, this case has been dismissed without prejudice.

Item 5.  Other Information.
---------------------------

                           FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. All statements other than statements of historical facts included in this report regarding the Company's strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements that it makes in this report are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. The cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

         a.       Exhibits

                  31. CEO/CFO Certification required by Rule 13a-14(a)/15d-14(a)
                      under the Securities Exchange Act of 1934.

                  32. Veritec Inc. Certification of CEO/CFO  pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350).

         b.       Reports on Form 8-K.

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Veritec Inc.
                                  ------------


Date:    May 17, 2004                       /s/ Van Thuy Tran
         ------------------                 ---------------------------
                                            Van Thuy Tran
                                            Chief Executive Officer
                                            and Chief Financial Officer