Form 10KSB
period 2004-06-30
VERITEC INC
filed 2004-10-14
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

            FOR THE FISCAL YEAR ENDED JUNE 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                           Commission File No. 0-15113



                                  VERITEC, INC.
              (Exact name of small business issuer in its charter)


                   Nevada                                    95-3954373
                   ------                                    ----------
       (State or Other Jurisdiction of                      (IRS Employer
       Incorporation or Organization)                     Identification No.)

   2445 Winnetka Avenue No. Golden Valley, MN                  55427
   ------------------------------------------                  -----
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|   No |_| .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to the Form 10-KSB.                                 |X|

Revenues for the year ended June 30, 2004 were $2,963,953.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, computed by reference to the average bid price of the common stock on September 13, 2004 was approximately $2,206,948.

Number of shares outstanding as of September 13, 2004: 7,071,849.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.               |X| Yes    |_| No.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB for the period ended June 30, 1999 is hereby incorporated by reference.


















          THIS DOCUMENT CONSISTS OF 52 PAGES, INCLUDING EXHIBIT PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 51.

                                  VERITEC, INC.
                                   FORM 10-KSB

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                               Page No.
PART I ...........................................................................................4

ITEM 1  DESCRIPTION OF BUSINESS...................................................................4
ITEM 2  DESCRIPTION OF PROPERTY..................................................................10
ITEM 3  LEGAL PROCEEDINGS........................................................................10
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................12

PART II..........................................................................................12

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................12
ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................13
ITEM 7  FINANCIAL STATEMENTS.....................................................................18
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES....42
ITEM 8A  CONTROLS AND PROCEDURES.................................................................44

PART III.........................................................................................45

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
          COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT                                     45
ITEM 10  EXECUTIVE COMPENSATION..................................................................46
ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................47
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................47
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K.........................................................49
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................49

PART IV..........................................................................................50

SIGNATURES ......................................................................................50

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

(A) Business Development

Veritec, Inc. (Veritec) was incorporated in the State of Nevada on September 8, 1982 for the purpose of developing, marketing and selling a line of microprocessor-based encoding and decoding system products. We were a development stage enterprise until June 30, 1995 at which time we had product available for sale.

In 1995 an involuntary proceeding under Chapter 7 of the United States Bankruptcy Code was commenced against us. The proceeding was subsequently converted to a Chapter 11 proceeding and a plan of reorganization was confirmed on April 23, 1997. The plan was completed, the trustee was discharged, and the case closed on October 13, 1999. Further information with respect to the bankruptcy proceeding is set forth in Item 3, of the Annual Report on Form 10-KSB filed by us for the year ended June 30, 1999, which report is incorporated herein by reference.

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

In 1999 we moved from our previous location in California to the suburbs of Minneapolis, Minnesota. After moving to Minnesota, engineering efforts were focused on converting the DOS based operating system to both Windows and UNIX operating platforms, further augmenting the number of computers with which our technology works, and the development of the Secure ID business. At the same time personnel and facilities costs were restructured to reduce overhead and the sales effort was focused on increasing our revenue primarily in the Asian market. In February 2002, as part of our objective to increase sales in Asia, we acquired 50% ownership of Veritec Iconix Ventures, Inc. (VIVI-USA). The other 50% of VIVI-USA was acquired by The Matthews Group, a related party. In April 2002, VIVI-USA acquired Iconix, Inc., a Japanese company. At this time Iconix, Inc., was renamed Veritec Iconix Ventures, Inc. (VIVI-Japan). In June 2003, we acquired The Matthews Groups 50% interest in VIVI-USA bringing our ownership of VIVI-USA to 100%.

In June 2003, we also agreed to sell VIVI-Japan's textile customer to Com Techno Alpha Inc., a Japanese corporation, for:

      - 8,100,000 yen to be paid at a rate of 225,000 yen per month for thirty-six months ($67,782 and $1,883 respectively in U.S. dollars).

      - 120,000 shares of Veritec's common stock (subsequently returned and cancelled).

Yoshihiro Tasaka, the principal of Com Techno, is a former employee and officer of VIVI-Japan. The agreement does provide for acceleration of payments to be received for each sale of a Tuft Controller by COM to this customer.

In May 2004, VIVI-USA was dissolved and VIVI-USA's investment in VIVI-Japan was transferred to the Veritec. Through VIVI-Japan, we provide services to our expanding LCD markets in Japan and Korea, and to the emerging markets in Taiwan, China and Southeast Asia. Veritec and VIVI-Japan are now expanding the market into the Secure ID business worldwide.

In November 2003, Veritec formed a wholly owned subsidiary, Vcode Holdings, Inc. (Vcode), a Minnesota corporation, to which it assigned three patents: U.S. Patent Nos. 4,924,078; 5,612,524 and 5,331,176. Vcode, in turn, entered into an exclusive license agreement with Vdata, LLC, an Illinois limited liability company, for the purpose of enforcement and licensing of said patents. The license agreement provides that all cost and expense related to the enforcement and licensing of the patents will be the responsibility of Vdata, LLC. The parties to the licensing agreement will share in net proceeds arising from the enforcement or sublicensing of the patents. As of this date Vcode and Vdata, LLC, have commenced patent enforcement litigation against Nokia Corporation in the United States District Court for the Northern District of Illinois. The litigation is in the discover phase and no opinion can be rendered with respect to its outcome.

Veritec, VIVI-USA, VIVI-Japan and Vcode (Company) represent the consolidated group.

(B)   Company's Products

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

The VSCode(TM) symbol can hold any form of binary information that can be digitized, including numbers, letters, photos, fingerprints, graphics and biometric information

The FCR-100 Finger Print Reader

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

The FCR-100 can be designed to work on most PC based operating system, including Windows 2000. This allows the system to function with the many different types of VSCode(TM) applications such as bankcards, access control, personnel identification, border control, and hospital identification cards. The FCR-100 is connected to the PC or server via a USB cable, and it can be set up for a wireless application or to allow multiple reading stations to be connected to a single computer.

VITS 310 Hand Held Reader

The VITS 310 is a two-dimensional barcode reader built with a monochrome CMOS type sensor. This scanner contains a built-in processor allowing it to read and decode Vericode(R).

The light-weight (75g) hand-held scanner can run on multiple operating systems such as Windows 98 SE, Win ME, Win 2000 and Windows XP. It can also utilize the capabilities of a PDA running Pocket PC 2002.

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

Manufacturing Operations and Supplies

In 2004 and 2003 the Company used one source for its hand-held scanner purchases. If necessary, the Company believes it could locate an alternate source for these hand-held scanners.

Patents

We have received U.S. patents on the Vericode(R): number 4,924,078 issued in 1990 and number 5,612,524 issued in March 1997. We have a European Patent, EP0438841, in France, Germany, and Great Britain. U.S. patent 5,331,176, issued in 1994, covers a method for illuminating two-dimensional barcodes with handheld readers. We believe that our core patents, 4,924,078 and 5,612,524 cover technology similar to that used by a wide range of companies. We have sent copies of our patents to many of these companies, suggesting that they review their products in light of these patents. To date we have received little interest in licensing our patents, but we intend to continue to explore this opportunity. We filed for an additional U.S. patent related to the Vericode(R) technology in 2002.

In November 2003, Veritec formed a wholly owned subsidiary, Vcode, a Minnesota corporation, to which it assigned three patents: U.S. Patent Nos. 4,924,078; 5,612,524 and 5,331,176. Vcode, in turn, entered into an exclusive license agreement with Vdata, LLC, an Illinois limited liability company, for the purpose of enforcement and licensing of said patents. The license agreement provides that all cost and expense related to the enforcement and licensing of the patents will be the responsibility of Vdata, LLC. The parties to the licensing agreement will share in net proceeds arising from the enforcement or sublicensing of the patents. As of this date Vcode and Vdata, LLC, have commenced patent enforcement litigation against Nokia Corporation in the United States District Court for the Northern District of Illinois. The litigation is in the discover phase and no opinion can be rendered with respect to its outcome.

Trademarks

We have filed applications to register the trademark "VeriSecure" in the United States. We have also filed applications to trademark "VSCode(TM)" in the following countries: Australia, Taiwan, South Korea, Singapore, Japan, China, and Vietnam. In addition we have filed applications to register the VeriCode(TM) in the following countries: China, Singapore, Vietnam, and Australia. We have a registered trademark for VeriCode(R) in the United States, Taiwan and South Korea.

Seasonality

We have not historically experienced seasonality.

Major Customers/Marketing

During the fiscal year ended June 30, 2004, four customers accounted for 80% of our revenues. Our largest customer was Sungjin Neotech Co., Ltd. ("SNC"), our Korean distributor. During the fiscal year ended June 30, 2003, two customers accounted for 70% of our sales. Foreign revenues accounted for 85% of the Company's revenues in fiscal year 2004 and 93% in fiscal year 2003. To date our revenues are concentrated in Asia.

We previously received royalties from Mitsubishi Corporation under non-exclusive license agreements for sales in Korea, Taiwan, and other countries. These royalties were paid on a quarterly basis. We have terminated these agreements. Additional information is supplied under "Item 3 - Legal Proceedings." We do not expect to receive additional royalties from Mitsubishi Corporation. We believe that Mitsubishi violated the contracts in several respects and are currently in arbitration with Mitsubishi over these issues.

There can be no assurance that our sales and licensing activities will be successful or that they will generate significant revenues in the future.

Engineering, Research and Development

We currently have three full-time engineers and two consultants in Veritec-USA and 3 full-time engineers in VIVI-Japan. Despite the fact that we are trying to improve our products and to develop new ones, there is no certainty that we will be able to develop, manufacture and market products that will receive broad acceptance and permit us to become profitable. See "Item 6 - Management's Discussion and Analysis - Operating Expenses" for a discussion of research and development expenses.

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

Employees

As of June 30, 2004, we had thirteen full-time and one part-time employee compared to six full-time employees and two part-time employees in 2003. In addition, several consultants have worked on various projects and specific needs throughout the year. As we grow we continually evaluate the employment needs of the Company.

ITEM 2 DESCRIPTION OF PROPERTY

We are leasing approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, MN 55427, which serves as our primary place of business. This lease is with Van Thuy Tran, a director, chief executive officer and chief financial officer of the Company. Our lease requires monthly payments of $4,200 and runs through June 30, 2005.

We also lease approximately 1,400 square feet of office space in Osaka, Japan which serves as VIVI-Japan's primary place of business. Our lease requires monthly payments of 243,000 Yen per month ($2,244 per month at June 30, 2004) and runs through February 28, 2006.

ITEM 3 LEGAL PROCEEDINGS

On June 30, 2000 we were served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT (Wx)). This suit was brought by a shareholder and former director of the corporation. The action was brought against us, and various individuals claiming that certain corporate actions were taken without proper authority of the corporation's board of directors and/or contrary to the plan of reorganization the corporation filed and completed under Chapter 11 of the U.S. Bankruptcy Act. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. Limited discovery has been undertaken. We intend to defend this action vigorously.

On January 10, 2002, we initiated arbitration against Mitsubishi Corporation in Los Angeles, California, alleging breach of contract, trade secret misappropriation and interference with business opportunities; seeking several million dollars in compensatory damages, punitive damages, legal fees and accrued interest. Mitsubishi counterclaimed on similar grounds, also seeking similar damages and amounts. The arbitration was split into two phases. The first phase, completed in July 2003, resulted in an interim award dismissing most of our claims. No decision on the second phase, completed in September 2004, has been issued by the arbitration panel. Veritec is seeking $1.5 million in attorneys' fees and costs if it prevails on the second phase. Mitsubishi has made a claim for compensatory damages of $11.25 million, punitive damages of $2 million and legal fees and costs of $3.9 million in the second phase. No opinion can be given at this time as to the final outcome of the arbitration.

In 2003, a former employee of the Company asserted he was entitled to a fully vested option to purchase 100,000 shares of Veritec common stock at an exercise price of $.088 per share. The Company denies this claim. This former employee has not proceeded further with this claim. Should such a claim be pursued the Company would defend this action vigorously.

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

The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov. Other information about us can be found at our website, www.veritecinc.com and by contacting the Company at 2445 Winnetka Avenue North, Golden Valley, MN 55427.

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

 Common Stock           Fiscal 2004                   Fiscal 2003
 ------------           -----------                   -----------
Quarter Ended          High        Low              High       Low

  September 30         .90        .25               .45       .26
  December 31          .50        .17               .36       .19
  March 31             .51        .25               .37       .20
  June 30              .75        .25               .60       .16

Shareholders

As of September 13, 2004 there were approximately 845 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).

Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.

Current Sales of Unregistered Securities

Effective June 25, 2003, we issued 150,000 shares of Veritec common stock to The Matthews Group as part of our purchase of their 50% ownership in VIVI-USA. The shares were issued at a price of $0.23 per share, the reported market price at the date of the original VIVI-USA acquisition. As these stock issuances did not involve any public offering, they were exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

On September 2, 2003, we issued 25,000 shares of Veritec common stock to settle an obligation to a former employee. The shares were issued at a price of $0.20 per share, the reported market price at the date the obligation was incurred. As this stock issuance did not involve any public offering, it was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

On September 2, 2003, we issued 25,000 shares of Veritec common stock to a new director, Charles Boyer. The shares were issued at a price of $0.30 per share, the reported market price at the date the grant. As this stock issuance did not involve any public offering, it was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Veritec was incorporated in the state of Nevada on September 8, 1982. Since we emerged from bankruptcy in 1999 we have relied on payments from our principal shareholder, The Matthews Group, ("TMG"), to fund operations, as our revenue has not been sufficient to cover expenses. As of June 30, 2004 TMG had paid $1,148,440. This amount is $19,811 more than the amount specified in the bankruptcy plan. The remaining obligation of TMG is $850,559, which is to be paid over the next 4 years. We expect that TMG will continue to perform on this obligation.

We had working capital deficits in the amount of $1,515,284 and $1,433,440 as of June 30, 2004 and June 30, 2003, respectively. Working capital is an important measure of our ability to meet our short-term obligations.

Results of Operations - June 30, 2004 compared to June 30, 2003

We had net loss of $(34,817) in the fiscal year ended June 30, 2004 compared to a net loss of $(1,176,941) in the fiscal year ended June 30, 2003.

Revenue

Revenues rose from $2,352,391 in 2003 to $2,963,953 in 2004, an increase of 26%. United States based sales rose from $1,181,870 in 2003 to $2,568,640 in 2004, an increase of 117%. In 2004 we continued the policy begun in 2003 of providing both hardware and software to customers. The acceptance of our security software by the Asian market continued in 2004. Revenues from our major Korean distributor remained strong in 2004. In addition, we added a major new Japanese distributor in 2004. This new Japanese distributor accounted for 22% of our sales in 2004. Also, sales to other customers remained strong or increased in 2004. Sales for VIVI-Japan, our wholly owned subsidiary, declined to $395,313 in 2004 compared to $1,190,650 in 2003, a decrease of 67%. $762,016 or 96% of this decrease related to the sale of VIVI-Japan's textile customer. Adjusting for the sale of this textile customer, sales for VIVI-Japan declined from $428,634 to $395,313, a decrease of 8%.

We continue to concentrate our efforts in the Asian market where we seem to have the best opportunities to grow revenue rapidly.

Operating Expenses

Operating expenses in fiscal 2004 versus 2003 were as follows:

                                                 June 30, 2004   June 30, 2003
                                                 -------------   -------------
Selling, general and administrative expenses       $1,416,996     $1,430,785
Legal                                               1,287,297      1,133,169
Research and development                               74,589        148,163
                                                   ----------     ----------
                                                   $2,778,882     $2,712,217
                                                   ==========     ==========

Selling, general and administrative expenses of $1,416,996 for the year ended June 30, 2004 were $(13,789) or 1% lower than selling, general and administrative expense of $1,430,785 for the year ended June 30, 2003. Legal and court fees relating to the Mitsubishi lawsuit and the other legal matters were $1,287,297 compared to $1,133,169, an increase of $154,128 for the year ended June 30, 2004 compared to 2003. We anticipate legal and court fees will decrease in 2005 as the Mitsubishi arbitration moves towards completion.

Research and development expenses of $74,589 for the year ended June 30, 2004 were $73,574 or 50% lower than research and development expense of $148,163 for the year ended June 30, 2003. Research and development expense in 2003 included expenses relating to a development agreement with Lite On Semiconductor, additional staffing, and contract labor costs due to our research and development focus on the development of the VSCode(TM) software. Research and development costs in 2004 returned to historical levels.

Interest expense for the year ended June 30, 2004 was $108,986 or 47% higher than interest expense of $74,056 for the year ended June 30, 2003. This higher interest was the result of increased debt levels in fiscal 2004.

Strategic Restructuring and Operations Plan

We will continue to focus on expanding our LCD markets in Asia by licensing our software and our patents. We believe that we can become a profitable company by expanding out target to other lucrative markets such as the " Secure ID business," such as driver's licenses, license plates, identification cards, and credit cards.

Due to our VSCode(TM) capability of storing 4,451 bytes of data, our customers will be able to include "biometric" (fingerprint, facial dimensions, etc.) information in the symbol. This large data storage capability will allow the user to retrieve the information without being connected to a database. Additionally, our technology is proprietary, and we provide security features within our hardware and software that protect against counterfeiting.

Capital Expenditures and Commitments

During the fiscal year ended June 30, 2004, we made $10,534 in capital purchases compared to $11,520 in 2003. Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

"Item 12. Certain Relationships and Related Transactions" describes principal and accrued interest due on various outstanding indebtedness that we owe to related parties. This related party indebtedness totals $1,369,121 at June 30, 2004 (Notes Payable: Related Parties - $390,000; Convertible Notes: Related Parties - $747,374; Accrued Interest - $231,747). This indebtedness is either due on demand, past due, or due November 14, 2004. At this time the Company does not have the monies needed to repay these obligations and to continue to meet operating needs.

The Company also has notes payable to banks totaling $283,979 at June 30, 2004. This indebtedness is due in monthly installments of $9,557, including interest at 1.3% to 2.5%. These notes mature between March 2005 and December 2009.

Liquidity and Factors That May Affect Future Results

A number of uncertainties exist that may affect our future operating results. These uncertainties include general economic conditions, market acceptance of our products, legal and court costs associated with our various legal matters, and our ability to manage expense growth. In particular, if we receive an adverse outcome in Phase II of the arbitration proceeding that we initiated against Mitsubishi, we will likely not have sufficient cash to fulfill any awards against us or to pay our legal fees. Such an adverse outcome in the arbitration proceeding could lead to our insolvency and have a serious adverse effect on our operations.

We have sustained significant losses since inception. These losses could continue into 2005 and future years. Our cash on hand is not sufficient to fund current operating needs. Therefore, the continued operation of our company will continue to be dependent on cash flows from The Matthews Group. There is no assurance that The Matthews Group will complete the obligations under the Plan of Reorganization or that the payment required to be made by The Matthews Group will be adequate. We are seeking additional debt or equity financing, but there is no assurance that additional financing will be obtained, or that any such financing will be sufficient for our needs.

Although no certainties exist, we feel that cash flows from operations will at least partially fund cash needs in 2005. Sales leads continue to be strong. Based on past success rates, we believe a percentage of these leads will agree to purchase product. For 2005 we will continue to use our existing and possibly new distributors to help market our products. The distributors who signed distributorship agreements in 2004 and 2003 supported our stronger sales for 2004. Several more potential distributors have shown serious interest in marketing our products in 2005. Cash will be generated by requiring distributors to pay a one time up front license fee which will give the distributors the opportunity of discounted software prices and allow the distributors to be more competitive in their marketing region.

Continued competition may drive down the price at which we can sell our products, and reduced capital expenditures by our customers may also have a negative impact.

Net cash from operating activities was $27,328 in 2004. Cash flows from the net loss of $(34,817) were further reduced by a $768,517 increase in accounts receivable. This was offset by a $825,028 increase in accounts payable and accrued expenses. Net cash from operating activities was $(118,316) in 2003. The 2003 cash flows from the net loss of $(1,176,941) were offset by significant cash flows from reductions in accounts receivable, inventory, prepaid expenses. This was further supplemented by a $656,528 increase in accounts payable and accrued expenses primarily relating to legal and professional fees related to the Mitsubishi lawsuit and to our reporting obligations as a public company.

Cash flows from financing activities decreased to $191,427 in 2004 compared to $295,963 in 2003. In 2004 The Matthews Group used the prepayment on subscription receivable to pay all of the $222,222 in scheduled payments on the subscription receivable resulting in no cash inflow to the Company. In 2003 The Matthews Group used the prepayment on subscription receivable to pay all but $82,300 of the $222,222 in scheduled payments due on the subscription receivable. At June 30, 2004 the remaining prepayment on subscription receivable was $19,811. In 2005 The Matthews Group will need to resume payments on the subscription receivable or apply other obligations owed to them by the Company to the subscription receivable and/or the prepayment on subscription receivable. In August 2004, Van Tran applied $84,333 in compensation owed her by the Company against the prepayment on subscription receivable. This transaction means The Matthews Group can use the prepayment to satisfy all of its scheduled payments under the subscription agreement through November 2004. At this time this appears to be The Matthews Group's intent. Cash flows from financing activities were supplemented through borrowings from Van Tran and Larry Johanns, principals in The Matthews Group, and The Matthews Group of $250,000 in 2004 and $290,200 in 2003.

At June 30, 2004 the Company had cash balances of $394,067 and bank certificates of deposit of $120,257. Management has taken steps to manage expenses Management is hopeful existing cash, together with cash flows generated by product sales and raising capital will be sufficient to fund operations through 2005, but there is there is no assurance we will be successful in these efforts. As discussed above, if we receive an adverse ruling in the Mitsubishi arbitration, we will likely not have sufficient cash available to meet our obligations.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2004:

                                           Payment due by Period
                      --------------------------------------------------------------
Obligations              Total       1 Year      2-3 Years    4-5 Years   Thereafter
-----------           ----------   -----------  ----------   ----------   ----------
Notes Payable -
   Related Parties    $  390,000   $  390,000         None         None         None
Convertible Notes -
   Related Parties    $  747,374   $  747,374         None         None         None
Long-Term Debt        $  283,979   $  114,681   $  103,296   $   52,742   $   13,260
Operating Leases      $   56,127   $   51,709   $    4,418         None         None
                      ----------   ----------   ----------   ----------   ----------
                      $1,477,480   $1,303,764   $  107,714   $   52,742   $   13,260
                      ==========   ==========   ==========   ==========   ==========

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounts and Notes Receivable

The Company sells to domestic and foreign companies and grants uncollateralized credit to customers, but requires deposits on unique orders. Management periodically reviews its accounts receivable and provides an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the near term.

Inventories

Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method.

Revenue Recognition

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements" and related amendments. Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted the customers do not have a right of refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances the Company delays revenue recognition and reflects the prepayments as deferred revenue.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are classified as revenue and shipping and handling costs are classified as cost of sales.

Intangible Assets

      Software Costs: On October 12, 1999, the Company purchased certain software, source code, documentation, manuals and other written material for $50,000 and 187,500 shares of Veritec common stock valued at $.80 per share. The Company has recorded this purchased software at cost, $200,000, and is amortizing it over 5 years using the straight-line method.

      Technology Rights: In 2003, the Company, through VIVI-Japan, acquired technology rights for the Delphi scanner for $85,243 ($80,000 in debt; 25,000 shares of the Veritec common stock at $.20 per share; and $243 in incidental costs). These technology rights are being amortized on a straight-line basis over their estimated useful life of three years.

Computer Software Costs

The Company capitalizes certain software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility were expensed as incurred. Management determined that technological feasibility occurred at the time the Company's software was available for general release to customers. Accordingly, no computer software development costs have been capitalized in the accompanying consolidated financial statements.

Stock-Based Consideration

The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the effect on the Company's 2004 and 2003 net loss and loss per common share would have been insignificant.





ITEM 7 FINANCIAL STATEMENTS

                                  VERITEC, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                TABLE OF CONTENTS
                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................19

INDEPENDENT AUDITORS' REPORT................................................20

CONSOLIDATED BALANCE SHEETS.................................................21

CONSOLIDATED STATEMENTS OF OPERATIONS.......................................23

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS...............................24

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT............................25

CONSOLIDATED STATEMENTS OF CASH FLOW........................................26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Veritec, Inc.
Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheet of Veritec, Inc. and subsidiaries (Company) as of June 30, 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the consolidated financial statements provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has accumulated losses of $13,323,448 from inception to June 30, 2004 and at June 30, 2004 the Company has a working capital deficiency of $1,515,284 and an excess of liabilities over assets of $1,602,789. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11, the Company is involved in various litigation, which could have a significant effect on the Company.

/s/ Lurie Besikof Lapidus & Company, LLP

Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota
October 12, 2004

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Veritec, Inc.
Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheet of Veritec, Inc., as of June 30, 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the consolidated financial statements provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc., as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company incurred a net loss of $1,176,941 during the year ended June 30, 2003, and, as of that date, had an excess of liabilities over assets of $1,789,823. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this matter.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
September 24, 2003


            7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
                  Telephone: (612) 861-0970 Fax: (612) 861-5827
                          Email: cjacallahan@qwest.net

                                  VERITEC, INC.

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2004 AND 2003

                                                           2004        2003
                                                        ----------   ----------
ASSETS

Current Assets:
   Cash                                                 $  394,067   $  325,193
   Certificates of deposit                                 120,257           --
   Accounts and notes receivable:
      Trade, net of allowance for doubtful
         accounts of $35,000 and $25,000                   949,802      185,174
   Inventories                                              20,730       11,585
        Prepaid expense - legal retainer                   100,000           --
        Prepaid expenses - other                            10,291       32,791
                                                        ----------   ----------
           Total Current Assets                          1,595,147      554,743
                                                        ----------   ----------

Property and Equipment:
   Furniture and equipment                                  66,032       62,511
   Vehicle                                                  41,481       41,481
                                                        ----------   ----------
                                                           107,513      103,992
   Less accumulated depreciation                            94,662       89,323
                                                        ----------   ----------
                                                            12,851       14,669
                                                        ----------   ----------

Other Assets:
   Software costs, net of accumulated amortization
    of $198,473 and $158,473                                13,334       53,334
   Technology rights, net of accumulated amortization
      of $43,716 and $18,703                                41,527       66,540
Note receivable                                             19,622           --
   Security deposits and other assets                       14,270        7,827
                                                        ----------   ----------
                                                            88,753      127,701
                                                        ----------   ----------
           Total Assets                                 $1,696,751   $  697,113
                                                        ==========   ==========

                 See notes to consolidated financial statements

                                  VERITEC, INC.

                                 BALANCE SHEETS

                             JUNE 30, 2004 AND 2003

                                                      2004           2003
                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current Liabilities:
   Notes payable - related parties                $    390,000    $    340,000
   Convertible notes - related party                   747,374         497,374
   Current maturities of long-term debt                114,681         109,878
   Accounts payable                                  1,485,851         777,414
   Accrued expenses:
      Payroll and related                              129,915         107,015
      Interest                                         231,747         130,763
                                                                        25,739
      Other                                             10,863
                                                  ------------    ------------
              Total Current Liabilities              3,110,431       1,988,183

Long-Term Debt, less current maturities                169,298         256,720

Prepayment on Stock and Subscription Receivable         19,811         242,033
                                                  ------------    ------------

              Total Liabilities                      3,299,540       2,486,936
                                                  ------------    ------------

Commitments and Contingencies

Stockholders'  Deficit:
   Preferred stock, par value $1.00;
      authorized 10,000,000 shares,
      275,000 shares of Series H
      authorized, 76,000 shares issued                 366,007         366,007
   Common stock, par value $.01;
      authorized 20,000,000 shares, 7,071,849
         and 7,126,849 shares issued                    70,718          71,268
   Subscription receivable                            (717,717)       (860,326)
   Additional paid-in capital                       11,990,954      11,922,440
   Accumulated deficit                             (13,323,448)    (13,288,631)

   Cumulative translation adjustment                    10,697            (581)
                                                  ------------    ------------
              Total Stockholders' Deficit           (1,602,789)     (1,789,823)
                                                  ------------    ------------

              Total Liabilities and
                 Stockholders' Deficit            $  1,696,751    $    697,113
                                                  ============    ============

                 See notes to consolidated financial statements

                                  VERITEC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                      2004             2003
                                                   -----------      -----------
Revenues                                           $ 2,963,953      $ 2,352,391

Cost of sales                                          261,474          741,769
                                                   -----------      -----------
Gross profit                                         2,702,479        1,610,622
                                                   -----------      -----------

Operating Expenses:
  Selling, general and administrative                1,416,996        1,430,785
  Legal                                              1,287,297        1,133,169
  Research and development                              74,589          148,163
                                                   -----------      -----------
Total Expenses                                       2,778,882        2,712,117
                                                   -----------      -----------

Loss from Operations                                   (76,403)      (1,101,495)
                                                   -----------      -----------

Other Income (Expense):

  Interest expense                                    (108,986)         (74,056)

  Lease buyout                                          45,098               --

  Sale of textile customer                             102,806               --

  Other income                                           4,568               --
                                                   -----------      -----------
Total Other Income (Expense)                            43,486          (74,056)
                                                   -----------      -----------

Net Loss before Income Taxes                           (32,917)      (1,175,551)


Foreign Income Tax Expense                               1,900            1,390
                                                   -----------      -----------
Net Loss                                           $   (34,817)     $(1,176,941)
                                                   ===========      ===========

Basic Loss Per Common Share                        $     (0.00)     $     (0.17)
                                                   ===========      ===========
Diluted Loss Per Common Share                      $     (0.00)     $     (0.17)
                                                   ===========      ===========
Weighted Average Common Shares
     Outstanding - Basic and Diluted                 7,074,767        7,031,846
                                                   ===========      ===========

                 See notes to consolidated financial statements

                                  VERITEC, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                      2004              2003
                                                   -----------      -----------

Net Loss                                           $   (34,817)     $(1,176,941)

Foreign Currency Translation Adjustment
                                                        11,278             (581)
                                                   -----------      -----------

Comprehensive Loss                                 $   (23,539)     $(1,177,522)
                                                   ===========      ===========

                 See notes to consolidated financial statements

                                  VERITEC, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                                                            Accumulated
                                                                                              Other
                                                                                              Compre-
                              Preferred Stock      Common Stock                  Additional   hensive
                             ----------------  -------------------- Subscription   Paid in    Income     Accumulated  Stockholders'
                             Shares   Amount    Shares     Amount   Receivable     Capital    (Loss)      Deficit        (Deficit)
                             ------  --------  ---------  --------- ----------   -----------  -------   ------------   ------------
BALANCE, July 1, 2002        76,000  $366,007  6,946,849  $ 69,469  $(989,417)   $11,795,109  $    --   $(12,111,690)  $  (870,522)

  Issuance of common stock
    for Technology rights
    and services at $.20
    per share                    --        --     30,000       300         --          5,700       --             --         6,000
  Issuance of restricted
    common stock to related
    party as part of
    acquisition at $.20 per
    share                        --        --    150,000     1,500         --         28,500       --             --        30,000
  Imputed interest on
    subscription receivable      --        --         --        --    (93,131)        93,131       --             --            --
  Received on
    subscription receivable      --        --         --        --    222,222             --       --             --       222,222
  Foreign currency
    translation adjustments      --        --         --        --         --             --     (581)            --          (581)
  Net loss                       --        --         --        --         --             --       --     (1,176,941)   (1,176,941)
                                                                                                        ------------   -----------

BALANCE, June 30, 2003       76,000   366,007  7,126,849    71,268   (860,326)    11,922,440     (581)   (13,288,631)   (1,789,823)
  Acquisition and
    retirement of shares at
    $.23 per share               --        --   (120,000)   (1,200)        --        (26,400)      --             --       (27,600)
  Exercise of option to
    purchase shares at $.23
    per share                    --        --     15,000       150         --          3,300       --             --         3,450
  Issuance of common stock
    to settle liability at
    $.20 per share               --        --     25,000       250         --          4,750       --             --         5,000
  Issuance of common stock
    for Board of Director
    fees at  $.30 per share      --        --     25,000       250         --          7,250       --             --         7,500
  Imputed interest on
    subscription receivable      --        --         --        --    (79,614)        79,614       --   ------------  ------------
  Received on
    subscription receivable      --        --         --        --    222,223             --       --             --       222,223
  Foreign currency
    translation adjustments      --        --         --        --         --             --   11,278             --        11,278
  Net loss                       --        --         --        --         --             --       --        (34,817)      (34,817)
                                                                                                        ------------   -----------
BALANCE, June 30, 2004       76,000  $366,007  7,071,849  $ 70,718  $(717,717)   $11,990,954  $10,697   $(13,323,448)  $(1,602,789)


                 See notes to consolidated financial statements

                                  VERITEC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                               2004           2003
                                                           -----------    -----------
Cash flow from operating activities:
  Net loss                                                 $   (34,817)   $(1,176,941)
  Adjustments to reconcile net loss to
    net cash provided (used) by operating activities:
      Depreciation                                              10,714         11,207
      Amortization of intangibles                               65,013         58,703
      Issuance of stock for services                             7,500          1,000
      Loss on disposal property and equipment                      449             --
      Common stock retired from sale of textile customer       (27,600)            --
  (Increase) decrease in operating assets:
    Accounts receivable                                       (768,517)       115,765
    Inventories                                                 (8,956)       106,953
    Prepaid expenses                                           (85,067)       108,469
    Security deposits and other assets                          43,581             --
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses                      825,028        656,528
                                                           -----------    -----------
Net cash provided (used) by operating activities                27,328       (118,316)
                                                           -----------    -----------
Cash flow from investing activities:
  Purchase of certificates of deposit                         (117,469)            --
  Purchases of equipment                                       (10,534)       (11,520)
                                                           -----------    -----------

Net cash used by investing activities                         (128,003)       (11,520)
                                                           -----------    -----------
Cash flow from financing activities:
  Checks issued in excess of deposits                               --        (35,523)
  Proceeds from stock issuance, subscription
    receivable, and prepayment on stock                             --         82,300
  Proceeds from exercise of stock option                         3,450             --
  Proceeds from notes payable - related parties                305,000        290,200
  Payments on notes payable - related parties                   (5,000)       (10,000)
  Proceeds from long-term debt                                      --         72,500
  Payments on long-term debt                                  (112,023)      (103,514)
                                                           -----------    -----------
Net cash provided by financing activities                      191,427        295,963
                                                           -----------    -----------

Effect of exchange rate changes on cash                        (21,878)           306
                                                           -----------    -----------

Increase in cash                                                68,874        166,433
Cash at beginning of year                                      325,193        158,760
                                                           -----------    -----------
Cash at end of year                                        $   394,067    $   325,193
                                                           ===========    ===========

                 See notes to consolidated financial statements

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Veritec, Inc. (Veritec) was incorporated in Nevada on September 8, 1982. Veritec is primarily engaged in development, marketing and sales of a line of microprocessor-based encoding and decoding system products that utilize our patented Vericode(R) Symbol technology. Veritec's readers and scanners enable a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data to a product that enables automatic identification and collection of data. Veritec has also developed its Secured Identification System with its VSCode(TM) that enables the storage of biometric information of the two-dimensional VSCode(TM) for subsequent verification of its authenticity. Veritec is a world leader in creating two-dimensional barcode technology and holds key patents in Europe and the United States.

On February 25, 2002, Veritec Iconix Ventures, Inc. (VIVI-USA) was incorporated under the laws of the State of Delaware. In April 2002, the Veritec and The Matthews Group, a related party, each contributed $50,000 and 150,000 shares of the Veritec's common stock for 50% ownership interests each in VIVI-USA.

In April 2002, VIVI-USA completed the acquisition of Iconix, Inc. for consideration of $100,000 and 300,000 shares of Veritec common stock. Iconix, Inc. was formed in 1995 and is located in Osaka, Japan. Iconix, Inc. is a system integrator and developer of two dimensional identification software, hardware and solutions. At the time of its purchase by VIVI-USA, Iconix, Inc. was renamed Veritec Iconix Ventures, Inc. (VIVI-Japan). VIVI-Japan is currently the sole licensee of the CP code patents in Asia. Veritec feels synergies with VIVI-Japan made the acquisition of a 50% ownership interest in VIVI-USA desirable.

On June 25, 2003, Veritec entered into an agreement to purchase The Matthews Group's 50% interest in VIVI-USA at the acquisition price of $50,000 and 150,000 shares of Veritec common stock, the original price paid by The Matthews Group. Veritec issued 150,000 shares of Veritec common stock to The Matthews Group and issued a promissory note of $50,000 (Note 4). At the same time, we agreed to sell VIVI-Japan's textile business to Com Techno Alpha Inc. (Com Techno), a Japanese corporation. As a part of the sale, Yoshihiro Tasaka, the principal of Com Techno and a former employee and officer of VIVI-Japan, agreed to return to us 120,000 shares of Veritec common stock. This stock was returned and cancelled in fiscal 2004. Com Techno also agreed to pay us 8,100,000 yen to be paid at a rate of monthly rate of 225,000 yen for 36 months ($67,782 and $1,883 respectively in U.S. dollars). The agreement provides for acceleration of payments for each sale of a Tuft Controller by Com Techno to this customer.

In May 2004 VIVI-USA was dissolved and VIVI-USA's investment in VIVI-Japan was transferred to the Veritec.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Business (Continued)

In November 2003, Veritec formed a wholly owned subsidiary, Vcode Holdings, Inc. (Vcode), a Minnesota corporation, to which it assigned three patents: U.S. Patent Nos. 4,924,078; 5,612,524 and 5,331,176. Vcode, in turn, entered into an exclusive license agreement with Vdata, LLC, an Illinois limited liability company, for the purpose of enforcement and licensing the patents. The license agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of Vdata, LLC. The parties to the licensing agreement will share in net proceeds arising from the enforcement or sublicensing of the patents. As of June 30, 2004, there has been no such proceeds.

Principles of Consolidation

Veritec,  VIVI-USA,  VIVI-Japan  and  Vcode  (collectively  referred  to as  the
Company) represent the consolidated group. The accompanying consolidated financial statements include the accounts of the Veritec and its wholly owned subsidiaries, VIVI-USA, VIVI-Japan, and in 2004, Vcode. All intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Concentrations

The Company maintains its United States based bank balance at one financial institution. At times, this balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Bank balances in Japan are at four banks. These balances are governmentally insured up to 10,000,000 Yen per bank ($92,336 at June 30, 2004). At times, these balances may exceed the governmentally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Accounts and Notes Receivable

The Company sells to domestic and foreign companies and grants uncollateralized credit to customers, but require deposits on unique orders. Management periodically reviews its accounts receivable and provides an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the near term.

Inventories

Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 7 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized.

Financial Instruments

The fair value of cash, certificates of deposit, accounts and notes receivable, accounts payable, accrued expenses, and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

The carrying value of the subscription receivable is estimated to approximate its fair value as a result of the 10% interest rate used for imputing interest. No quoted market value is available for this instrument.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Intangible Assets

      Software Costs:

      On October 12, 1999, the Company purchased certain software, source code, documentation, manuals and other written material for $50,000 and 187,500 shares of restricted common stock valued at $.80 per share. The Company recorded this purchased software at cost, $200,000, and is amortizing it over 5 years using the straight-line method.

      Technology Rights:

      In 2003, the Company, through VIVI-Japan, acquired technology rights for the Delphi scanner for $85,243 ($80,000 in debt; 25,000 shares of Veritec's common stock at $.20 per share; and $243 in incidental costs). These technology rights are being amortized on a straight-line basis over their estimated useful life of three years.

      Future amortization of software and technology rights is as follows:

            Year Ending June 30,                Amount
            --------------------                ------
            2005                               $42,647
            2006                                12,214
                                               -------
                                               $54,861
                                               =======

Computer Software Costs

The Company capitalizes certain software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are expensed as incurred. Management determined that technological feasibility occurred at the time the Company's software was available for general release to customers. Accordingly, no computer software development costs have been capitalized in the accompanying consolidated financial statements.

Long-Lived Assets

The Company reviews its long-lived and intangibles assets to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. Management determined that no impairment of long-lived or intangible assets existed at June 30, 2004 or 2003.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Revenue Recognition

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements" and related amendments. Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted the customers do not have a right of refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances the Company delays revenue recognition and reflects the prepayments as deferred revenue.

Shipping and Handling Fees and Cost

Shipping and handling fees billed to customers are included in revenues and shipping and handling costs are included as cost of sales.

Advertising

Advertising costs are expensed as incurred and totaled $4,951 in fiscal 2004 and $19,797 in fiscal 2003.

Research and Development

Research and development costs are expensed as incurred.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings (loss) per common share, in addition to the weighted-average determined for basic earnings per share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents issuable upon exercise of stock options and warrants, using the treasury stock method, conversion of the Series H Preferred stock and the conversion of the notes payable and related accrued interest using the "if-converted" method are included in the diluted earning (loss) per common share when dilutive. All such potentially dilutive instruments were antidulitive for 2004 and 2003.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Stock-Based Consideration

The Company has elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's 2004 and 2003 net loss and loss per common share would have been insignificant.

Reclassifications

Certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform the to fiscal 2004 presentation. These reclassifications had no effect on net loss or net cash flows.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, Veritec has lost $13,323,448 from inception to June 30, 2004. At June 30, 2004, the Company had a $1,515,284 working capital deficiency and a stockholders' deficit of $1,602,789. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In September 1999, The Matthews Group committed to:

o Invest the $2,000,000 in assets required under the Plan of Reorganization (Note 8)
o     Pay the delinquent amounts due under the secured note (Note 5), and
o     Finance the operations of the Company.

The Company is dependent on The Matthews Group to meet its operating needs. Through June 30, 2004, The Matthews Group has funded $1,129,629 under the subscription receivable and made prepayments on the subscription receivable of $19,811 to assist the Company in meeting its cash flow needs. The Matthews Group further made payments toward and subsequently paid off a secured note to prevent the secured noteholders from foreclosing (Note 5). The Matthews Group has indicated it will continue to meet its obligation under the subscription receivable (Note 8). There is no assurance The Matthews Group will be available to continue to meet its obligation under the subscription receivable.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN (Continued)

The Company's management is aggressively pursuing new sales opportunities for the Company. Management is hopeful that it will be successful in these efforts, which will improve its ability to realize assets and settle liabilities in the normal course of operations. However, there is no assurance that the Company will succeed in these efforts or that the Company will continue as a going concern.

NOTE 3 - CERTIFICATES OF DEPOSIT

The certificates of deposit are marketable debt securities and are classified as held-to-maturity securities. Cost plus accrued interest approximates fair value. These securities mature from May 2005 to June 2005.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

In October 2002, the Company's President, Van Tran, loaned $90,000 to the Company for working capital. This note is unsecured, bears 10% interest and is due on demand. As of June 30, 2004 and June 30, 2003 this note has not been repaid. Interest expense on this indebtedness totaled $9,000 in 2004 and $6,633 in 2003. Accrued interest on this indebtedness totaled $15,633 at June 30, 2004 and $6,633 at June 30, 2003.

In fiscal years 2003 and 2002 The Matthews Group loaned the Company an aggregate of $250,000 for working capital. These notes are unsecured, bear 10% interest and were due May 25, 2003 to June 23, 2003. As of June 30, 2004, these notes have not been repaid. Interest expense on this indebtedness totaled $25,000 in 2004 and $11,585 in 2003. Accrued interest on this indebtedness totaled $35,069 at June 30, 2004 and $10,069 at June 30, 2003.

In June 2003, Veritec entered into an agreement to purchase The Matthews Group's 50% ownership of VIVI-USA. As part of this agreement, the Company issued The Matthews Group a promissory note of $50,000. The promissory note to The Mathews Group bears interest at an annual rate of 10% and was due June 25, 2004. At June 30, 2004, this indebtedness has not been repaid. Interest expense on this indebtedness totaled $5,000 in 2004 and $68 in 2003. Accrued interest on this indebtedness totaled $5,068 at June 30, 2004 and $68 at June 30, 2003.

In November 2003, a consultant and shareholder of the Company loaned $50,000 to the Company for working capital. This note is unsecured, bears 10% interest payable monthly and is due November 12, 2004. Interest expense on this indebtedness totaled $4,428 in 2004. Accrued interest on this indebtedness totaled $174 at June 30, 2004. This note and all accrued interest were repaid in September 2004.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES - RELATED PARTIES

In April 2002, The Matthews Group loaned $100,000 to the Company for working capital and to fund its investment in VIVI-USA (Note 1). This note is unsecured, bears annual 10% interest and was due March 28, 2003. Interest expense to The Matthews Group on this indebtedness totaled $10,000 in 2004 and $9,664 in 2003. Accrued interest on this indebtedness totaled $21,506 at June 30, 2004 and $11,506 at June 30, 2003. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.25 per share.

The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable collectively called "The Gant Group." Payments by The Matthews Group to the Gant Group totaled $366,522 (principal - $286,453; interest - $75,069; and legal fees - $5,000). These amounts paid to the Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,375 note on December 1, 2000. This note is unsecured, bears 10% annual interest and is due on demand. Interest expense on this indebtedness totaled $39,737 in 2004 and 2003. Accrued interest related to this indebtedness totaled $142,293 at June 30, 2004 and $102,556 at June 30, 2003. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.10 per share.

In November 2003, Van Tran (the Company's President) and Larry Johanns (a principal of The Matthews Group) loaned $250,000 to the Company for working capital. These notes are unsecured, bear 10% annual interest and are due November 14, 2004. Interest expense on this indebtedness totaled $15,822 in 2004. Accrued interest on this indebtedness totaled $15,822 at June 30, 2004. At the option of these related parties, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.25 per share.

NOTE 6 - LONG-TERM DEBT

                                                                         2004                 2003
                                                                      ---------            ---------
Notes payable to banks are due in monthly installments of
  $9,557, including interest at 1.3% to 2.5%, collateralized by all corporate assets of VIVI-Japan and the personal guarantee of
  VIVI-Japan's President, due March 2005 to December 2009.            $ 283,979            $ 351,911

Less current maturities                                                 114,681              109,878
                                                                      ---------           ----------

                                                                      $ 169,298            $ 242,033
                                                                      =========            =========

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT (Continued)

Future maturities of long-term debt are as follows:

    Year Ending June 30,
    --------------------
    2005                                        $ 114,681
    2006                                           76,925
    2007                                           26,371
    2008                                           26,371
    2009                                           26,371
    Thereafter                                     13,260
                                                ---------

                                                $ 283,979
                                                =========

NOTE 7 - PREPAYMENT ON SUBSCRIPTION RECEIVABLE

The Matthews Group has made prepayments against its subscription payable to the Company (Note 8). These prepayments are unsecured and non-interest bearing. It is assumed the prepayment at June 30, 2004, will also ultimately be applied against the subscription receivable.

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Articles of Incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

As part of the Plan of Reorganization approved in 1999, a new Series H Convertible Preferred Stock was authorized. The Plan called for Veritec to issue 275,000 shares of restricted Series H convertible preferred stock in exchange for assets of $2,000,000 being invested into Veritec. Each share of Series H Convertible Preferred Stock is convertible into 10 shares of the Veritec's common stock at the option of the holder.

In September 1999, The Matthews Group received 275,000 shares of Series H convertible preferred stock in exchange for a promissory note in the amount of $2,000,000 (Note 8 - Subscription Receivable). The Matthews Group exercised the conversion privilege and converted 200,000 preferred shares to 2,000,000 restricted shares of the Veritec's common stock.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

Preferred Stock (Continued)

Stock Options

Veritec issued options to various directors, employees and consultants on a discretionary basis. These options are for the purchase of a fixed number of shares of stock of Veritec at a stated price for a specified period. Compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid for the stock at exercise date. In 2004 and 2003, the Company did not issue any options. The current options expire in June 2006.

A summary of stock options is as follows:

                                                        Option Price
                                       Number of          Range Per
                                        Shares              Share
                                       ---------        ------------

Balance at June 30, 2002                180,000         $.09 to $.80
Expired                                 (25,000)            $0.31
                                       --------
Balance at June 30, 2003                155,000         $.09 to $.80
Expired                                (125,000)        $.09 to $.50
Exercised                               (15,000)            $0.23
                                       --------
Balance at June 30, 2004                 15,000*             $.80
                                       ========         =============

*Options are fully vested and exercisable.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

Subscription Receivable

In September 1999, the Company accepted a commitment from The Matthews Group to fund the $2,000,000 required under the Plan of Reorganization (Note 8). This funding is in the form of a promissory note that requires monthly payments to the Company of $18,518.52 through fiscal 2009. These payments are non-interest bearing and are collateralized by a pledge of properties controlled by principals of The Matthews Group. A California Deed of Trust and Minnesota
mortgages were filed against various pledged properties to partially collateralize the subscription.

The Company imputes a 10% interest rate on this subscription receivable. Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

The Matthews Group has made prepayments toward this subscription receivable (Note 7).

NOTE 9 - CONCENTRATIONS

Major Customers:

Customers with revenues in excess of 10% of total revenues are as follows:

                                                            2004           2003
                                                            ----           ----

     Customer A                                              19%           -0-%
     Customer B                                              22%           -0-%
     Customer C                                              16%           -0-%
     Customer D                                              23%            37%
     Customer E (Textile Customer)                          -0-%            33%
                                                            ----           ----
                                                             80%            70%
                                                            ====           ====

The rights to Customer E were sold in fiscal year 2004 by VIVI-Japan (Note 1).

At June 30, 2004, Customer A accounted for 36% of the accounts and notes receivable and Customer B accounted for 47% of the accounts and notes receivable. At June 30, 2003, Customer D accounted for 47% of the accounts and notes receivable and Customer E accounted for 34% of the accounts and notes receivable.

Major Supplier:

In 2004 and 2003, the Company used one source for its hand-held scanner purchases. If necessary, the Company believes it could locate an alternate source for these hand-held scanners.

Foreign Revenues:

Foreign revenues accounted for 85% of the Company's revenues in fiscal 2004 and 93% in fiscal 2003. These revenues are concentrated in Asia.

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

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

Veritec, VIVI-USA, and VIVI-Japan, file separate income tax returns. Veritec and VIVI-USA file separate income tax returns in the United States and VIVI-Japan files a separate income tax return in Japan. Vcode is a single member limited liability company and is included in the income tax returns of Veritec. The Company is also in compliance with information return filing requirements in the United States of America with respect to VIVI-Japan.

A reconciliation between the expected federal income tax rate and the actual tax rates is as follows:

                                                     2004                               2003
                                        -----------------------------     ------------------------------
                                           Amount             Percent        Amount             Percent
                                           ------             -------        ------             -------
Expected federal tax (benefit)          $ (11,100)            (34.0)%     $(399,600)            (34.0)%
Surtax exemption                            6,200              19.0              --                --
State income tax, net of federal
  tax benefit                              (2,100)             (6.4)        (76,000)             (6.5)
Valuation and utilization of deferred
   tax assets                               7,000              21.4         475,600              40.5
Foreign taxes                               1,900               5.8           1,390                .1
                                        ---------              ----       ---------             -----
Income tax expense (benefit)            $   1,900               5.8       $   1,390                .1%
                                        =========              ====       =========             =====

The tax effect of net operating loss carryforwards gives rise to a significant deferred tax asset. Deferred tax assets have been reduced by a valuation allowance as it is unlikely they will be realized. The following is a summary of the deferred tax assets:

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

                                                2004                2003
                                             -----------         -----------
Deferred tax asset relate to:
     Allowance for doubtful accounts         $     8,800         $        --
     Inventory valuation allowance                11,600                  --
     Accrued expenses                              3,800               1,800
     Related party accruals                      100,900              48,100
     Intangible assets                            42,800              26,100
     Net operating loss carryforwards          4,142,100           3,600,000
                                             -----------         -----------
          Deferred tax asset                   4,310,000           3,676,000
     Valuation allowance                      (4,310,000)         (3,676,000)
                                             -----------         -----------
          Net deferred tax asset             $        --         $        --
                                             ===========         ===========

Veritec has net operating loss carryforwards available to offset future taxable income as follows:

            Year
            Ending
            June 30,                  Federal                  Minnesota
         -------------              ----------                 ---------
            2005                    $  658,000                 $     --
            2006                       452,000                       --
            2007                       657,000                       --
            2008                       979,000                       --
            2009                     1,410,000                       --
            2010                     1,227,000                       --
            2011                       457,000                       --
            2012                       301,000                       --
            2013                       480,000                       --
            2014                       451,000                       --
            2015                       330,000                       --
            2016                       654,000                       --
            2017                       105,000                  113,000
            2018                     1,068,000                  392,000
                                    ----------                 --------
                                    $9,229,000                 $505,000
                                    ==========                 ========

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its U.S. office facilities from its President, Van Tran, under a lease that expires June 30, 2005 and requires monthly payments of $4,200 plus common area costs. The Company leases its Japanese office facilities under a lease that expires February 28, 2006 and requires monthly payments of 243,000 Yen ($2,244 per month at June 30, 2004) plus common area costs. Rent expense was $58,952 in 2004 ($35,542 to related party) and $75,225 in 2003 ($8,000 to related party). In December 2003 the office building in which VIVI-Japan was located was sold. VIVI-Japan received a $45,098 buyout of its old lease which is reflected in other income (expense). These leases require future minimum payments as follows:

    Year Ending June 30,
    --------------------
    2005                                                      $ 51,709
    2006                                                         4,418
                                                              --------
                                                              $ 56,127
                                                              ========

Contingencies

During bankruptcy, the Company sought an investment group to assist in funding the $2,000,000 under the Plan of Reorganization approved by the Bankruptcy Court on May 2, 1997. In the intervening years, various investment groups attempted to help the Company fund this required investment. Partial funding received from these investment groups were settled through stock issuances by the Company. One of these former investment groups has made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding the levels of their funding, the Company's termination of their funding commitments; or for expenses incurred while they were assisting the Company. Management believes it has appropriately reflected the activity with these investment groups in the accompanying consolidated financial statements. Management further feels these claims were settled in the bankruptcy. Due to uncertainties, however, it is at least reasonably possible that claims will be asserted and/or pursued. The ultimate outcome of these claims, if asserted and/or pursued, cannot presently be determined.

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

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

On June 30, 2000, we were served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT (Wx)). This suit was brought by a shareholder and former director of the Company. The action was brought against us and various individuals claiming that certain corporate actions were taken without proper authority of the Company's board of directors and/or contrary to the plan of reorganization the Company filed and completed under Chapter 11 of the U.S. Bankruptcy Act. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. Limited discovery has been undertaken. We intend to defend this action vigorously.

On January 10, 2002, we initiated arbitration against Mitsubishi Corporation in Los Angeles, California, alleging breach of contract, trade secret misappropriation and interference with business opportunities; seeking several million dollars in compensatory damages, punitive damages, legal fees and accrued interest. Mitsubishi counterclaimed on similar grounds, also seeking similar damages and amounts. The arbitration was split into two phases. The first phase, completed in July 2003, resulted in an interim award dismissing most of our claims. No decision on the second phase, completed in September 2004, has been issued by the arbitration panel. Veritec is seeking $1.5 million in attorneys' fees and costs if it prevails on the second phase. Mitsubishi has made a claim for compensatory damages of $11.25 million, punitive damages of $2 million and legal fees and costs of $3.9 million in the second phase. No opinion can be given at this time as to the final outcome of the arbitration.

In 2003 a former employee of the Company asserted he was entitled to a fully vested option to purchase 100,000 shares of Veritec common stock at an exercise price of $.088 per share. The Company denies this claim. This former employee has not proceeded further with this claim. Should such a claim be pursued, the Company would defend this action vigorously.

Vcode and Vdata, LLC have commenced patent enforcement litigation against Nokia Corporation in the United States District Court for the Northern District of Illinois. The litigation is in the discovery phase and no opinion can be rendered with respect to its outcome (Note 1).

                                  VERITEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                        2004               2003
                                                      -------            -------
Cash paid for:
    Interest                                          $ 9,042            $13,416
                                                      =======            =======
    Income taxes                                      $ 1,900            $ 1,390
                                                      =======            =======

Summary of Noncash Activity:

In fiscal year 2003, the Company incurred $80,000 in debt and issued 25,000 shares of Veritec common stock at $.20 per share as part of its purchase of technology rights relating to the Delphi scanner.

In fiscal year 2003, the Company incurred $50,000 in debt and issued 150,000 restricted shares of Veritec common stock as part of its investment in VIVI-USA at $.20 per share.

In fiscal year 2004, the Company issued 25,000 shares of Veritec common stock to settle a $5,000 obligation.

In fiscal year 2004, the Company issued 25,000 shares of Veritec restricted common stock to a new Board member for services. These shares were valued at $.30 per share.

In fiscal year 2004 the Company received 120,000 shares of Veritec common stock, which were retired, valued at $27,600 as part of the selling price of VIVI-Japan's textile customer.

In fiscal 2004, the Company reduced subscriptions receivable by $222,223 through a reduction of the prepayment on stock and subscription receivable.

NOTE 14 - SUBSEQUENT EVENT

In August 2004 the Company's President, Van Tran, contributed deferred compensation of $84,333 owed her to the Prepayment on Subscription Receivable (Note 7).

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On October 27, 2003, Callahan, Johnston & Associates, LLC resigned as our independent accountants as the firm was ceasing performing auditing services for public companies.

The reports on our consolidated financial statements for the fiscal years ended June 30, 2003 and 2002 were opined on by Callahan, Johnston & Associates, LLC. These reports contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that such reports were modified to express substantial doubt as to our ability to continue as a going concern.

In connection with its audits for the fiscal years ended June 30, 2003 and 2002, and during the interim period from July 1, 2003 to October 27, 2003, there were no disagreements between the Company and Callahan, Johnston & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Callahan, Johnston & Associates, LLC would have caused them to make reference to the subject matter of such disagreements in their reports.

During the fiscal years ended June 30, 2003 and 2002, and during the interim period from July 1, 2003 to October 27, 2003, Callahan, Johnston & Associates, LLC did not advise us of any reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

We provided the former accountants with a copy of our Current Report on Form 8-K before its filing with the SEC. We requested the former accountants to furnish us with a letter addressed to the SEC stating whether they agreed with the statements made by us in our Current Report on Form 8-K and, if not, stating the respects in which they did not agree. We filed the former accountants' letter as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 27, 2003.

In response to Callahan, Johnston & Associates, LLC's resignation, the Company on November 6, 2003 retained Lurie Besikof Lapidus & Company, LLP as its independent auditor to report on our consolidated balance sheet as of June 30, 2004, and the related consolidated statements of operations, comprehensive loss, stockholders deficit and cash flows for the year then ended. The change in independent accountants was approved by our Board of Directors.

During the two most recent fiscal years and the interim period prior to the engagement of Lurie Besikof Lapidus & Company, LLP, neither the Company nor anyone on our behalf consulted with Lurie Besikof Lapidus & Company, LLP regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements or (ii) any mater that was either the subject of a "disagreement" or a "reportable event".

ITEM 8A  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The members of the present Board of Directors and Officers are:

-----------------------------------------------------------------------------------------------------
        Name                               Office                 Age          Director Since
-----------------------------------------------------------------------------------------------------
Mr. Larry Matthews      Director                                  77               1999
-----------------------------------------------------------------------------------------------------
Mr. Dean Westberg       Director                                  72               2003
-----------------------------------------------------------------------------------------------------
Ms. Van Thuy Tran       Director, CEO, Treasurer, Secretary       60               1999
-----------------------------------------------------------------------------------------------------
Charles Boyer           Director                                  45               2003
-----------------------------------------------------------------------------------------------------

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

Dr. Charles (Charlie) Boyer is currently the Chief Operating Officer of Tech Logic Corporation. Dr. Boyer received his B.S. in Materials Engineering from Wilkes University, and both a M.S., and Ph.D. in Materials Science from the University of Virginia. Dr. Boyer has over 17 years of experience in various technical and managerial positions with 3M, and has served in these functions while living in St. Paul, MN, Austin, TX, and Singapore. Previous assignments include managing government contracts, heading 3M's Electronic and Telecommunications Sector Laboratory, leading one of 3M's business units focused on the health and beauty aids industry, serving as the Technical Director of 3M's Safety and Security Systems Division, which housed the businesses of Library Systems, Personal Safety, Intelligent Transportation, and the Security Markets Center. Dr. Boyer was also 3M's Technical Director of Asia Pacific Operations. In that position, his responsibilities spanned across Asia, Australia, and New Zealand, where he functioned as the company's Chief Technology Officer for the region. Dr. Boyer has been awarded 11 US Patents, with additional applications pending. He has been a member of the Singapore Economic Development Board's Enterprise Challenge Committee, an invited speaker on innovation, an adjunct Materials Science professor, and served as the Chairman of his Church Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during fiscal 2004 and Form 5 and amendments thereto furnished to us with respect to fiscal 2004, no person who was a director, officer, or beneficial owner of more than ten percent of any class of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during our most recent fiscal year or prior fiscal years.

Committee and Board Meetings

Two meetings of our Board of Directors were held in fiscal 2004, and all board members attended all meetings. We have no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2004. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business. Our Board has determined that we do not have an audit committee financial expert. We do not have an audit committee financial expert given the small size of our company and business and or inability attract a board member who would qualify as a financial expert given our current financial position.

Code of Ethics

We have not adopted a code of ethics at this time because of our small number of employees and that our only executive officer at this time is Van Thuy Tran.

Directors Compensation

Non-employee directors receive director's fees of $150 for each meeting attended. These directors' fees totaled $900 in fiscal 2004 and $150 in fiscal 2003. Director compensation in fiscal 2004 also included $7,500 representing the fair value of common stock issued to a new director issued to him as an inducement to join the board (25,000 shares of common stock with a fair value of $.30 per share).

ITEM 10  EXECUTIVE COMPENSATION

Van Thuy Tran, CEO, received compensation in the amount of $100,000 for the fiscal years ended June 30, 2004, 2003 and 2002. Ms. Tran received no other compensation from the Company.

Compensation pursuant to plans including pension, stock option, and stock appreciation rights plan

As of June 30, 2004, we did not have any stock option, stock appreciation, rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any of our executive officers.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2004 certain information with respect to all shareholders known by us to be beneficial owners of more than 5% of our outstanding common stock, all directors, and all of our officers and directors as a group.

------------------------------------------------------------------------------------------------------------
                           Name & Address                        Number of Shares        Percent of Shares
                                                                Beneficially Owned
------------------------------------------------------------------------------------------------------------
                                                                      Common                  Common
                                                               (see 1 and 2 below)
------------------------------------------------------------------------------------------------------------
Larry Matthews                                                         None                     N/A
7601 5th Avenue, Richfield, MN  55423
------------------------------------------------------------------------------------------------------------
Dean Westberg                                                          None                     N/A
4124 Jay Lane, White Bear Lake, MN 55110
------------------------------------------------------------------------------------------------------------
Charles Boyer                                                          None                     N/A
895 Mark Avenue Court North, Lake Elmo, MN 55042
------------------------------------------------------------------------------------------------------------
Van Thuy Tran (see note 1)                                          4,170,512                  28.2%
1430 Orkla Drive, Golden Valley, MN  55427
------------------------------------------------------------------------------------------------------------
The Matthews Group, LLC (see note 2)                                7,581,282                  51.3%
1430 Orkla Drive, Golden Valley, MN  55427
------------------------------------------------------------------------------------------------------------
Larry Johanns (see note 1)                                          4,150,540                  28.1%
518 North 12 Street, Osage, IA  50461
------------------------------------------------------------------------------------------------------------
All Officers and Directors as a group (4 persons)                   8,197,174                  51.3%
Van Thuy Tran and Larry Matthews
------------------------------------------------------------------------------------------------------------

(1) The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group.
(2) Includes shares issuable upon the conversion of the Series H preferred stock of 760,000 shares and the conversion of the convertible notes payable and related accrued interest of 6,945,161 shares.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subscription Receivable

In September 1999, we accepted a commitment from The Matthews Group, LLC to fund the $2,000,000 required under our plan of reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to us of $18,518.52. These payments are non-interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group, LLC. The note is partially collateralized by mortgages on income-producing real estate having an assessment value in excess of $800,000, three properties owned by Van Thuy Tran and one property by Larry Johanns. The current remaining balance on the note is $870,370.

The Matthews Group has made prepayments against its Subscription Payable to us. These prepayments are unsecured and non-interest bearing. It is assumed the prepayment of $19,811 at June 30, 2004 will also ultimately be applied against the subscription receivable.

Notes Payable - The Matthews Group, LLC

The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable collectively called "The Gant Group." Payments by The Matthews Group to the Gant Group totaled $366,522 (Principal - $286,453; interest - $75,069; and legal fees - $5,000). These amounts paid to the Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,375 note on December 1, 2000. This note is unsecured, bears 10% interest and is due on demand. Interest expense on this indebtedness totaled $39,737 in 2004 and 2003. Accrued interest related to this indebtedness totaled $142,293 at June 30, 2004 and $102,556 at June 30, 2003. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.10 per share.

In fiscal years 2003 and 2002 The Matthews Group loaned us an aggregate of $250,000 for working capital needs. These notes are unsecured, bear interest at 10% and were due May 25, 2003 to June 23, 2003. As of June 30, 2004, these notes have not been repaid. Interest expense on this indebtedness totaled $25,000 in 2004 and $11,585 in 2003. Accrued interest on this indebtedness totaled $35,069 at June 30, 2004 and $10,069 at June 30, 2003.

In June 2003, we entered into an agreement with The Matthews Group to purchase 50% ownership of VIVI-USA. As part of this agreement, we issued The Matthews Group a promissory note of $50,000. The promissory note to The Mathews Group bears interest at a rate of 10% per annum and is now due on demand. Interest expense on this indebtedness totaled $5,000 in 2004 and $68 in 2003. Accrued interest on this indebtedness totaled $5,068 at June 30, 2004 and $68 at June 30, 2003.

Other Related Party Transactions

In October 2002, our President, Van Tran, loaned $90,000 to us for working capital needs. This note is unsecured, bears interest at 10% and is due on demand. As of June 30, 2004 and June 30, 2003 this note has not been repaid. Interest expense on this indebtedness totaled $9,000 in 2004 and $6,633 in 2003. Accrued interest on this indebtedness totaled $15,633 at June 30, 2004 and $6,633 at June 30, 2003.

In November 2003, Van Tran and Larry Johanns, the principals of The Matthews Group loaned $250,000 to us for working capital needs. These notes are unsecured, bear interest at 10% and are due November 14, 2004. Interest expense to these related parties on this indebtedness totaled $15,822 in 2004 and $-0-in 2003. Accrued expenses in the accompanying consolidated financial statements include $15,822 in 2004 and $-0- in 2003 relating to these notes. At the option of these related parties, all or a portion of this indebtedness can be converted into our common stock at $.25 per share.

In November 2003, a consultant and shareholder of the Company, Bill Newfield, loaned $50,000 to the Company for working capital. This note is unsecured, bears 10% interest payable monthly and is due November 12, 2004. Interest expense on this indebtedness totaled $4,428 in 2004 (including 1,250 shares of common stock to be issued). Accrued interest on this indebtedness totaled $174 at June 30, 2004. This note and all accrued interest were repaid in September 2004.

We lease our U.S. office facilities from our President, Van Tran, under a lease running through June 30, 2005 and calling for monthly payments of $4,200 plus common area costs. In July and August 2002 we had leased our office space from Larry Johanns, a principal in The Matthews Group, under operating lease agreement. Related party rent expense was $35,542 in fiscal 2004 and $8,000 in fiscal 2003.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31 Section 302 CEO and CFO Certification
            32 Section 906 CEO and CFO Certification

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2004 were $20,369 to date. The aggregate fees billed by Callahan, Johnston & Associates, LLC for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2004 were none.

      The aggregate fees billed by Callahan, Johnston & Associates, LLC for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2003 were $20,490. The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2003 were none.

AUDIT-RELATED FEES

      The aggregate audit-related fees billed Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2004 were $30,970. The aggregate audit-related fees billed by Callahan, Johnston & Associates, LLC for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2004 were $2,000.

      The aggregate audit-related fees billed by Callahan, Johnston & Associates, LLC for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2003 were $1,073. The aggregate audit-related fees billed Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2003 were none.

ALL OTHER FEES

      There were no other fees billed by Lurie Besikof Lapidus & Company, LLP or Callahan, Johnston & Associates, LLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                     PART IV

      We do not have an audit committee and have not established a pre-approval policy. All services provided by the auditors for fiscal 2004 were approved by the Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERITEC, INC.

By   /s/ Van Thuy Tran                                          October 13, 2004
     ------------------
     Van Thuy Tran
     Director, Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                                Date
---------                        -----                                ----

/s/ Dean Westberg                Director                       October 13, 2004
-----------------------
Dean Westberg

/s/ Larry Matthews               Director                       October 13, 2004
-----------------------
Larry Matthews

/s/ Charles Boyer                Director                       October 13, 2004
-----------------------
Charles Boyer