Form 10QSB
period 2004-06-30
VERITEC INC
filed 2004-11-12
CIK 773318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  X       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
-----     ACT OF 1934  (No fee required)

            For the quarterly period ended     September 30, 2004
                                               ------------------

          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

            For the transition period from        to
                                           ------    ------
Commission file number   0-15113
                         -------


                                  VERITEC, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                  763-253-2670
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                             -----  ----
                       [Please check appropriate response]
                       -----------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 5, 2004 the Company had:

                        Number of Shares of Common Stock
            -------------------------------------------------------
                                    7,071,849
            -------------------------------------------------------

       Transition Small Business Disclosure Format (check one):  Yes     No X
       -------------------------------------------------------      ---    ---


                       [Please check appropriate response]
                       -----------------------------------

Table of Contents
-----------------


                                   FORM 10-QSB
                                  VERITEC, INC.

                                      INDEX
                                                                      Page

PART I.  FINANCIAL INFORMATION                                           4

Item 1.  Financial Statements                                            4
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  15
Item 3.  Controls and Procedures                                        18

PART II. OTHER INFORMATION                                              19

Item 1.  Legal Proceedings                                              19
Item 2.  Changes in Securities and Use of Proceeds                      20
Item 3.  Defaults Upon Senior Securities                                20
Item 4.  Submission of Matters to a Vote of Security Holders            20
Item 5.  Other Information                                              20
Item 6.  Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                              21

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                  VERITEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   September 30,     June 30,
                                                        2004           2004
                                                   -------------- --------------
                                                    (Unaudited)     (Audited)
ASSETS
------
Current Assets:
 Cash                                              $     903,829  $     394,067
 Certificates of deposit                                  93,965        120,257
 Accounts and notes receivable, net                      399,965        949,802
 Inventories                                              17,325         20,730
 Prepaid expense - legal retainer                        100,000        100,000
 Prepaid expenses - other                                 14,059         10,291
                                                   -------------  -------------
     Total Current Assets                              1,529,143      1,595,147
                                                   -------------  -------------
Property and Equipment:
 Furniture and equipment                                  66,032         66,032
 Vehicles                                                 67,611         41,481
                                                   -------------  -------------
                                                         133,643        107,513
 Less accumulated depreciation                            97,268         94,662
                                                   -------------  -------------
                                                          36,375         12,851
                                                   -------------  -------------
Other Assets:
 Note receivable                                          13,535         19,622
 Security deposits and other assets                       23,578         14,270
 Software costs, net                                       3,333         13,334
 Technology rights, net                                   33,391         41,527
                                                   -------------  -------------
                                                          73,837         88,753
                                                   -------------  -------------

     Total Assets                                  $   1,639,355  $   1,696,751
                                                   =============  =============













            See Notes to Condensed Consolidated Financial Statements.

                                  VERITEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,     June 30,
                                                        2004           2004
                                                   -------------- --------------
                                                    (Unaudited)     (Audited)
LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current Liabilities:
 Notes payable - related parties                   $     340,000  $     390,000
 Convertible notes - related party                       747,374        747,374
 Current maturities of long-term debt                    111,973        114,681
 Accounts payable                                      1,600,643      1,485,851
 Accrued expenses:
   Payroll and related                                    81,135        129,915
   Interest                                              263,033        231,747
   Other                                                   2,316         10,863
                                                   -------------  -------------
     Total Current Liabilities                         3,146,474      3,110,431

Long-Term Debt, less current maturities                  137,306        169,298

Prepayment on Stock and Subscription Receivable           48,490         19,811
                                                   -------------  -------------
     Total Liabilities                                 3,332,270      3,299,540
                                                   -------------  -------------
Commitments and Contingencies

Stockholders'  Deficit:
 Preferred stock, par value $1.00; authorized
   10,000,000 shares, 275,000 shares of Series H
   authorized, 76,000 shares issued                      366,007        366,007
 Common stock, par value $.01; authorized
   20,000,000 shares, 7,071,849 and 7,126,849
   shares issued                                          70,718         70,718
 Subscription receivable                                (679,790)      (717,717)
 Additional paid-in capital                           12,008,582     11,990,954
 Accumulated deficit                                 (13,475,090)   (13,323,448)
 Cumulative translation adjustment                        16,658         10,697
                                                   -------------  -------------
     Total Stockholders' Deficit                      (1,692,915)    (1,602,789)
                                                   -------------  -------------
     Total Liabilities and
       Stockholders' Deficit                       $   1,639,355  $   1,696,751
                                                   =============  =============










            See Notes to Condensed Consolidated Financial Statements.

                                  VERITEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended September 30,
                                             --------------------------------
                                                 2004                2003
                                             ---------------  ---------------
Revenues:
 Software                                    $    1,054,388   $      268,385
 Hardware                                            35,527          328,925
                                             --------------   --------------
    Total revenues                                1,089,915          597,310

Cost of Sales                                        27,686          118,555
                                             --------------   --------------
Gross Profit                                      1,062,229          478,755
                                             --------------   --------------
Operating Expenses
 Selling, general and administrative                356,736          279,672
 Legal                                              793,564          193,040
 Research and development                            30,865           57,916
                                             --------------   --------------
Total Operating Expenses                          1,181,165          530,628
                                             --------------   --------------
Loss from Operations                               (118,936)         (51,873)
                                             --------------   --------------
Other Income (Expense):
 Interest income                                        634              139
 Interest expense                                   (34,534)         (33,162)
 Other                                                1,194            8,139
                                             --------------   --------------
Total Other Income (Expense)                        (32,706)         (24,884)
                                             --------------   --------------
Loss Before Income Taxes                           (151,642)         (76,757)

Income Tax Expense                                       --             (436)
                                             --------------   --------------
Net Loss                                     $     (151,642)  $      (77,193)
                                             ==============   ==============
Basic and diluted net loss per common share  $        (0.02)  $        (0.01)
                                             ==============   ==============














            See Notes to Condensed Consolidated Financial Statements.

                                  VERITEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Three months ended September 30,
                                               --------------------------------
                                                   2004                2003
                                               ---------------  ---------------
Cash flows from operating activities:
 Net loss                                      $     (151,642)  $      (77,193)
  Adjustments to reconcile net loss to net
   cash provided  by operating activities:
      Depreciation and amortization                    20,328           11,856
  (Increase) decrease in operating assets:
      Accounts and notes receivable                   553,428           78,970
      Inventories                                       5,088          (22,279)
      Prepaid expenses                                 (1,717)         (19,145)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses            157,771          120,474
      Deferred revenue                                     --              273
                                               --------------   --------------
Net cash provided by operating activities             583,256           92,956
                                               --------------   --------------
Cash flows from investing activities:
 Purchase of equipment                                (23,301)              --
 Proceeds from certificates of deposit                 26,292               --
                                               --------------   --------------
Net cash provided by investing activities               2,991               --
                                               --------------   --------------
Cash flows from financing activities:
 Payments on notes payable - related parties         (50,000)              --
 Payments on long-term debt                          (34,701)          (4,254)
 Exercise of stock option
                                                          --            3,451
                                               -------------    -------------
Net cash used by financing activities                (84,701)            (803)
                                               -------------    -------------
Effect of exchange rate changes on cash                8,216            4,076
                                               -------------    -------------
Increase in cash                                     509,762           96,229

Cash at beginning of period                          394,067          325,193
                                               -------------    -------------
Cash at end of period                          $     903,829    $     421,422
                                               =============    =============











            See Notes to Condensed Consolidated Financial Statements.

NOTES TO FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB for the year ended June 30, 2004.

Certain amounts presented in the 2003 condensed consolidated financial statements, as previously reported, have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on net loss or net cash flows for the period.

Nature of Business
------------------
Veritec, Inc. is primarily engaged in development, marketing and sales of a line of microprocessor-based encoding and decoding system products that utilize our patented Vericode(R) Symbol technology. Veritec, Inc.'s readers and scanners enable a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data to a product that enables automatic identification and collection of data. Veritec, Inc. has also developed its Secured Identification System with its VSCode(TM) that enables the storage of biometric information of the two-dimensional VSCode(TM) for subsequent verification of its authenticity. Veritec is a world leader in creating two-dimensional barcode technology and holds key patents in Europe and the United States. VIVI-Japan is a wholly-owned subsidiary located in Osaka, Japan.

In November 2003, Veritec, Inc. formed a wholly owned subsidiary, Vcode Holdings, Inc., a Minnesota corporation, to which it assigned three patents:
U.S. Patent Nos. 4,924,078;  5,612,524 and 5,331,176.  Vcode Holdings,  in turn, entered into an exclusive license agreement with Vdata, LLC, an Illinois limited liability company, for the purpose of enforcement and licensing the patents. The license agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of Vdata, LLC. The parties to the licensing agreement will share in net proceeds arising from the enforcement or sublicensing of the patents. As of September 30, 2004 there have been no such proceeds.

Principles of Consolidation
---------------------------
The accompanying condensed consolidated financial statements include the accounts of Veritec, Inc. and its wholly-owned subsidiaries, VIVI-Japan and Vcode Holdings, Inc. (collectively referred to as the Company). All intercompany transactions and balances were eliminated in consolidation.

Use of Estimates
----------------
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Concentrations
-------------------
The Company maintains its United States based bank balance at one financial institution. At times, this balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Bank balances in Japan are at four banks. These balances are governmentally insured up to 10,000,000 Yen per bank ($90,155 at September 30, 2004). At times, these balances may exceed the governmentally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

Accounts and Notes Receivable
-----------------------------
The Company sells to domestic and foreign companies and extends uncollateralized credit to customers, but generally requires deposits on unique orders.
Management periodically reviews its accounts receivable and provides an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Companies' financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the near term.

Inventories
-----------
Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method.

Property and Equipment
----------------------
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 7 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized.

Financial Instruments
---------------------
The fair value of cash, certificates of deposit, accounts and notes receivable, accounts payable, accrued expenses, and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

The carrying value of the subscription receivable is estimated to approximate its fair value as a result of the 10% interest rate used for imputing interest. No quoted market value is available for this instrument.

Intangible Assets
-----------------
Software costs are being amortized on a straight-line basis over their estimated useful life of five years. Technology rights are being amortized on a straight-line basis over their estimated useful life of three years.

Computer Software Costs
-----------------------
The Company capitalizes certain software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are expensed as incurred. Management determined that technological feasibility occurred at the time the Company's software was available for general release to customers. Accordingly, no computer software development costs have been capitalized in the accompanying condensed consolidated financial statements.

Long-Lived Assets
-----------------
The Company reviews its long-lived and intangibles assets to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. Management determined that no impairment of long-lived or intangible assets existed at September 30, 2004 or 2003.

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

Shipping and Handling Fees and Costs
------------------------------------
Shipping and handling fees billed to customers are included in revenues and shipping and handling costs are included as cost of sales.

Advertising
-----------
Advertising costs are expensed as incurred.

Research and Development
------------------------
Research and development costs are expensed as incurred.

Earnings (Loss) Per Common Share
--------------------------------
Basic earnings (loss) per common share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings (loss) per common share, in addition to the weighted-average determined for basic earnings per share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents issuable upon exercise of stock options and warrants, using the treasury stock method, conversion of the Series H Preferred stock and the conversion of the notes payable and related accrued interest using the "if-converted" method are included in the diluted earning (loss) per common share when dilutive. All such potentially dilutive instruments were antidulitive for 2004 and 2003.

Going Concern
-------------
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has lost $13,475,090 from inception to September 30, 2004. At September 30, 2004, the Company had a $1,617,331 working capital deficiency and a stockholders' deficit of $1,692,915. These conditions raise substantial doubt about the Companies' ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on The Matthews Group, a related party, to meet its operating needs. Through September 30, 2004, The Matthews Group has funded
$1,233,675 under the subscription receivable and made prepayments on the subscription receivable to assist the Company in meeting its cash flow needs. The Matthews Group further made payments toward and subsequently paid off a note to prevent the secured noteholders from foreclosing. The Matthews Group has indicated it will continue to meet its obligation under the subscription receivable. There is no assurance The Matthews Group will continue to meet its obligation under the subscription receivable.

The Company's management is aggressively pursuing new sales opportunities for the Company. Management is hopeful that it will be successful in these efforts, which will improve its ability to realize assets and settle liabilities in the normal course of operations. However, there is no assurance that the Company will succeed in these efforts or that the Company will continue as a going concern.

Certificates of Deposit
-----------------------
The certificates of deposit are marketable debt securities and are classified as held-to-maturity securities. Cost plus accrued interest approximates fair value. These securities mature from May 2005 to June 2005.

Notes Payable - Related Parties
-------------------------------
In October 2002, the Company's President, Van Tran, loaned $90,000 to the Company for working capital. This note is unsecured, bears 10% interest and is due on demand. As of September 30, 2004, this note and related accrued interest has not been repaid. Accrued interest on this indebtedness totaled $17,883 at September 30, 2004 and $15,633 at June 30, 2004.

In fiscal years 2003 and 2002, The Matthews Group loaned the Company an aggregate of $250,000 for working capital. These notes are unsecured, bear 10% interest and were due May 25, 2003 to June 23, 2003. As of September 30, 2004, these notes and related accrued interest have not been repaid. Accrued interest on this indebtedness totaled $41,319 at September 30, 2004 and $35,069 at June 30, 2004.

In June 2003, Veritec entered into an agreement to purchase The Matthews Group's 50% ownership of VIVI-USA. As part of this agreement, the Company issued The Matthews Group a promissory note of $50,000. The promissory note to The Mathews Group bears interest at an annual rate of 10% and was due June 25, 2004. As of September 30, 2004 this note and related accrued interest has not been repaid. Accrued interest on this indebtedness totaled $6,318 at September 30, 2004 and $5,068 at June 30, 2004.

In November 2003, a consultant and shareholder of the Company loaned $50,000 to the Company for working capital. This note was unsecured, bore 10% interest payable monthly and was due November 12, 2004. This note and all accrued interest was repaid in September 2004.

Convertible Notes - Related Parties
-----------------------------------
In April 2002, The Matthews Group loaned $100,000 to the Company for working capital and to fund its investment in VIVI-USA. This note is unsecured, bears annual 10% interest and was due March 28, 2003. As of September 30, 2004, this note and related accrued interest has not been repaid. Accrued interest on this indebtedness totaled $24,006 at September 30, 2004 and $21,506 at June 30, 2004. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.25 per share.

The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable collectively called "The Gant Group." Payments by The Matthews Group to the Gant Group totaled $366,522 (principal - $286,453; interest - $75,069; and legal fees - $5,000). These amounts paid to the Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,375 note on December 1, 2000. This note is unsecured, bears 10% annual interest and is due on demand. As of September 30, 2004, this note and related accrued interest has not been repaid. Accrued interest on this indebtedness totaled $151,435 at September 30, 2004 and $142,293 at June 30, 2004. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.10 per share.

-----------------------------------
In November 2003, Van Tran and Larry Johanns (a principal of The Matthews Group) loaned $250,000 to the Company for working capital. These notes are unsecured, bear 10% annual interest and are due November 14, 2004. As of September 30, 2004 these notes and related accrued interest have not been repaid. Accrued interest on this indebtedness totaled $22,072 at September 30, 2004 and $15,822 at June 30, 2004. At the option of these related parties, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.25 per share.

Long-Term Debt
--------------
Notes payable to banks are due in monthly installments of $9,557, including interest at 1.3% to 2.5%, collateralized by all corporate assets of VIVI-Japan and the personal guarantee of VIVI-Japan's President. These notes mature between March 2005 and December 2009.

Prepayment On Subscription Receivable
-------------------------------------
The Matthews Group made prepayments against its subscription payable to the Company. These prepayments are unsecured and non-interest bearing. It is assumed the prepayment at September 30, 2004 will ultimately be applied against the subscription receivable. In August 2004, the Company's President, Van Tran, contributed deferred compensation of $84,333 owed her to the Prepayment on Subscription Receivable.

Subscription Receivable
-----------------------
In September 1999, the Company accepted a commitment from The Matthews Group LLC to fund the $2,000,000 required under the bankruptcy plan of reorganization. This funding is in the form of a promissory note that requires 108 monthly payments of $18,519. These payments are non-interest bearing and were to be collateralized by a pledge of properties controlled by principals of The Matthews Group LLC. In July 2001, the principals of The Matthews Group LLC granted to the Company a security interest in certain California and Minnesota properties to partially collateralize the subscription. Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

The Matthews Group LLC is scheduled to fund the subscription receivable with monthly payments of $18,519. As the Company has experienced cash shortfalls, The Matthews Group LLC made payments on the promissory note in advance of the due dates. Such advance payments are reflected as a liability in the financial statements in the Prepayment on Stock Subscription Receivable account. In August 2004 the Company's President, Van Tran, contributed deferred compensation of $84,333 owed her to the Prepayment on Subscription Receivable.

At September 30, 2004, The Matthews Group LLC and Van Tran had made prepayments of $48,490 towards scheduled payments on the subscription receivable. At The Matthews Group LLC discretion, the balance in this account may be used to satisfy any scheduled payment due on the subscription receivable. When The Matthews Group LLC does so, the Company will reduce the Prepayment on Stock Subscription Receivable account and credit the subscription receivable and additional paid-in-capital. Historically, when the Company has experienced a cash shortfall, The Matthews Group LLC has continued to make its monthly

-----------------------
payments due on the subscription receivable. However, there is no contractual obligation for it to do so as long as prepayments exist to satisfy its scheduled payments. In fiscal 2005 to date and in fiscal 2004 The Matthews Group used the Prepayment on Stock Subscription Receivable to make all payments scheduled due under the subscription agreement. The Company has no advance knowledge of whether, in any given month, The Matthews Group LLC may make a scheduled payment on the subscription receivable or utilize the balance in the Prepayment on Stock Subscription Receivable account. The Company also has no assurance of The Matthews Group LLC ability to continue to provide this funding. Failure of The Matthews Group LLC to continue to make scheduled payments on the subscription receivable could negatively impact the Company's ability to meet its cash flow requirements.

Income Taxes
------------
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company and Vcode Holdings, Inc. file separate U.S. income tax returns. VIVI-Japan files a separate income tax return in Japan.

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

General
-------
The Company is primarily engaged in development, marketing and sales of a line of microprocessor-based encoding and decoding system products that utilize our patented Vericode(R) Symbol technology. The Company's readers and scanners enable a manufacturer or distributor to attach unique identifiers or coded symbols containing binary encoded data to a product that enables automatic identification and collection of data. The Company has also developed its Secured Identification System with its VSCode(TM) that enables the storage of biometric information of the two-dimensional VSCode(TM) for subsequent verification of its authenticity. The Company is a world leader in creating two-dimensional barcode technology and holds key patents in Europe and the United States.

Through the Company's wholly-owned subsidiary, VIVI-Japan, the Company provides services to the expanding LCD markets in Japan and Korea, and to the emerging markets of Taiwan, China and Southeast Asia. Veritec and VIVI-Japan are now expanding the market into the Secure ID business worldwide.

In November 2003, the Company formed a wholly owned subsidiary, Vcode Holdings, Inc., a Minnesota corporation, to which it assigned three patents: U.S. Patent Nos. 4,924,078; 5,612,524 and 5,331,176. Vcode Holdings, in turn, entered into an exclusive license agreement with Vdata, LLC, an Illinois limited liability company, for the purpose of enforcement and licensing the patents. The license agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of Vdata, LLC. The parties to the licensing agreement will share in net proceeds arising from the enforcement or sublicensing of the patents. As of September 30, 2004 there have been no such proceeds.

The Company has incurred losses from operations since inception and has an accumulated deficit of $13,475,090 as of September 30, 2004.

In the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2004 the Company identified critical accounting policies and estimates for its business. The Company has not amended or changed any of its critical accounting policies and estimates since the filing of its Form 10-KSB.

Results of Operations - September 30, 2004 compared to September 30, 2003
-------------------------------------------------------------------------
Revenues
--------
Revenues of $1,089,915 for the quarter ended September 30, 2004 were $492,605 or 82% higher than the quarter ended September 30, 2003. For the quarter ended September 30, 2004, the Company's revenues consisted of $991,434 for Veritec,

--------
Inc. and $98,481 for VIVI-Japan. For the period ended September 30, 2003, the Company's revenues consist of $456,031 for Veritec, Inc. and $141,279 for VIVI-Japan. Veritec's revenues have increased due to new major distributors added late in fiscal 2004. Also, sales from other customers have also increased. The Company's security software has gained acceptance in the Asian marketplace. The Company is now providing both hardware and software to its customers.

The Company continues to concentrate its efforts in the Asian market where it believes it has the best opportunities to grow revenue.

Cost of Sales
-------------
Cost of sales of $27,686 for the quarter ended September 30, 2004 were $90,869 or 77% lower than the quarter ended September 30, 2003 even though revenues increased for the quarter. This lower cost of sales primarily relates to the higher margin of our software products as compared to the prior period and lower hardware sales as a component of revenues in fiscal 2005.

Operating Expense
-----------------
Operating expenses for the quarter ended September 30, 2004 versus September 30, 2003 were as follows:

                                   September 30, 2004       September 30, 2003
                                   ------------------       ------------------
  Selling, general and
     Administrative expenses         $   356,736               $    279,672
  Legal                                  793,564                    193,040
  Research and development                30,865                     57,916
                                     -----------               ------------
  Total operating expenses           $ 1,181,165               $    530,628
                                     ===========               ============

Selling, general and marketing expenses for the quarter ended September 30, 2004 were $356,736 or 28% higher than the quarter ended September 30, 2003. The largest increases in 2004 are primarily attributable to higher external and internal accounting fees ($18,400 increase) and higher marketing expenses ($23,298 increase).

Legal expenses for the quarter ended September 30, 2004 were $793,564 or 311% higher than the quarter ended September 30, 2003. The increase is related to the Mitsubishi arbitration hearing in September 2004.

Research and development expenses for the quarter ended September 30, 2004 were $30,865 or 47% lower than research and development expense for the quarter ended September 30, 2003. The reduction in research and development expenses related to engineering projects in 2003 that have now been completed or are near completion. Thus the expenses of staffing and contract labor have that been reduced.

Capital Expenditures and Future Commitments
-------------------------------------------
A new vehicle was purchased for $23,301 in the quarter ended September 30, 2004. There were no capital expenditures during the quarter ended September 30, 2003.

Although the Company continues to minimize spending for capital expenditures, it believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Liquidity and Capital Resources
-------------------------------
A number of uncertainties exist that may affect our future operating results. These uncertainties include general economic conditions, market acceptance of our products and our ability to manage expense growth. In particular, if the Company receives an adverse outcome in Phase II of the arbitration proceeding that it initiated against Mitsubishi, the Company will likely not have sufficient cash to fulfill any awards against it or to pay its legal fees. Such an adverse outcome in the arbitration proceeding could lead to the Company's insolvency and have a serious adverse effect on its operations.

The Company has sustained significant losses and expects the losses will continue through fiscal year 2005 at a decreasing rate as legal matters wind down. Continued competition may drive down the price at which the Company can sell our products, and reduced capital expenditures by its customers may also have a negative impact.

Our cash on hand may not be sufficient to fund current operating needs. Therefore, the continued operation of our Company will continue to be dependent on cash flows from The Matthews Group LLC. In August 2004, Van Tran applied $84,333 in deferred compensation owed her by the Company against the prepayment on subscription receivable. This transaction means The Matthews Group can use the prepayment to satisfy all of its scheduled payments under the subscription agreement through November 2004. In fiscal 2005 to date The Matthews Group used the prepayment on subscription receivable to pay all of the $55,555 in scheduled payments due on the subscription receivable. At September 30, 2004 the remaining prepayment on subscription receivable was $48,490. After November 2004 The Matthews Group will need to resume payments on the subscription receivable or apply other obligations owed to them by the Company to the subscription receivable and/or the prepayment on subscription receivable. At this time it appears The Matthews Group intends on applying other obligations owed to them by the Company to the subscription receivable. There is no assurance that The Matthews Group LLC will complete the obligations or that the payment required to be made by The Matthews Group LLC will be adequate. The Company may need to seek additional debt or equity financing, but there is no assurance that additional financing will be obtainable, or that any such financing will be sufficient for our needs.

Net cash provided by operating activities totaled $583,256 for the three months ended September 30, 2004 as compared to $92,956 of cash provided by operating activities in the three months ended September 30, 2003. Cash provided by operating activities for the three months ended September 30, 2004 consisted primarily of decreases in accounts receivable of $553,428 and inventory of $5,088, and increases in accounts payable and accrued expenses of $157,771,

-------------------------------
offset by net losses of $151,642. During the quarter the Company also: made a capital expenditure of $23,301; repaid an outstanding note payable of $50,000; and paid down long-term debt by $34,701.

At September 30, 2004 the Company had cash balances of $903,829 and bank certificates of deposit of $93,965. Management has taken steps to control expenses. Management is hopeful existing cash, together with cash flows generated by product sales and raising capital will be sufficient to fund operations through fiscal 2005, but there is no assurance the Company will be successful in these efforts. As discussed in Part II Other Information: Item 1.Legal Proceedings, if the Company receives an adverse ruling in the Mitsubishi arbitration, the Company will likely not have sufficient cash available to meet our obligations.

The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated plans for marketing efforts, research and development, the impact of litigation, and other business development activities as well as other capital spending, financial sources, and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, dependence on major customers, potential competition, and the outcome of litigation which may negatively impact the Company's ability to continue in existence.

Item 3.  Controls and Procedures
--------------------------------
Disclosure Controls and Procedures
----------------------------------
Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control over Financial Reporting
-----------------------------------------
The quarterly review process in fiscal 2004 and the audit of our June 30, 2004 financial statements revealed a need for stronger controls over our financial reporting system. Improvements needed related to accounting controls over VIVI-Japan and a general lack of accounting staff. In response to these concerns, in fiscal 2005 the Company established controls over the accounting for VIVI-Japan, hired a temporary CFO/Consultant, and now has hired a full time CFO.

-----------------------------------------
Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                            PART II OTHER INFORMATION
                            -------------------------
Item 1.  Legal Proceedings.
---------------------------
On June 30, 2000, we were served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT (Wx). This suit was brought by a shareholder and former director of the Company. The action was brought against us, and various individuals claiming that certain corporate actions were taken without proper authority of the Company's board of directors and/or contrary to the plan of reorganization the Company filed and completed under Chapter 11 of the U.S. Bankruptcy Act. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. We expect discovery in this case to conclude by late 2004, and any trial would not occur until early 2005. We intend to defend this action vigorously.

On January 10, 2002, we initiated arbitration against Mitsubishi Corporation in Los Angeles, California, alleging breach of contract, trade secret misappropriation and interference with business opportunities; seeking several million dollars in compensatory damages, punitive damages, legal fees and accrued interest. Mitsubishi counterclaimed on similar grounds, also seeking similar damages and amounts. The arbitration was split into two phases. The first phase, completed in July 2003, resulted in an interim award dismissing most of our claims. No decision on the second phase, completed in September 2004, has been issued by the arbitration panel. A final resolution is expected prior to the end of 2004. Veritec is seeking $1.5 million in attorneys' fees and costs if it prevails on the second phase. Mitsubishi has made a claim for compensatory damages of $11.25 million, punitive damages of $2 million and legal fees and costs of $3.9 million in the second phase. No opinion can be given at this time as to the final outcome of the arbitration.

In 2003 a former employee of the Company asserted he was entitled to a fully vested option to purchase 100,000 shares of Company common stock at an exercise price of $.088 per share. The Company denies this claim. This former employee has not proceeded further with this claim. Should such a claim be pursued, the Company would defend this action vigorously.

---------------------------
Vcode Holdings, Inc. and Vdata, LLC have commenced patent enforcement litigation against Nokia Corporation in the United States District Court for the Northern District of Illinois. The litigation is in the discovery phase and no opinion can be rendered with respect to its outcome.

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

Item 5.  Other Information.
---------------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
         a.  Exhibits
             --------
             31. CEO/CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

             32. Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350).

         b.  Reports on Form 8-K.

             None.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Veritec, Inc.

Date:    November 12, 2004   /s/ Van Thuy Tran
         ------------------  ---------------------------------------------------
                             Van Thuy Tran
                             Chief Executive Officer and Chief Financial Officer