Form 10QSB/A
period 2004-03-31
VERITEC INC
filed 2004-12-22
CIK 773318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            --------------------------------------------------------
                                  FORM 10-QSB/A
            --------------------------------------------------------
(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

              For the quarterly period ended     March 31, 2004

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

              For the transition period from        to
                                            -------    -------
Commission file number   0-15113
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

               2445 Winnetka Avenue North, Golden Valley, MN 55427
            ---------------------------------------------------------
               (Address of principal executive offices, zip code)

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                                     ---  ---
                       [Please check appropriate response]
                       -----------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 10, 2004 the Company had:

                        Number of Shares of Common Stock
            -------------------------------------------------------
                                    7,141,849
            ------------------------------------------------------

   Transition Small Business Disclosure Format (check one):  Yes       No X
   --------------------------------------------------------      -----   -----

Table of Contents
-----------------


                                  FORM 10-QSB/A
                                  VERITEC INC.

                                      INDEX
                                                                       Page

PART I.  FINANCIAL INFORMATION                                            4

Item 1.  Financial Statements                                             4
Item 2.  Management's Discussion and Analysis or Plan of Operation       12
Item 3.  Controls and Procedures                                         15

PART II. OTHER INFORMATION                                               16

Item 1.  Legal Proceedings                                               16
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                               17

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------
                                  VERITEC INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   March 31,       June 30,
                                                     2004            2003
                                                --------------  --------------
ASSETS                                           (Unaudited)      (Audited)
Current Assets:
 Cash                                           $    459,833    $   325,193
 Accounts receivable, net                            284,551        185,174
 Inventories                                          40,379         11,585
 Prepaid expenses                                     22,001         32,791
                                                ------------    -----------
Total current assets                                 806,764        554,743

Fixed assets, net                                     11,173         14,669
Technology and software costs, net                    84,154        119,874
Other                                                 28,418          7,827
                                                ------------    -----------
Total assets                                    $    930,509    $   697,113
                                                ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Notes payable - related parties                 $    640,000    $   340,000
Convertible notes - related party                    497,374        497,374
Current maturities of long-term debt                 117,569        109,878
Accounts payable and accrued expenses              1,460,251      1,038,019
Customer deposits                                      3,884          2,912
                                                ------------    -----------
Total current liabilities                          2,719,078      1,988,183
                                                ------------    -----------
Long-term debt                                       202,955        256,720
                                                ------------    -----------
Prepayment on stock subscription receivable           75,367        242,033
                                                ------------    -----------
Stockholders' equity (deficit):
Preferred stock, par value $1.00, authorized
 10,000,000 shares, 275,000 shares of Series H
 authorized, 76,000 shares  outstanding,  each
 share convertible to 10 shares of common stock      366,007        366,007
Common stock, par value $.01, authorized 20,000,000
 shares, 7,141,849 and 7,126,849 shares outstanding   71,418         71,268
Subscription receivable                             (754,712)      (860,326)
Additional paid in capital                        11,986,793     11,922,440
Accumulated deficit                              (13,750,228)   (13,288,631)
Accumulated other comprehensive income (loss)         13,831           (581)
                                                ------------    -----------
    Stockholders' equity (deficit)                (2,066,891)    (1,789,823)
                                                ------------    -----------
    Total liabilities and stockholders'
     equity (deficit)                           $    930,509    $   697,113
                                                ============    ===========
            See Notes to Condensed Consolidated Financial Statements.

                                  VERITEC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2004          2003
                                                     ------------  ------------
Revenues                                             $   678,701   $   523,936
Cost of sales                                             53,473       196,885
                                                     -----------   -----------
Gross profit                                             625,228       327,051
                                                     -----------   -----------
Operating expenses
  Selling, general and administrative                    586,795       565,824
  Research and development                                42,745        79,407
  Depreciation and amortization                           11,857        11,650
                                                     -----------   -----------
Total operating expenses                                 641,397       656,881
                                                     -----------   -----------
Loss from operations                                     (16,169)     (329,830)
                                                     -----------   -----------
Other income (expense):

  Interest expense, net                                  (33,711)      (73,691)
  Other income, net                                        3,200        23,276
  Minority interest in Veritec Iconix Ventures, Inc.          --        35,937
                                                     -----------   -----------
Total other income (expense)                             (30,511)      (14,478)
                                                     -----------   -----------
Loss before income taxes                                 (46,680)     (344,308)
Income tax expense                                           477           370
                                                     -----------   -----------
Net loss                                             $   (47,157)  $  (344,678)
                                                     ===========   ===========
Net loss per common share:
  Basic                                              $     (0.01)  $     (0.05)
                                                     ===========   ===========
  Diluted                                            $     (0.01)  $     (0.05)
                                                     ===========   ===========
















            See Notes to Condensed Consolidated Financial Statements.

                                  VERITEC INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Nine months ended March 31,
                                                     ---------------------------
                                                          2004         2003
                                                      ------------ ------------
Revenues                                              $ 1,631,068  $ 1,843,166

Cost of sales                                             224,952      639,814
                                                      -----------  -----------
Gross profit                                            1,406,116    1,203,352
                                                      -----------  -----------
Operating expenses
  Selling, general and administrative                   1,638,226    1,483,675
  Research and development                                153,683      277,403
  Depreciation and amortization                            35,567       35,169
                                                      -----------  -----------
Total operating expenses                                1,827,476    1,796,247
                                                      -----------  -----------
Loss from operations                                     (421,360)    (592,895)
                                                      -----------  -----------
Other income (expense):
  Interest expense                                        (96,701)    (114,295)
  Other income, net                                        57,848       70,497
  Minority interest in Veritec Iconix Ventures, Inc.           --       12,413
                                                      -----------  -----------
Total other expense                                       (38,853)     (31,385)
                                                      -----------  -----------
Loss before income taxes                                 (460,213)    (624,280)

Income tax expense                                          1,384        1,113
                                                      -----------  -----------
Net loss                                              $  (461,597) $  (625,393)
                                                      ===========  ===========
Net loss per common share:
   Basic                                              $     (0.07) $     (0.09)
                                                      ===========  ===========
   Diluted                                            $     (0.07) $     (0.09)
                                                      ===========  ===========















            See Notes to Condensed Consolidated Financial Statements.

                                  VERITEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine months ended March 31,
                                                    ---------------------------
                                                         2004         2003
                                                    ------------- -------------
Cash flows from operating activities:
  Net loss                                          $   (461,597) $   (625,393)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                         35,567        35,562
 Changes in operating assets and liabilities:
  Accounts receivable                                    (99,378)          220
  Inventories                                            (28,794)       66,287
  Prepaid expenses                                        28,655      (133,749)
  Accounts payable and accrued expenses                  422,235       341,656
  Customer deposits                                          972         7,682
                                                    ------------  ------------
Net cash used by operating activities                   (102,340)     (307,735)
                                                    ------------  ------------
Cash flows from investing activities:
  Minority interest in Veritec Iconix Venture, Inc.           --       (14,725)
                                                    ------------  ------------
Cash flows from financing activities:
  Proceeds  from stock issuance, subscription
    receivable, and prepayment on stock                    3,451        75,000
  Proceeds from notes payable - related parties          300,000       187,527
  Proceeds from (payments on) long-term debt, net        (46,075)       80,721
                                                    ------------  ------------
Net cash provided by financing activities                257,376       343,248
                                                    ------------  ------------
Effect of exchange rate changes                          (20,396)       33,252
                                                    ------------  ------------
Increase in cash                                         134,640        54,040

Cash at beginning of period                              325,193       158,760
                                                    ------------  ------------
Cash at end of period                               $    459,833  $    212,800
                                                    ============  ============















            See Notes to Condensed Consolidated Financial Statements.

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

Net Loss per Common Share
-------------------------
Basic net loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share, in addition to the weighted average determined for basic earnings per share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options and warrants, Series H Preferred stock, and convertible notes payable. For the three-months ended March 31, 2004 and 2003 and the nine-months ended March 31, 2004 and 2003, the stock options and warrants, Series H Preferred stock, and convertible notes were antidilutive, and therefore, were not included in the computations of diluted loss per common share.

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

Going Concern
-------------
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company recorded net loss of $47,157 during the quarter ended March 31, 2004, and a net loss of $461,597 for the nine-month period ended March 31, 2004, and has lost $13,750,228 from inception to March 31, 2004. At March 31, 2004, the Company had a $1,912,314 working capital deficiency and a stockholders' deficit of $2,066,891. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has relied on receiving financing from The Matthews Group LLC (see subscription receivable below).

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

        Item 2. Management's Discussion and Analysis or Plan of Operation
        -----------------------------------------------------------------

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

The Company has incurred losses from operations since inception and has an accumulated deficit of $13,750,228 as of March 31, 2004.

In the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2003, the Company identified critical accounting policies and estimates for its business. The Company has not amended or changed any of its critical accounting policies and estimates since the filing of its Form 10-KSB.

Filing of this Form 10-QSB/A for the quarter ended March 31, 2004 properly records $188,205 in additional legal fees relating to the Mitsubishi arbitration that had been omitted from the initial filing.

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

Operating Expense
-----------------
Selling, general and administrative expenses for the quarter ended March 31, 2004 were $20,971, or 4%, higher than the quarter ended March 31, 2003. Selling, general and administrative expenses for nine- months ended March 31, 2004 were $154,551, or 10% higher than the nine-months ended March 31, 2003. The increase is largely due to legal expenses related to the Mitsubishi arbitration. Filing of this Form 10-QSB/A for the quarter ended March 31, 2004 is due to the recording of $188,205 in additional legal fees relating to this arbitration. In addition, the Company increased staffing and marketing campaigns to promote public awareness about the Company and to market the Company's new VSCode technology.

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

Net cash used in operating activities totaled $102,340 for the nine months ended March 31, 2004 as compared to $307,735 of cash used for operating activities in the nine months ended March 31, 2003. Cash used by operating activities for the nine months ended March 31, 2004 consisted primarily of net losses of $461,597, increases in account receivable of $99,378 and inventories purchases of $28,794, offset by increases in account payable and accrued expenses of $422,235 and a decrease in prepaid expenses of $28,655. The Company made no capital expenditures for the quarter and paid down long-term debt of $46,075. The operating and investing cash flow deficits in nine months ended March 31, 2004 were funded through proceeds from scheduled payments on the subscription receivable of $166,671, all of which was received from prior prepayment, and borrowing of $300,000 from the Company's Chief Executive Officer, The Matthews Group and an investor. No additional monies were received from The Matthews Group LLC on the subscription agreement for the nine months ended March 31, 2004. As of March 31, 2004, the prepayment balance from The Matthews Group LLC was $75,367. This prepayment could be used by The Matthews Group LLC to cover four future payments under the subscription receivable agreement or the remaining scheduled payments for fiscal year 2004. From July 1, 2003 through the date of this report, The Matthews Group LLC had used this prepayment to satisfy all of its scheduled payments under the agreement.


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

                                  Veritec Inc.

Date:    December 17, 2004        /s/ Van Thuy Tran
         -----------------        -------------------------------------------
                                  Van Thuy Tran
                                  Chief Executive Officer and
                                  Chief Financial Officer