Form 10QSB
period 2004-12-31
VERITEC INC
filed 2005-02-22
CIK 773318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              -------------------------------------------------
                                   FORM 10-QSB
(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934  (No fee required)

              For the quarterly period ended     December 31, 2004
                                                 -----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

            For the transition period from        to
                                          -------   -------
Commission file number   0-15113
                         -------
                                  VERITEC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                      ------------------------------------
                      (IRS Employer Identification Number)

               2445 Winnetka Avenue North, Golden Valley, MN 55427
        ---------------------------------------------------------------
               (Address of principal executive offices, zip code)

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
Yes   X      No
   -------     ------
                       [Please check appropriate response]
                       -----------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 7, 2005 the Company had:

           Number of Shares of Common Stock
-------------------------------------------------------
                      15,078,598
-------------------------------------------------------

        Transition Small Business Disclosure Format (check one): Yes    No X
        -------------------------------------------------------     ----  ----


                       [Please check appropriate response]
                       -----------------------------------

Table of Contents
-----------------


                                   FORM 10-QSB
                                  VERITEC, INC.

                                      INDEX
                                                                      Page

PART I.  FINANCIAL INFORMATION                                           4

Item 1.  Financial Statements                                            4
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  16
Item 3.  Controls and Procedures                                        19

PART II. OTHER INFORMATION                                              20

Item 1.  Legal Proceedings                                              20
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    21
Item 3.  Defaults Upon Senior Securities                                21
Item 4.  Submission of Matters to a Vote of Security Holders            21
Item 5.  Other Information                                              21
Item 6.  Exhibits                                                       22

SIGNATURES                                                              22

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------
                                  VERITEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,     June 30,
                                                       2004            2004
                                                   -------------- --------------
                                                     (Unaudited)    (Audited)
ASSETS
------
Current Assets:
  Cash                                             $     881,316  $     394,067
  Certificates of deposit                                 91,393        120,257
    Accounts and notes receivable, net                   354,814        949,802
  Inventories                                             18,165         20,730
    Prepaid expense - legal retainer                     100,000        100,000
    Prepaid expenses - other                              12,226         10,291
                                                   -------------  -------------
      Total Current Assets                             1,457,914      1,595,147
                                                   -------------  -------------
Property and Equipment:
   Furniture and equipment                                67,167         66,032
   Vehicles                                               69,557         41,481
                                                   -------------  -------------
                                                         136,724        107,513

   Less accumulated depreciation                         102,866         94,662
                                                   -------------  -------------
                                                          33,858         12,851
                                                   -------------  -------------
Other Assets:
   Note receivable                                        10,005         19,622
   Security deposits and other assets                     29,889         14,270
   Software costs, net                                        --         13,334
   Technology rights, net                                 28,225         41,527
                                                   -------------  -------------
                                                          68,119         88,753
                                                   -------------  -------------
      Total Assets                                 $   1,559,891  $   1,696,751
                                                   =============  =============












            See Notes to Condensed Consolidated Financial Statements.

                                  VERITEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,     June 30,
                                                       2004            2004
                                                   -------------- --------------
                                                     (Unaudited)    (Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Notes payable - related parties                  $     340,000  $     390,000
  Convertible notes - related party                       91,368        747,374
  Current maturities of long-term debt                    95,803        114,681
  Accounts payable                                     1,623,440      1,485,851
  Accrued expenses:
    Arbitration award                                  8,174,518             --
    Payroll and related                                  104,393        129,915
    Interest                                              67,366        231,747
    Other                                                  3,049         10,863
                                                   -------------  -------------
      Total Current Liabilities                       10,499,937      3,110,431

Long-Term Debt, less current maturities                   14,527        169,298


Prepayment on Stock and Subscription Receivable               --         19,811
                                                   -------------  -------------
           Total Liabilities                          10,514,464      3,299,540
                                                   -------------  -------------
Commitments and Contingencies

Stockholders' Deficit:
   Preferred stock, par value $1.00;
     authorized 10,000,000 shares,
     275,000 shares of Series H
     authorized, 1,000 and 76,000 shares issued            7,273        366,007
   Common stock, par value $.01;
     authorized 20,000,000 shares, 15,039,598
         and 7,071,849 shares issued                     150,396         70,718
   Subscription receivable                              (640,907)      (717,717)
   Additional paid-in capital                         13,269,445     11,990,954
   Accumulated deficit                               (21,755,837)   (13,323,448)
   Cumulative translation adjustment                      15,057         10,697
                                                   -------------  -------------
           Total Stockholders' Deficit                (8,954,573)    (1,602,789)
                                                   -------------  -------------
           Total Liabilities and
             Stockholders' Deficit                 $   1,559,891  $   1,696,751
                                                   =============  =============






            See Notes to Condensed Consolidated Financial Statements.

                                  VERITEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended December 31,
                                                   2004          2003
                                              -------------- -------------
Revenues:
   Software                                   $     412,535  $    230,787
   Hardware                                          12,198       124,270
                                              -------------  ------------
        Total revenues                              424,733       355,057

Cost of Sales                                        14,897        52,924
                                              -------------  ------------
Gross Profit                                        409,836       302,133
                                              -------------  ------------
Operating Expenses:
  Selling, general and administrative               418,518       316,446
  Arbitration award                               8,174,518            --
  Legal                                              60,094       285,984
  Research and development                           17,332        53,022
                                              -------------  ------------
Total Operating Expenses                          8,670,462       655,452
                                              -------------  ------------
Loss from Operations                             (8,260,626)     (353,319)
                                              -------------  ------------
Other Income (Expense):
  Interest income                                     2,020            --
  Interest expense                                  (24,445)      (29,967)
  Other                                               2,304        46,509
                                              -------------  ------------
Total Other Income (Expense)                        (20,121)       16,542
                                              -------------  ------------
Loss Before Income Taxes                         (8,280,747)     (336,777)

Income Tax Expense                                       --          (470)
                                              -------------  ------------
Net Loss                                      $  (8,280,747) $   (337,247)
                                              -------------  ------------
Basic and Diluted Net Loss Per Common Share   $       (1.17) $      (0.05)
                                              =============  ============
Weighted Average Common Shares Outstanding -
    Basic and Diluted                             7,071,849     7,126,849
                                              =============  ============










            See Notes to Condensed Consolidated Financial Statements.

                                  VERITEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Six months ended December 31,
                                                  2004           2003
                                             -------------- --------------
Revenues:
   Software                                  $   1,469,163  $     657,027
   Hardware                                         45,484        295,340
                                             -------------  -------------
        Total revenues                           1,514,647        952,367

Cost of Sales                                       42,583        171,479
                                             -------------  -------------
Gross Profit                                     1,472,064        780,888
                                             -------------  -------------
Operating Expenses:
  Selling, general and administrative              775,255        595,138
  Arbitration award                              8,174,518             --
  Legal                                            853,656        480,004

  Research and development                          48,197        110,938
                                             -------------  -------------
Total Operating Expenses                         9,851,626      1,186,080
                                             -------------  -------------
Loss from Operations                            (8,379,562)      (405,192)
                                             -------------  -------------
Other Income (Expense):
  Interest income                                    2,654             60
  Interest expense                                 (58,979)       (63,050)
  Other                                              3,498         54,648
                                             -------------  -------------
Total Other Income (Expense)                       (52,827)        (8,342)
                                             -------------  -------------
Loss Before Income Taxes                        (8,432,389)      (413,534)

Income Tax Expense                                      --           (906)
                                             -------------  -------------
Net Loss                                     $  (8,432,389) $    (414,440)
                                             =============  =============
Basic and Diluted Net Loss Per Common Share  $       (1.19) $       (0.06)
                                             =============  =============
Weighted Average Common Shares Outstanding -
    Basic and Diluted                            7,071,849      7,126,849
                                             =============  =============









            See Notes to Condensed Consolidated Financial Statements.

                                  VERITEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                  Six months ended December 31,
                                                       2004           2003
                                                  -------------- --------------
Cash flows from operating activities:
  Net loss                                        $  (8,432,389) $    (414,440)
    Adjustments to reconcile net loss to
      net cash provided (used) by
      operating activities:
       Depreciation and amortization                     23,259         23,712
       Amortization of intangibles                        6,309            ---
       Loss on disposal of equipment                        145            ---
    (Increase) decrease in operating assets:
       Accounts and notes receivable                    606,381        159,242
       Inventories                                        4,306        (38,052)
       Prepaid expenses                                     758        (51,571)
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses            226,278        110,660
       Accrued expense - arbitration award            8,174,518             --
       Deferred revenue                                      --         17,856
                                                  -------------  -------------
Net cash provided (used) by operating activities        609,565       (192,593)
                                                  -------------  -------------
Cash flows from investing activities:
  Purchase of equipment                                 (23,301)            --
  Proceeds from certificates of deposit                  35,745             --
                                                  -------------  -------------
Net cash provided by investing activities                12,444             --
                                                  -------------  -------------
Cash flows from financing activities:
  Proceeds from (payments on) notes payable -
     related parties                                    (50,000)       300,000
  Payments on long-term debt                            (99,499)       (21,355)
  Proceeds from stock issuance
                                                            - -          3,451
                                                  -------------  -------------
Net cash provided (used) by financing activities       (149,499)       282,096
                                                  -------------  -------------
Effect of exchange rate changes on cash                  14,739          8,087
                                                  -------------  -------------
Increase in cash                                        487,249         97,590

Cash at beginning of period                             394,067        325,193
                                                  -------------  -------------
Cash at end of period                             $     881,316  $     422,783
                                                  =============  =============







            See Notes to Condensed Consolidated Financial Statements.

NOTES TO FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB for the year ended June 30, 2004.

Certain amounts presented in the 2003 condensed consolidated financial statements, as previously reported, have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on net loss or net cash flows for the periods.

Nature of Business

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

In November 2003, Veritec, Inc. formed a wholly owned subsidiary, Vcode Holdings, Inc., a Minnesota corporation, to which it assigned three patents:
U.S. Patent Nos. 4,924,078;  5,612,524 and 5,331,176.  Vcode Holdings,  in turn, entered into an exclusive license agreement with Vdata, LLC, an Illinois limited liability company, for the purpose of enforcement and licensing the patents. The license agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of Vdata, LLC. The parties to the licensing agreement will share in net proceeds arising from the enforcement or sublicensing of the patents. As of December 31, 2004 there have been no such proceeds.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Veritec, Inc. and its wholly-owned subsidiaries, VIVI-Japan and Vcode Holdings, Inc. (collectively referred to as the Company). All intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Concentrations

The Company maintains its United States based bank balance at one financial institution. At times, this balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Bank balances in Japan are at three banks. These balances are governmentally insured up to 10,000,000 Yen per bank ($91,393 at December 31, 2004). At times, these balances may exceed the governmentally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

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

Intangible Assets

Software costs were amortized on a straight-line basis over their estimated useful life of five years. Technology rights are being amortized on a straight-line basis over their estimated useful life of three years.

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

Revenue Recognition

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements" and related amendments and modifications. Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed.
License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted the customers do not have a right of refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances the Company delays revenue recognition and reflects the prepayments as deferred revenue.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in revenues and shipping and handling costs are included as cost of sales.

Advertising

Advertising costs are expensed as incurred.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has lost $21,755,837 from inception to December 31, 2004. At December 31, 2004, the Company had a $9,042,023 working capital deficiency and a stockholders' deficit of $8,954,573 including the "effect" of the arbitration award in the Mitsubishi litigation received by the Company on February 15, 2005 which is fully explained in Part II Legal Proceedings. These matters raise a substantial uncertainty that the Company will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

The Company has been dependent on The Matthews Group, a related party, to meet its operating needs. Through December 31, 2004, The Matthews Group has funded $1,240,741 under the subscription receivable and made prepayments on the subscription receivable to assist the Company in meeting its cash flow needs. The Matthews Group has indicated it will continue to meet its obligation under the subscription receivable, although such obligation may be met by the conversion of notes payable to The Matthews Group resulting in no cash infusion to the Company.

Certificates of Deposit

The certificates of deposit are marketable debt securities and are classified as held-to-maturity securities. Cost plus accrued interest approximates fair value. These securities mature from May 2005 to June 2005.

Notes Payable - Related Parties

In October 2002, the Company's President, Van Tran, loaned $90,000 to the Company for working capital. This note is unsecured, bears 10% interest and is due on demand. As of December 31, 2004, this note and related accrued interest has not been repaid. Accrued interest on this indebtedness totaled $20,527 at December 31, 2004 and $15,633 at June 30, 2004.

In fiscal years 2003 and 2002, The Matthews Group loaned the Company an aggregate of $200,000 for working capital. These notes are unsecured, bear 10% interest and were due May 25, 2003 to June 23, 2003. As of December 31, 2004, these notes and related accrued interest have not been repaid. Accrued interest on this indebtedness totaled $39,270 at December 31, 2004 and $29,270 at June 30, 2004.

In June 2003, Veritec entered into an agreement to purchase The Matthews Group's 50% ownership of VIVI-USA. As part of this agreement, the Company issued The Matthews Group a promissory note of $50,000. The promissory note to The Mathews Group bears interest at an annual rate of 10% and was due June 25, 2004. As of December 31, 2004 this note and related accrued interest has not been repaid. Accrued interest on this indebtedness totaled $7,568 at December 31, 2004 and $5,068 at June 30, 2004.

In November 2003, a consultant and shareholder of the Company loaned $50,000 to the Company for working capital. This note was unsecured, bore 10% interest payable monthly and was due November 12, 2004. This note and all accrued interest were repaid in September 2004.

Convertible Notes - Related Parties

In April 2002, The Matthews Group loaned $100,000 to the Company for working capital and to fund its investment in VIVI-USA. This note was convertible at the option of the holder into common shares of the Company at a convertible rate of $0.25 per share. This note was unsecured, bore annual 10% interest and was due March 28, 2003. On December 22, 2004, The Matthews Group exercised its right to convert the principal amount and all accrued, unpaid interest into common stock of the Company as of December 31, 2004. The principal of this note of $100,000 and accrued unpaid interest of $27,576 at December 31, 2004, was converted to 510,302 shares of common stock.

The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable, collectively called "The Gant Group." Payments by The Matthews Group to its Gant Group totaled $366,522 (principal - $286,453; interest - $75,069; and legal fees - $5,000). The amount paid to the Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,375 note on December 1, 2000. The note was convertible at the option of the holder into common shares of the Company at the rate of $0.10 per share. This note was unsecured, bore 10% annual interest and was due on demand. As of December 31, 2004, the principal amount of $397,374 and accrued unpaid interest of $162,162 were converted into 5,595,358 shares of common stock.

In November 2003, Van Tran and Larry Johanns (a principal of The Matthews Group) loaned $250,000 to the Company for working capital. The notes were convertible at the option of the holders into common shares of the Company at the rate of $0.25 per share. These notes were unsecured, bore 10% annual interest and were due November 14, 2004. As of December 31, 2004, the principal amount of $250,000 and accrued unpaid interest of $28,022 were converted into 1,112,089 shares of common stock.

Long-Term Debt

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

From time to time, The Matthews Group made prepayments against its subscription payable to the Company. These prepayments are unsecured and non-interest bearing. At December 31, 2004, there were no prepayments. In August 2004, the Company's President, Van Tran, contributed deferred compensation of $84,333 owed her to the Prepayment on Subscription Receivable. The balance in the Prepayment on Subscription Receivable account was adequate to substantially fund the monthly payments due on the Subscription Receivable by The Matthews Group LLC through the second quarter ended December 31, 2004. The Prepayment on Subscription Receivable funded all but $7,066 of the payments due the Subscription Receivable through December 31, 2004 and the balance was funded by a contribution by the Company's President Van Tran from accrued deferred compensation.

The Company has no assurance of the Matthews Group LLC's ability to continue to provide funding under the subscription receivable. Failure of The Matthews Group LLC to continue to make scheduled payments on the subscription receivable could negatively impact the company's ability to meet its cash flow requirements.

Preferred Stock

On December 31, 2004, The Matthews Group exercised its right and converted 75,000 shares of preferred stock into 750,000 shares of the Company's common stock.

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

The tax effect of net operating loss carryforwards gives rise to a significant deferred tax asset. Deferred tax assets have been reduced by a valuation allowance, as it is unlikely they will be realized.

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

Through the Company's wholly-owned subsidiary, VIVI-Japan, the Company provides services to the expanding Liquid Crystal Display markets in Japan and Korea, and to the emerging markets of Taiwan, China and Southeast Asia. Veritec and VIVI-Japan are now expanding the market into the Secure ID business worldwide.

In November 2003, the Company formed a wholly owned subsidiary, Vcode Holdings, Inc., a Minnesota corporation, to which it assigned three patents: U.S. Patent Nos. 4,924,078; 5,612,524 and 5,331,176. Vcode Holdings, in turn, entered into an exclusive license agreement with Vdata, LLC, an Illinois limited liability company, for the purpose of enforcement and licensing the patents. The license agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of Vdata, LLC. The parties to the licensing agreement will share in net proceeds arising from the enforcement or sublicensing of the patents. As of December 31, 2004 there have been no such proceeds.

The Company has incurred losses from operations since inception and has an accumulated deficit of $21,755,837 as of December 31, 2004, including the effect of the arbitration award described in part II, item I below.

In the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2004 the Company identified critical accounting policies and estimates for its business. The Company has not amended or changed any of its critical accounting policies and estimates since the filing of its Form 10-KSB.

Results of Operations - December 31, 2004 compared to December 31, 2003

Revenues

Revenues of $1,514,647 for the six months ended December 31, 2004 were up by $562,280 or 59% higher than for the same period ended December 31, 2003. For the six month period ended December 31, 2004, 91% of revenues or $1,378,329 were from Veritec, Inc. and 9% or $136,318 were from VIVI-Japan. For the six months ended December 31, 2003, $686,037 or 72% of the revenue for the period was from Veritec, Inc. and 28% or $266,330 was generated by VIVI-Japan.

For the three month period ended December 31, 2004, revenue of $424,733 was up $69,676 or 20% higher than for the same period ended December 31, 2003. For this three month period ended December 31, 2004, $379,555 came from Veritec, Inc. and $45,178 from VIVI-Japan. For the three months ended December 31, 2003, $272,000 was generated by Veritec, Inc. and $83,057 came from VIVI-Japan. For the three month period ended December 31, 2004, revenues were down $665,232 from the first quarter as a result of strong sales in the first quarter from new contracts in the Asian LCD market.

New distributors added in late fiscal 2004 were primarily in the LCD market. As a result, revenue is from larger cycle sales and can create somewhat of an uneven line, due to the fact that additional sales are generated when new production facilities come on line. Veritec, Inc. is ready to introduce new products into the marketplace, and current plans are to have the introduction take place in fiscal 2005 and 2006.


The increase in revenue in 2004 over 2003 is due primarily to revenue generated from the addition of new distributors in late fiscal 2004. The Company continues to concentrate its efforts in the Asian market where it believes it has the best opportunities to grow revenue.

Cost of Sales

Cost of sales of $42,583 for the six month period ended December 31, 2004 were down by $128,896 or 75% from the same period in 2003, and down 14% on a percent of sales for the period. The reduction in cost of sales is due to a change in sales mix with a significant shift to software sales in 2004 which carries a higher margin as compared to hardware sales which were more dominant in the sales mix for the period ended in 2003. For the three month period ended December 31, 2004 cost of sales were down $38,027 or 72% from the same period in 2003, and down 11% as a percent of sales for the same period. The reason for the reduction was also due to an increase in the higher margin software sales for the three month ended December 31, 2004.

Operating Expenses

Selling, general and administrative expenses for the three month period ended December 31, 2004 were up by $102,073 or 32% higher then for the same period in 2003. The more significant increases in 2004 are primarily attributable to higher accounting fees ($33,386 increase), higher sales and marketing expenses ($25,936 increase) and higher general and administrative salaries ($21,833 increase) due in part to the Company hiring a permanent controller. For the six month period ended December 31, 2004, selling, general and administrative expenses were up $180,117 or 30% higher than the same period in 2003. Reasons for the increase were substantially the same as for the three month period. Accounting fees were higher ($56,232 increase), sales and marketing expenses were up (approximately $40,000 increase), there was a transfer of research and development expense to engineering salaries, and general and administrative salaries were up ($21,833 increase).

Legal expenses for the three months ended December 31, 2004, were down by $225,890 from the same period in 2003. The reason for the decrease was the winding down of the Mitsubishi arbitration hearing near the end of the first quarter 2004. Legal expenses for the six month period ended December 31, 2004 were up $373,652 or 78% from the same period in 2003. The increase is related to the Mitsubishi arbitration hearing.

Research and development expense for the three months ended December 31, 2004 were down by $35,690 from 2003. For the six month period ended December 31, 2004, research and development expenses were down $62,741, from the same period in 2003. The reduction in research and development expense is related to engineering projects in 2003 that were completed or nearly completed in 2003, allowing for a significant reduction in the research and development effort in 2004.

Capital Expenditures and Future Commitments

The only capital expenditures during either of the six month periods was the purchase of a vehicle for $23,301 in the six month period ended December 31, 2004.

Although the Company continues to minimize spending for capital expenditures, it believes its need for additional capital equipment will continue because of the need to develop and expand its business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Liquidity and Capital Resources

A number of uncertainties exist that may affect our future operating results. These uncertainties include general economic conditions, market acceptance of our products and our ability to manage expense growth. In particular, these uncertainties include our ability to reach an accommodation with Mitsubishi regarding the $8.2 million arbitration award. We do not have sufficient cash to pay the award, and if we are unable to reach an accommodation with Mitsubishi, enforcement of the arbitration award, which is expected to be reduced to judgment in March 2005 after which Mitsubishi can proceed to enforce the award, will have a significant adverse effect on the Company, including the potential of seeking protection through bankruptcy proceedings.

The Company has been dependent on The Matthews Group, a related party, to meet its operating needs. Through December 31, 2004, The Matthews Group has funded $1,240,741 under the subscription receivable and made prepayments on the subscription receivable to assist the Company in meeting its cash flow needs. The Matthews Group has indicated it will continue to meet its obligation under the subscription receivable, although such obligation may be met by the conversion of notes payable to The Matthews Group resulting in no cash infusion to the Company. There is no assurance that The Matthews Group will complete the obligations or that cash payments, if any, will be adequate. The Company may need to seek additional debt or equity financing, but there is no assurance that additional financing will be obtainable, or that any such financing will be sufficient for our needs.

Net cash provided by operating activities totaled $609,565 for the six months ended December 31, 2004 as compared to $192,593 of cash used by operating activities in the six months ended December 31, 2003. Cash provided by operating activities for the three months ended December 31, 2004 consisted primarily of decreases in accounts receivable of $606,381 and inventory of $4,306, and increases in accounts payable and accrued expenses of $226,278, offset by net losses of $257,871. During the six months the Company also made a capital expenditure of $23,301; repaid an outstanding note payable of $50,000; and paid down long-term debt by $99,499.

At December 31, 2004, the Company had cash balances and bank certificates of deposits of $972,709, a working capital deficiency of $9,042,023 and a stockholders' deficit of $8,954,573 (including the arbitration award received by the Company on February 15, 2005 which is fully explained in Part II Legal Proceedings).

The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated plans for marketing efforts, research and development, the impact of litigation, and other business development activities as well as other capital spending, financial sources, and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, dependence on major customers, potential competition, and the outcome of litigation, which may negatively impact the Company's ability to continue in existence.

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

Internal Control over Financial Reporting

The quarterly review process in fiscal 2004 and the audit of our June 30, 2004 financial statements revealed a need for stronger controls over our financial reporting system. Improvements needed related to accounting controls over VIVI-Japan and a general lack of accounting staff. In response to these concerns, in fiscal 2005 the Company established controls over the accounting for VIVI-Japan, hired a temporary CFO/Consultant, and now has hired a full time controller.

Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 15, 2005, the Company received notice from the International Court of Arbitration of an award in its arbitration dispute with Mitsubishi Corporation. The arbitration panel dismissed all of Veritec's claims against Mitsubishi arising out of a series of agreements dating back to the early 90's and awarded Mitsubishi a total of approximately $8.2 million in compensatory damages, attorneys fees and costs based on findings that Veritec had breached a 1996 agreement between the parties and infringed a Mitsubishi copyright on its error detection and correction functionality software ("EDAC"). EDAC is used in the Veritec's software that writes and reads the Vericode(R) symbol. In addition, the arbitration panel enjoined Veritec from further violations of the Mitsubishi EDAC copyright.

Over the last several months, Veritec developed a new, improved EDAC that is unique, more efficient, modern and entirely independent of the current Mitsubishi copyrighted EDAC software. All of Veritec software sold from this point forward for use to write and to read the Vericode(R) symbol will contain the new EDAC, and we expect to replace the EDAC in existing software as soon as possible.

At this point, Veritec does not have the resources available to pay the cash portion of the award, and will be considering all of its alternatives. The
Company's operations had been improving with new alliance partners and additional distributors to open new markets worldwide but this award is a major setback. The Company remains hopeful that it will be able to reach a viable solution, however at this point, we have no assurance that this will be possible, and could lead to the Company not being able to continue as a going concern, including seeking protection through bankruptcy proceedings.


On June 30, 2000, we were served as a defendant in the matter of Wolodymyr M. Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California (Case Number CV-00-7516DT (Wx). This suit was brought by a shareholder and former director of the Company. The action was brought against us, and various individuals claiming that certain corporate actions were taken without proper authority of the Company's board of directors and/or contrary to the plan of reorganization the Company filed and completed under Chapter 11 of the U.S. Bankruptcy Act. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. A trial date has been scheduled for mid 2005. We intend to defend this action vigorously.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
---------------------------------------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.

         None.

Item 6.  Exhibits.


         b.       31. CEO/CFO Certification required by Rule 13a14(a)/15d14(a)
                      under the Securities Exchange Act of 1934.

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

Date:  February 21, 2005     /s/ Van Thuy Tran
       ------------------    --------------------------------------------
                             Van Thuy Tran
                             Chief Executive Officer and Chief Financial Officer