Form 10QSB
period 2005-03-31
VERITEC INC
filed 2006-11-15
CIK 773318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

          For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

Commission file number 0-15113

                                  VERITEC, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   95-3954373
                      (IRS Employer Identification Number)

               2445 Winnetka Avenue North, Golden Valley, MN 55427 (Address of principal executive offices, zip code)

                                  763-253-2670
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes       No   X
                                              -----    -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.). Yes       No   X
                                                 -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No   X
                                                  -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 2006 the Company had:

                        Number of Shares of Common Stock
                                   15,078,598

     Transition Small Business Disclosure Format (check one): Yes       No   X
                                                                  -----    -----

Table of Contents

                                   FORM 10-QSB
                                  VERITEC, INC.

                                      INDEX

                                                                         Page(s)
                                                                         -------
PART I.  FINANCIAL INFORMATION                                                1

Item 1.  Financial Statements                                                 1
Item 2.  Management's Discussion and Analysis or Plan of Operations           8
Item 3.  Controls and Procedures                                             12

PART II. OTHER INFORMATION                                                   12

Item 1.  Legal Proceedings                                                   12
Item 1A. Risk Factors                                                        14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         16
Item 3.  Defaults Upon Senior Securities                                     16
Item 4.  Submission of Matters to a Vote of Security Holders                 16
Item 5.  Other Information                                                   16
Item 6.  Exhibits                                                            16

         Signatures                                                          16

         Exhibits Index                                                      17

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         VERITEC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,      June 30,
                                                      2005           2004
                                                  ------------   ------------
                                                   (Unaudited)     (Audited)
ASSETS

Current Assets:
   Cash                                           $    723,090   $    394,067
   Certificates of deposit                              87,611        120,257
   Accounts receivable, net                            217,335        949,802
   Inventories                                           6,939         20,730
   Prepaid expenses - other                             19,876         10,291
   Prepaid legal retainer                                   --        100,000
                                                  ------------   ------------
      Total Current Assets                           1,054,851      1,595,147
                                                  ------------   ------------
Property and Equipment, net                             30,892         12,851
                                                  ------------   ------------
Other Assets:
   Note receivable                                          --         19,622
   Security deposits and other assets                   24,072         14,270
   Software costs, net                                      --         13,334
   Technology rights, net                               19,678         41,527
                                                  ------------   ------------
                                                        43,750         88,753
                                                  ------------   ------------
      Total Assets                                $  1,129,493   $  1,696,751
                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Notes payable - related parties                $     87,587   $    390,000
   Convertible notes - related parties                      --        747,374
   Current maturities of long-term debt                     --        114,681
   Accounts payable                                  1,677,643      1,485,851
   Accrued expenses                                     87,215        372,525
   Accrued expense - Mitsubishi litigation           8,174,518             --
                                                  ------------   ------------
      Total Current Liabilities                     10,026,963      3,110,431

Long-Term Debt, less current maturities                83,868        169,298
Prepayment on Stock and Subscription Receivable        369,786         19,811
                                                  ------------   ------------
      Total Liabilities                             10,480,617      3,299,540
                                                  ------------   ------------
Commitments and Contingencies

Stockholders' Deficit:
   Convertible preferred stock, par value
      $1.00; authorized 10,000,000 shares,
      276,000 shares of Series H authorized,
      1,000 and 76,000 shares issued                     1,000         76,000
   Common stock, par value $.01; authorized
      20,000,000 shares, 15,078,598 and
      7,071,849 shares issued                          150,786         70,718
   Subscription receivable                            (601,044)      (717,717)
   Additional paid-in capital                       13,357,321     12,280,961
   Accumulated deficit                             (22,269,014)   (13,323,448)
   Cumulative translation adjustment                     9,827         10,697
                                                  ------------   ------------
      Total Stockholders' Deficit                   (9,351,124)    (1,602,789)
                                                  ------------   ------------
      Total Liabilities and Stockholders'
         Deficit                                  $  1,129,493   $  1,696,751
                                                  ============   ============

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months
                                            ended March 31,
                                         --------------------
                                            2005       2004
                                         ---------   --------
Revenues                                 $ 142,659   $678,701
Cost of Sales                               40,923     53,473
                                         ---------   --------
Gross Profit                               101,736    625,228
                                         ---------   --------
Operating Expenses:
   Selling, general and administrative     534,406    410,447
   Research and development                 78,877     42,745
                                         ---------   --------
      Total Operating Expenses             613,283    453,192
                                         ---------   --------
Income (Loss) from Operations             (511,547)   172,036
                                         ---------   --------
Other Income (Expense):
   Interest income                           3,578         --
   Interest expense                         (6,368)   (33,711)
   Other                                     2,391      3,200
                                         ---------   --------
      Total Other Income (Expense)            (399)   (30,511)
                                         ---------   --------
Income (Loss) before Income Taxes         (511,946)   141,525
Income Tax Expense                              --        477
                                         ---------   --------
Net Income (Loss)                        $(511,946)  $141,048
                                         =========   ========
Net Income (Loss) Per Common Share:
   Basic                                 $   (0.03)  $   0.02
   Diluted                                   (0.03)      0.01

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Nine months
                                              ended March 31,
                                         ------------------------
                                             2005         2004
                                         -----------   ----------
Revenues                                 $ 1,671,063   $1,631,068
Cost of Sales                                 97,265      224,952
                                         -----------   ----------
Gross Profit                               1,573,798    1,406,116
                                         -----------   ----------
Operating Expenses:
   Selling, general and administrative     2,106,645    1,485,588
   Research and development                  184,974      153,683
   Mitsubishi litigation                   8,174,518           --
                                         -----------   ----------
      Total Operating Expenses            10,466,137    1,639,271
                                         -----------   ----------
Loss from Operations                      (8,892,339)    (233,155)
                                         -----------   ----------
Other Income (Expense):
   Interest income                             6,232           --
   Interest expense                          (62,763)     (96,701)
   Other                                       3,304       57,848
                                         -----------   ----------
      Total Other Income (Expense)           (53,227)     (38,853)
                                         -----------   ----------
Income (Loss) before Income Taxes         (8,945,566)    (272,008)
Income Tax Expense                                --        1,384
                                         -----------   ----------
Net Loss                                 $(8,945,566)  $ (273,392)
                                         ===========   ==========
Net Loss Per Common Share:
   Basic                                 $     (0.92)  $    (0.04)
   Diluted                                     (0.92)       (0.04)

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine months
                                                                     ended March 31,
                                                                 -----------------------
                                                                     2005         2004
                                                                 -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(8,945,566)  $(273,392)
   Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
      Depreciation                                                     9,317      35,567
      Amortization of intangibles                                     35,642          --
      Stock issued for compensation                                   66,300          --
      Payroll applied to prepayment on subscription receivable        20,527          --
      Changes in operating assets and liabilities:
         Accounts receivable                                         752,475     (99,378)
         Inventories                                                  13,775     (28,794)
         Prepaid expenses                                             90,345      28,655
         Other assets                                                    371         972
         Accounts payable and accrued expenses                       270,096     234,030
         Accrued expense -  Mitsubishi litigation                  8,174,518          --
                                                                 -----------   ---------
Net cash provided (used) by operating activities                     487,800    (102,340)
                                                                 -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment                                            (27,321)         --
   Proceeds from certificates of deposit                              33,741          --
                                                                 -----------   ---------
Net cash provided by investing activities                              6,420          --
                                                                 -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (payments on) notes payable - related parties       (50,000)    300,000
   Payments on long-term debt                                       (115,385)    (46,074)
   Proceeds from exercise of stock option                                 --       3,450
                                                                 -----------   ---------
Net cash provided (used) by financing activities                    (165,385)    257,376
                                                                 -----------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  188     (20,396)
                                                                 -----------   ---------
NET INCREASE IN CASH                                                 329,023     134,640
CASH AT BEGINNING OF PERIOD                                          394,067     325,193
                                                                 -----------   ---------
CASH AT END OF PERIOD                                            $   723,090   $ 459,833
                                                                 ===========   =========
NONCASH ACTIVITIES
   Notes payable and accrued interest converted into common
      stock                                                      $   965,134   $      --
   Series H preferred stock converted into common stock              358,734          --
   Applied prepayment on subscription receivable to
      subscription receivable                                        166,667          --
   Notes payable and accrued interest applied to prepayment on
      subscription receivable                                        411,782          --
   Deferred compensation applied to prepayment on subscription
      receivable                                                      84,333          --

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   THE COMPANY

     The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiaries, Veritec Iconix Ventures, Inc. (VIVI-USA; inactive and dissolved in May 2004), Veritec Iconix Ventures, Inc. (VIVI-Japan; a Japanese company), and VCode Holdings, Inc. (VCode).

B.   BANKRUPTCY CONSIDERATIONS

     In February 2005, an adverse ruling was made against Veritec and in favor of Mitsubishi Corporation (Mitsubishi), resulting in a monetary award of $8,174,518 to Mitsubishi and enjoining Veritec and by extension Veritec's customers from the future use or sale of what was ruled as Mitsubishi's Error Detection and Correction Technology. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) for the District of Minnesota on February 28, 2005.

     In December 2005, the Bankruptcy Court converted the Chapter 11 proceeding to Chapter 7 of the Bankruptcy Code. Under Chapter 7, Veritec would be liquidated and the shareholders would not receive anything upon liquidation.

     Veritec's Third Amended Plan of Reorganization, with proof of acceptability of its provisions by Mitsubishi and the majority of the other classes of creditors, was formally submitted to the Bankruptcy Court with a motion requesting reconversion of Veritec's case in bankruptcy to Chapter 11. This motion and related order was approved in March 2006. In March 2006, the order was executed subject only to approval of the majority of creditors and shareholders of record, which was subsequently obtained.

     Upon execution of the order, Veritec once again became a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court. In general, as a debtor-in-possession, Veritec was authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

     In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of all disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. Although not reflected in these Condensed Consolidated Financial Statements, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

     Veritec did not file any reports required under the Securities Exchange Act of 1934 while in bankruptcy. Veritec is in the process of filing past due reports.

C.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-KSB as of and for the year ended June 30, 2004. The Condensed Consolidated Balance Sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Nature of Business

     The Company is primarily engaged in the development, marketing and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology Technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176 and 5,612,524. As more fully described below, these patents are the property of VCode. The Company's encoding and decoding systems allow a manufacturer, distributor, reseller or user of products to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enables automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. The Company has also developed a Secured Identification System based upon its proprietary VSCode and VeriCode(R) Symbology. The Company's Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual's unique identity. In addition to its United States patents, Veritec holds patents in Europe (German patent No. 69033621.7; French patent No. 0438841; and, Great Britain patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for novel uses of its Multi-Dimensional Matrix Symbology.

     The Company's core business is the sale of its Multi-Dimensional Matrix Symbology together with its proprietary software products for the writing and reading thereof. Veritec owns two wholly owned subsidiaries: (1) VIVI-Japan, a corporation established under the laws of Japan with its principal place of business located in Osaka, Japan; and, (2) VCode, a Minnesota corporation with offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427.

     VIVI-Japan: VIVI-Japan is actively engaged in the development and marketing of unique applications of Veritec products within Japan and Asia.

     VCode: In November 2003, Veritec formed VCode to which it assigned United States patents 4,924,078, 5,331,176 and 5,612,524, together with all corresponding patent applications, foreign patents, foreign patent applications, and all continuations, continuations in part, divisions, extensions, renewals, reissues and re-examinations thereof. VCode in turn entered into an Exclusive License Agreement with VData, LLC (VData), an Illinois limited liability company unrelated to Veritec. The purpose of the Exclusive Licensing Agreement is to allow VData to pursue enforcement and licensing of the patents against parties who wrongfully exploit the technology of such patents. VData is the wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG) (collectively Acacia). The Exclusive License Agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of VData, with the parties sharing in the net proceeds as specified under the terms of the agreement, arising from enforcement or licensing of the patents.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Veritec, VIVI-Japan, VIVI-USA and VCode. All inter-company transactions and balances were eliminated in consolidation.

Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share, in addition to the weighted average determined for basic net income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options and warrants, preferred stock, and convertible notes payable. For the three months ended March 31, 2005, and the nine months ended March 31, 2005 and 2004, the stock options and warrants, preferred stock, and convertible notes payable were antidilutive and, therefore, were not included in the computations of diluted net loss per common share.

The weighted average shares outstanding were as follows:

      March 31, 2005               March 31, 2004
--------------------------   --------------------------
Three Months   Nine Months   Three Months   Nine Months
------------   -----------   ------------   -----------
 15,078,165     9,701,661      7,141,849     7,141,849

Diluted net income per common share for the three months ended March 31, 2004, was computed as follows:

Net income                                               $   141,048
Interest expense on convertible debt                          18,428
                                                         -----------
Net income for per share computation                     $   159,476
                                                         ===========
Weighted average shares outstanding                        7,141,849
Incremental shares from assumed exercise or conversion
   of dilutive instruments:
   Options and warrants                                       76,216
   Preferred stock                                           760,000
   Convertible notes payable                               7,453,740
                                                         -----------
Shares outstanding - diluted                              15,431,805
                                                         ===========
Net income per common share                              $      0.01
                                                         ===========

Stock-Based Compensation

     The Company follows the accounting guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the plans when the exercise price of the options is at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's net income (loss) and net income (loss) per common share for the three and nine month periods ended March 31, 2005 and 2004, would have been insignificant.

Accounting Pronouncements

     The FASB issued SFAS No. 123(R), Share-Based Payment, in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) will become effective for the Company on July 1, 2005. Adoption of SFAS No. 123(R) will have no impact on the Company's financial statements as all options are fully-vested at the adoption date.

Notes Payable - Related Parties

     In October 2002, the Company's President, Van Tran, loaned $90,000 to the Company for working capital. This note was unsecured, bore 10% interest and was due on demand. Interest expense on this note was $5,144 and $9,000 in 2005 and 2004, respectively. Accrued interest on this note totaled $20,777 at February 28, 2005 and $15,633 at June 30, 2004. The note payable and accrued interest were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

     In fiscal years 2003 and 2002, The Matthews Group loaned the Company an aggregate of $200,000 for working capital. These notes were unsecured, bore 10% interest and were due May 25, 2003 to June 23, 2003. Interest expense on these notes totaled $13,334 in 2005 and $20,000 in 2004. Accrued interest on these notes totaled $42,604 at February 28, 2005 and $29,270 at June 30, 2004. The notes payable and accrued interest were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

     In June 2003, Veritec entered into an agreement to purchase The Matthews Group's 50% ownership of VIVI-USA. As part of this agreement, the Company issued The Matthews Group a promissory note of $50,000. The promissory note to The Matthews Group bore interest at 10% and was due June 25, 2004. Interest expense on this note was $3,333 and $5,000 in 2005 and 2004, respectively. Accrued interest on this note totaled $8,401 at February 28, 2005 and $5,068 at June 30, 2004. The note payable and accrued interest were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

     In November 2003, a consultant and shareholder of the Company loaned $50,000 to the Company for working capital. This note was unsecured, bore 10% interest and was due November 12, 2004. Interest expense on this note totaled $833 in 2005 (including 2,500 shares of common stock to be issued) and $4,428 in 2004. This note payable and accrued interest totaling $50,833 were repaid in August 2004. The issuance of the stock remains unsatisfied.

Subscription Receivable

     In September 1999, required under its 1997 California bankruptcy plan of reorganization, The Matthews Group received 275,000 shares of Series H convertible preferred stock in exchange for a promissory note in the amount of $2,000,000 (subscription receivable). The promissory note is collateralized by deeds of trust to real property located in California and Minnesota owned by Van Tran and Larry Johanns, the sole principals of The Matthews Group. The real property collateralizing the promissory note has a fair market value in excess of all encumbrances including the remaining principal balance of the promissory note to which Veritec is the beneficiary. The promissory note originally required 108 monthly payments of $18,519. These payments are non-interest bearing. Imputed interest on the subscription receivable is excluded from operating results and is instead credited directly to additional paid-in capital. As the principal amount of the promissory note is reduced, The Matthews Group has the right to require the Company to release encumbrances against the real property collateralizing the subscription obligation.

     From time to time, The Matthews Group has made prepayments against its subscription obligation. Prepayments are nonrefundable and noninterest bearing. In August 2004, Veritec's President Van Tran, contributed deferred compensation of $84,333 owed to her by the Company toward The Matthews Group's subscription obligation. In February 2005, the notes and accrued interest of $411,782 payable to Van Tran and The Matthews Group were converted to the prepayment on the stock subscription receivable.

Reclassifications

     Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation. These reclassifications had no effect on the net income (loss) or net cash flows.

Subsequent Event

     In April 2005, the Company discontinued the VIVI-Japan operations due to continuing losses and the Company's financial condition. Revenues of VIVI-Japan were $47,863 and $146,369 for the three months ended March 31, 2005 and 2004, respectively and $191,518 and $382,698 for the nine months ended March 31, 2005 and 2004, respectively. Income (loss) of VIVI-Japan was $(4,820) and $129,908 for the three months ended March 31, 2005 and 2004, respectively and $(43,746) and $126,675 for the nine months ended March 31, 2005 and 2004, respectively.

     The loss on disposal of VIVI-Japan in April 2005 was of $44,092.

Item 2. Management's Discussion and Analysis or Plan of Operation

     This Form 10-QSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning the Company's outlook, future economic events, future performance and attainment of future goals are based on information available to the Company on the date of the filing of this Form 10-QSB, and are subject to various risks and uncertainties.

     The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements These statements contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations and speak only as of the date hereof. Our actual results may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties affecting technology companies, our ability to successfully develop products, rapid technological change in our markets, changes in demand for our future products, legislative, regulatory and competitive developments and general economic conditions. Our SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason unless otherwise required to do so by SEC Regulations.

General

     In February 2005, an adverse ruling was made against Veritec and in favor of Mitsubishi in the amount of $8,174,518 to Mitsubishi and enjoining Veritec and by extension Veritec's customers from the future use or sale of what was ruled as Mitsubishi's Error Detection and Correction Technology. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota on February 28, 2005.

     In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement whereby Mitsubishi in exchange for the sum of $300,000, a license to utilize Veritec's patents, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, waived its right to the $8,174,518 and licensed Veritec's use of the Mitsubishi Error Detection and Correction Technology.

     In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of all disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. Although not reflected in the Condensed Consolidated Financial Statements appearing in this Form 10-QSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

     For a more detailed discussion on the bankruptcy proceedings and Veritec's Third Amended Plan of Reorganization, refer to Note "A" appearing in Part I "Financial Information", Item I "Financial Statements" and the Form 8-K's identified as Exhibits hereto and filed with the Commission on February 17, 2005, February 28, 2005, December 19, 2005, March 10, 2006, May 1, 2006, and
August 11, 2006, incorporated by this reference.

Nature of Business

     The Company is primarily engaged in the development, marketing, and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176 and 5,612,524. The Company's encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enable automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. Veritec has also developed a Secured Identification System based upon its proprietary VSCode and VeriCode(R) Symbology. The Company's Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual's unique identity. In addition to its United States patents, the Company holds patents in Europe (German Patent No. 69033621.7; French Patent No. 0438841; and Great Britain Patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for novel uses of its Multi-Dimensional Matrix Symbology.

     The Company also seeks fees from the enforcement and licensing of it patents under its Exclusive License Agreement with Acacia.

     The Company's main products are as follows:

The VeriCode(R)

     The VeriCode(R) symbol is a two-dimensional high data density machine-readable symbol that can contain up to approximately 500 bytes of data in a small area. The VeriCode(R) symbol is based on a matrix pattern. The matrix is made up of data cells, which are light and dark contrasting squares. This part of the symbol looks like a scrambled chessboard. The matrix is enclosed within at least two solid lines and/or a solid border. Surrounding the solid border is a quiet zone of empty cells. This simple structure is the basis for the symbol's space efficiency.

     The size of the VeriCode(R) symbol is variable and can be increased or decreased depending on application requirements. The symbol can be configured to fit virtually any space. The data capacity of the symbol is also variable. By using a greater or smaller number of data cells, more or less information can be stored in the symbol. The main limitation to the size and density of the VeriCode(R) symbol is the resolution of the marking and reading devices utilized by the user.

     Special orientation for reading the symbol is not necessary and is the basis of the novelty of the Company's 5,612,524 patent. The VeriCode(R) symbol can be read at high degrees of angularity from vertical, in any direction relative to the reader. Veritec's symbology and reading software presently employs "Error Detection and Correction" (EDAC) technology of our own design, similar to that on music CD's. That means that if a symbol is partially damaged or obscured, the complete data set stored in the symbol might be recovered. EDAC lowers the symbol's data capacity, but it can permit data recovery if up to 25% of the symbol is damaged. With EDAC, the code will return either accurate information or no information, but it will not return false or wrong information.

     The VeriCode(R) symbol offers high degrees of security and the level of this security can be specified depending on the user's requirements. For any specific application or organization, a unique encryption algorithm can be created so that only authorized persons can create or read a VeriCode(R) symbol within the user's application.

     The VeriCode(R) symbol can hold any form of binary information that can be digitized including numbers, letters, images and the minutia for biometric information to the extent of its data storage capacity.

The VSCode

     The VSCode is a derivative of the two-dimensional VeriCode(R) symbol. It is built around the core competencies of the VeriCode(R) symbol which includes the solid border, omni-directional reading and Error Detection and Correction capability. The distinguishing factor for the VSCode is its ability to encrypt a greater amount of data by increasing data density. This matrix can hold up to approximately 4,151 bytes of data making it ideal for holding identification and biometric information. The VSCode offers a high degree of security, which can also be defined by the application requirements of the user.

     The VSCode symbol can hold any form of binary information that can be digitized, including numbers, letters, images, photos, graphics, the minutia for biometric information, including fingerprints, to the extent of its data storage capacity, that are likewise limited by the resolution of the marking and reading devices employed by the user.

     VSCode is designed for bankcards and high security applications. Because the code is encrypted on the card it can be an independent portable database containing non-duplicative information that is unique to the individual owner of the bank account or credit card; or, the data can be verified through a central database while maintaining high security for the card issuer without the need of a PIN.

The FCR-100 Fingerprint Card Reader

     The FCR-100 is a compact fingerprint card reader used to read and decode the VSCode symbology containing biometric information and other secured data. It consists of a combination of several modular components, including a quality camera, lighting mechanism, digital fingerprint reader, software lock, USB cable and housing, all tied into a PC operating system running the proprietary Veritec software. Due to its modular design, the FCR-100 can be modified to meet specific application needs.

     The FCR-100 can be designed to work on most PC based operating systems, including the full suite of Windows(R) operating systems. This allows the operating system to function with the many different types of VSCode applications such as bankcards, access control, personnel identification, border control, and hospital identification cards. The FCR-100 is connected and powered by a USB cable connection to a PC or server. The FCR-100 can be utilized with wireless applications and will allow multiple reading stations to be connected to a single computer.

Licensing Fees

     Veritec has long been burdened by having to compete against the technology learned from its patents by other companies having greater resources and access to capital markets. The Company has identified numerous companies it believes uses its technology without license or authorization. Management is confident that the use of the Company's intellectual property without a license will be addressed on a case-by-case basis as a result of its relationship with Acacia. As of March 31, 2005, there were no actual proceeds derived from the efforts of Acacia. However, as of the filing of this Form 10-QSB the Company received licensing revenue from Acacia of $1,471,330, of which $57,280, $769,267 and $644,783 was earned in fiscal years 2005, 2006 and 2007, respectively.

Identification card/SEI Acquisition

     In October 2006, Veritec entered into an agreement to purchase selected assets of Secure Environments, Inc. (SEI), a Minnesota corporation that produces identification cards. The assets acquired consisted of office furniture, computer equipment, specialty software, security card and badge printers, and a customer base of 73 small to large commercial and municipal customers, including security firms and police departments. Terms of the purchase were Veritec's assumption of $3,900 in debt and a 10% royalty, not to exceed $150,000 in aggregate, for any future sales by Veritec to the 73 SEI customers. No other consideration was, or is, to be paid.

Results of Operations - March 31, 2005 compared to March 31, 2004

Revenues

     Revenues of $1,671,063 for the nine months ended March 31, 2005 increased by $39,995 or 2.4% higher than for the same period ended March 31, 2004. For the nine month period ended March 31, 2005, 89% of revenues or $1,479,545 were from Veritec; and, 11% or $191,518 were from VIVI-Japan. VIVI-Japan had a decline in sales that reflects the more involved role Veritec has and will continue to take with regards to making direct sales into the Asian market with the goal of establishing name recognition for Veritec.

     For the three months ended March 31, 2005, revenues of $142,659 decreased $536,042 or 79% less than the same period ended March 31, 2004. For the three month period ended March 31, 2005, revenue of $94,796 came from Veritec and, $47,863 from VIVI-Japan.

     The decline in revenues was a result of management's focus on the bankruptcy and the Mitsubishi litigation. Consequently, Veritec's plans to introduce new marketing efforts, applications and solutions were delayed.

Cost of Sales

     Cost of sales of $97,265 for the nine months ended March 31, 2005 decreased by $127,687 or 57% from the same period in 2004, and decreased 8% as a percent of sales for the period. The reduction in cost of sales is due to a change in sales mix with a significant shift to software sales in 2005 which carries a higher margin as compared to hardware sales which were more dominant in the sales mix for the period ended in 2004 and prior. For the three months ended March 31, 2005, cost of sales of $40,923 decreased $12,550 or 23% from the same period in 2004, and increased 21% as a percent of sales for the same period. The increase in cost of sales as a percent of sales was due to a decrease in the higher margin software sales for the three months ended March 31, 2005.

Operating Expenses

     Selling, general and administrative expenses of $534,406 for the three months ended March 31, 2005, increased by $123,959 or 30% more than the same period in 2004. This was a result of large legal fees associated with the bankruptcy and the Mitsubishi lawsuit. For the nine month period ended March 31, 2005, selling, general and administrative expenses of $2,106,645 increased $621,057 or 42% more than the same period in 2004. Reasons for the increase were substantially the same as for the three month period.

Research and Development

     Research and development expense of $78,877 for the three months ended March 31, 2005, increased by $36,132 from 2004. For the nine months ended March 31, 2005, research and development expenses of $184,974 increased $31,291, from the same period in 2004.

Capital Expenditures and Future Commitments

     Capital expenditures for the nine months ended March 31, 2005, were $27,321, of which $23,301 was the purchase of a vehicle. For the nine months ended March 31, 2004, there were no capital expenditures. Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Liquidity and Capital Resources

     The Company has relied on The Matthews Group for funding. Through November, 2006, The Matthews Group has funded $1,666,082, including prepayments, of the original of $2,000,000 stock subscription receivable.

     In February 2005, Veritec filed for bankruptcy protection under Chapter 11 and in August 2006 emerged from bankruptcy. Although not reflected in the Condensed Consolidated Financial Statements appearing in this Form 10-QSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

     As of March 31, 2005, the Company had not received any licensing revenue from its relationship with Acacia but as of the filing of this Form 10-QSB, the Company has received licensing revenue of $1,471,330.

     As of November 13, 2006, the Company had consolidated cash balances of $1,038,381, which, we believe is sufficient to meet our short-term needs. However, the Company may need additional capital to continue to develop and expand.

Quantitative and Qualitative Disclosures About Market Risk

     The Company has not issued or invested in financial instruments or derivatives for trading or speculative purposes. The Company did maintain foreign bank accounts denominated in Japanese Yen in the fiscal quarter of March 31, 2005, but no longer maintains these accounts. The Company is not actively involved in the trading of foreign currency and fluctuations in currency exchange rates have had no material impact. Although the Company is involved in the sales of its products to the Asian markets, all products are priced in United States Dollars and, as such, sales are not subject to material foreign currency exchange rate risk.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our internal disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

     The quarterly review process in fiscal 2005 and the audit of our June 30, 2004 consolidated financial statements revealed a need for stronger controls over our financial reporting system. Improvements needed related to a general lack of accounting staff. During the bankruptcy period, the Company utilized a consultant for its accounting and financial reporting system. As a result, certain controls were limited. When the Company emerged from bankruptcy, we responded to these concerns by hiring a full time Chief Financial Officer.

     Our management, including our Chief Executive Officer and former Chief Financial Officer, Van Tran, does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     During the 1995 - 1997 bankruptcy, the Company sought an investment group to assist funding the $2,000,000 under the Plan of Reorganization approved by the Bankruptcy Court in 1997. In the intervening years, various investment groups attempted to help the Company fund this required investment. Partial funding received from these investment groups were settled through stock issuances by the Company. One of these former investment groups made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding their efforts to secure such funding on behalf of the Company. Management believes it has appropriately reflected the activity with these investment groups in the accompanying condensed consolidated financial statements. Management further feels these claims were settled in the bankruptcy. Due to uncertainties, however, it is at least reasonably possible that claims will be asserted and/or pursued. The ultimate outcome of these claims, if asserted and/or pursued, cannot presently be determined.

     On June 30, 2000, we were served as a defendant in the matter of Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California. This suit was brought by a shareholder and former director of the Company against Veritec and various individuals claiming that certain corporate actions were taken without proper authority of the Company's Board of Directors and/or contrary to the Plan of Reorganization the Company filed and completed under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the 1990's. The complaint seeks equitable relief to set aside the issuance of Series H preferred stock (now converted into common stock) issued to The Matthews Group that was authorized by the previous approved bankruptcy reorganization plan in 1999, to prevent The Matthews Group from voting its stock at any meetings of stockholders and to remove certain of the individual defendants as directors of the Company. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. The case has lingered without prosecution. Consequently, management is not able to express an opinion on the likely outcome.

     On January 10, 2002, Veritec initiated arbitration against Mitsubishi in Los Angeles, California, alleging breach of contract, trade secret misappropriation and interference with business opportunities; seeking several million dollars in compensatory damages, punitive damages, legal fees and accrued interest. Mitsubishi counterclaimed on similar grounds and sought to enjoin Veritec's use of the Error Detection and Correction Technology which Mitsubishi claimed as its sole and separate property. Evidentiary hearings were conducted from the later part of August through September 4, 2004. On February 15, 2005, Veritec received notice from the International Court of Arbitration that it awarded Mitsubishi a total of $8,174,518 in monetary damages and enjoined Veritec's use or sale of the Error Detection and Correction Technology it deemed to be the sole property of Mitsubishi. As a result, on February 28, 2005, Veritec filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota. On December 16, 2005, the Bankruptcy Court converted Veritec's Chapter 11 case in bankruptcy to a Chapter 7 and the Bankruptcy Court ordered all assets of the Company to be turned over to the control of the Trustee.

     In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement whereby, in exchange for $300,000, a license to utilize Veritec's VeriCode(R) Technology, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, Mitsubishi waived its right to the $8,174,518 and granted Veritec a license to use the Mitsubishi Error Detection and Correction Technology. In light of the Settlement Agreement entered into with Mitsubishi, on March 8, 2006, the Bankruptcy Court ruled in favor of reconverting Veritec's case in bankruptcy back to one under Chapter 11 of the Bankruptcy Code. Veritec's Third Amended Plan of Reorganization was formally filed with the Court on March 13, 2006. In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree Closing the Chapter 11 case in its entirety. Although not reflected in the Condensed Consolidated Financial Statements appearing in this Form 10-QSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

     VCode joined with VData as Plaintiffs in patent enforcement litigation filed on October 25, 2004, against Adidas America, Inc., Adidas Solomon AG, Advanced Micro Devices, Inc., Boston Scientific Corporation, Stamps.com and Hitachi Global Storage Technologies (Thailand) Ltd., in the United States District Court for the District of Minnesota. Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific and Stamps.com filed Counterclaims in those actions. All Defendants have since settled and entered into licensing agreements for use of the technology under the Company's patents.

     VCode joined with VData as Plaintiffs in patent enforcement litigation filed on September 8, 2005, against Mitsubishi Corporation in the United States District Court for the District of Minnesota, alleging violations of the Company's patents. This matter was dismissed as a part of the Settlement Agreement with Mitsubishi described above.

     VCode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company's patents. US Bank National Association has entered into an licensing agreement with the Company and the case as to that defendant was dismissed as well as the case against Sato Corporation. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.

     On January 26, 2006, Hartz Mountain Corporation, in response to a notice of infringement sent to it by VData, filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of New Jersey, Case No. 06-0396 (JAP). Amongst other remedies the action sought a ruling from the Court that the Company's 4,924,078, 5,331,176 and 5,612,524 patents were not enforceable against Hartz Mountain and its related companies. The Company has been advised by legal counsel that the preemptive filing of a Declaratory Judgment action is commonplace in the enforcement areas of patent law and practice. The Company joined VData with the filing of a cross complaint against Hartz Mountain seeking amongst other remedies, monetary damages for past infringement and future use of the knowledge learned from the Company's patents. Hartz Mountain entered into a licensing agreement with VData and the Company whereupon Hartz Mountain dismissed its action for Declaratory Judgment and VData and the Company dismissed their actions against Hartz Mountain.

     On March 13, 2006, in response to notices of infringement sent to their customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that the Company's 5,612,524 patent is not enforceable against Cognex Corporation and its customers. Presently, the Company is conferring with VData and the legal counsel retained by VData to defend against this action. Due to the recent nature of the case, only jurisdictional and procedural issues have been litigated and a responsive pleading on behalf of VData and the Company has not yet been filed. The Company cannot render an opinion at this time with respect to the outcome of these actions.

     On March 22, 2006, the United States Patent and Trademark Office granted an application made for an Ex Parte Reexamination of the Company's 5,612,524 patent. The Company is conferring with VData, and counsel retained by VData, to file the Company's reply to the applicant's submission. Due to the recent nature of this matter, a response on behalf of VCode has not been filed with the United States Patent and Trademark Office. The Company has been advised by legal counsel that a preemptive filing of such a request for Ex Parte Reexaminations is commonplace in the enforcement areas of patent law and practice. The Company is confident in its patent but cannot render an opinion at this time with respect to the outcome of the reexamination. However, not all claims of the patent have been challenged and the Company believes that a determination adverse to the patent would not be detrimental to the Company's ability to market its products, but could be detrimental to collection of licensing fees based upon this patent.

     On May 23, 2006, VCode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants' Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company's patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case as to those defendants have been dismissed. Aetna, Inc., and Merchants' Credit Guide Co., have filed responsive pleadings in the action. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.

     On September 5, 2006, an application was made for an Ex Parte Reexamination of the Company's 4,924,078 patent. The Company is awaiting a determination from the United States Patent and Trademark Office if it will grant reexamination on the Application. The Company has conferred with VData, and the legal counsel retained by VData, to file the Company's reply to the applicant's submission should it be granted. Due to the recent nature of this matter, a response on behalf of VCode is not yet required. The Company is confident in its patent but cannot render an opinion at this time with respect to the outcome of the reexamination. However, the Company believes that a determination adverse to the patent would not be detrimental to the Company's ability to market its products, but could be detrimental to collection of licensing fees based upon this patent.

SEC Reporting Obligations

     We are subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the 1934 Act), which, among other things, requires the filing of quarterly and annual reports and proxy materials with the Securities and Exchange Commission (the SEC). Prior to September 1999 and periodically thereafter, we did not comply with several filing requirements. To our knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with our prior reporting violations. However, there can be no assurance that we will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, we may be subject to penalties, including among other things, suspension of trading in our securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1933 Act, injunctive relief to prevent future violations and/or criminal prosecution.

Item 1A. Risk Factors

Risk Factors

Investing in our Company entails substantial risk. In addition to the other risks and uncertainties discussed herein or available from outside sources, a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by forward-looking statements of the Company set forth within the body and Exhibits hereof include amongst other things:

General Factors

We Have a History of Operating Losses

We have a history of operating losses that were a substantial factor in the Company having been twice placed in bankruptcy. Once from October 1995 through October 1999 and again from February 2005 through August 2006. To halt the continuation of these losses, we are developing new products, entering new markets and developing strategic alliances to grow revenue. There can be no assurance that we will be successful in these efforts, and even if we are, whether we can become profitable.

Loss of the Services of Key Employees Could Harm Our Operations

The Company's performance depends on the talents and efforts of our key management and technical employees. The loss of certain key individuals could diminish our ability to maintain relationships with current and potential customers or to meet development and implementation schedules for existing technology and the technology that the Company intends to introduce in the future. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical and managerial personnel. If we fail to attract or retain these key individuals in the future, our business could be disrupted.

Continuing Licensing Revenues from Acacia and Intellectual Property

The Company is dependent on Acacia for a significant portion of its revenue. In the event of an adverse determination either with regard to the Patent Reexaminations or the Declaratory Judgment being sought by Cognex, our future ability to obtain licensing fees for the 4,924,078 and 5,612,524 patents could cease.

In addition to Cognex, future challenges of our intellectual property could be made by other claimants. Our business would be materially impacted in the event such claims are raised and ruled against us.

Competition in the Asian Market

The Company currently relies heavily on its sales to the Asian markets. The cross-licensing agreement we executed with Mitsubishi that allowed for our emergence from bankruptcy and rights to use of the Mitsubishi Error Detection and Correction Technology, gave Mitsubishi a license to our VeriCode(R) Technology that may result in increased competition. Competition in the Machine Readable Information and symbology sector, coupled with the strain on our relationships with our licensees and distributors while we were in bankruptcy may impact future sales.

Dependence on The Matthews Group

The Company has traditionally been dependent on The Matthews Group for its financial support. Management does not believe additional monies above the stock subscription obligation will be required in the immediate future. However additional capital may be required at some future point. The Company cannot guarantee going forward that The Matthews Group will continue to provide additional funding.

Ability to Obtain Access to Capital

Due to the Company's prior bankruptcies and history of losses, the Company's ability to raise funds, whether from lending, selling stock, or other sources, may be difficult to achieve. The Company may need to raise additional capital for the development or marketing of new products. If the Company can not raise such capital, or if the cost of such capital is too high, we may be unable to successfully develop and launch new products.

Effect of the Bankruptcy

The Company having been in bankruptcy has made it difficult for the Company to establish new trade credit relationships with both vendors and customers. Although the Company believes it will restore its credibility going forward, the lack of trade credit could substantially impair the Company's ability to grow and implement its plans.

Competition

Our VeriCode(R) and VSCode Matrix Symbologies compete with alternative machine-readable codes such as conventional bar code systems, including UPC, EAN Code 39 and Code 49; and, alphanumeric systems such as OCR-A, OCR-B, PDF-417, Data Matrix and many others. Competitors offering alternative symbologies include numerous well capitalized private and publicly traded companies who offer a wide variety of bar code systems and solutions, as well as, alternative product solutions such as Radio Frequency Identification (RFID) and Global Positioning Satellite (GPS) technology. Our competitors include but are not limited to: Intermec (NYSE: IN); Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI); Symbol Technologies (NYSE: SBL); and, Zebra Technologies Corporation (NASDAQ: ZBRA). These companies have more resources than the Company, already have a strong customer base, and their products are widely used in the market place. Competition from such companies may further reduce the future level of demand for the Company's products and/or the Company's future margins of profit.

General Conditions Beyond the Companies Control

The general economic condition of the United States and other regions of the world, work disruptions, labor negotiations both at the Company and with our licensees and distributors, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other economic events all to varying degrees do, could and would have an effect upon the Company some of which could be a material adverse impact.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information

          None.

Item 6. Exhibits

     A list of exhibits included as part of this Form 10-QSB is set forth in an
Exhibit Index that immediately precedes the exhibits.

Signatures.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB for the quarter ended March 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2006.

                                        Veritec, Inc.


                                        /s/ Van Thuy Tran
                                        ----------------------------------------
                                        Van Thuy Tran, Chief Executive Officer


                                        /s/ Gerald Fors
                                        ----------------------------------------
                                        Gerald Fors, Chief Financial Officer

EXHIBIT INDEX

31. CEO/CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

32. Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*99.1 Press Release issued by the Registrant on February 16, 2005, announcing the adverse ruling against Veritec, Inc., by the International Court of Arbitration, awarding a monetary judgment in favor of Mitsubishi Corporation of approximately $8.1 Million; and, enjoining Veritec from further violations of Mitsubishi's EDAC copyright (filed as Item 9.01
      Exhibit 99.1 to Veritec's Form 8-K filed on February 17, 2005 and incorporated herein by reference)

*99.2 Notice of the Registrant having filed on February 28, 2005, a Petition for Relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Minnesota (Case Number 05-31119) (filed as Item 1.03 Bankruptcy or Receivership to Veritec's Form 8-K filed February 28, 2005 and incorporated herein by reference)

*99.3 Notice of the Registrant's case in Bankruptcy being converted to Chapter 7 of the United States Bankruptcy Code (Case Number 05-31119) (filed as Item
      1.03 Bankruptcy or Receivership to Veritec's Form 8-K filed December 19, 2005 and incorporated herein by reference)

*99.4 Notice of the Registrant's case in Bankruptcy being reconverted to Chapter
      11of the United States Bankruptcy Code (Case Number 05-31119) (filed as
      Item 1.03 Bankruptcy or Receivership to Veritec's Form 8-K filed March 10, 2006 and incorporated herein by reference)

*99.5 Notice of the Registrant's Third Amended Plan of Reorganization being confirmed by the United States Bankruptcy Court (Case Number 05-31119) (filed as Item 1.03 Bankruptcy or Receivership and Item 9.01 Financial Statements with attached Exhibit 2.1 Order and Notice Confirming Plan and Fixing Time Limits, dated April 26, 2006; Exhibit 2.2 Debtor's Third Modified Plan of Reorganization with Settlement Agreement; and, Exhibit
      99.1 Unaudited balance sheet of registrant at April 26, 2006, to Veritec's Form 8-K filed May 01, 2006 and incorporated herein by reference)

*99.6 Notice of the Registrant's receipt of "Order and Final Decree Closing
      Chapter 11 Case" from the United States Bankruptcy Court (Case Number 05-31119) (filed as Item 1.03 Bankruptcy or Receivership and Item 8.01 Other Events identifying the Press Release issued announcing the same, to Veritec's Form 8-K filed August 11, 2006 and incorporated herein by reference)

     With respect to the documents incorporated by reference to this Form 10-QSB, Veritec's Commission File Number is 0-15113.

*    As Previously Filed