Form 10KSB
period 2005-06-30
VERITEC INC
filed 2006-11-15
CIK 773318

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                           Commission File No. 0-15113

                                  VERITEC, INC.
              (Exact name of small business issuer in its charter)

                  Nevada                                          95-3954373
     (State or Other Jurisdiction of                            (IRS Employer
      Incorporation or Organization)                         Identification No.)

2445 Winnetka Avenue No. Golden Valley, MN                          55427
 (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code: 763-253-2670

Securities registered under
   Section 12(b) of the Act:               None

Securities registered under
   Section 12(g) of the Act:   Common stock, $.01 par value
                                     (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Revenues for the year ended June 30, 2005 were $1,617,498.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, computed by reference to the average bid price of the common stock on June 30, 2005, was approximately $2,996,130.

Number of shares outstanding as of June 30, 2005 was: 15,078,598.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X].

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB for the period ended June 30, 1999 is hereby incorporated by reference.

        THIS DOCUMENT CONSISTS OF 49 PAGES, INCLUDING THE EXHIBIT PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 45.

                                  VERITEC, INC.

                                   FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I ..............................................................          4

           FORWARD - LOOKING STATEMENTS .............................          4

   ITEM 1  DESCRIPTION OF BUSINESS ..................................          4

   ITEM 1A RISK FACTORS .............................................         10

   ITEM 2  DESCRIPTION OF PROPERTY ..................................         12

   ITEM 3  LEGAL PROCEEDINGS ........................................         12

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......         15

PART II .............................................................         15

   ITEM 5  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
           SECURITIES ...............................................         15

   ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION ................................................         16

   ITEM 7  FINANCIAL STATEMENTS .....................................         19

   ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES .....................         40

   ITEM 8A CONTROLS AND PROCEDURES ..................................         40

   ITEM 8B OTHER INFORMATION ........................................         41

PART III ............................................................         41

   ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION
           16 (a) OF THE EXCHANGE ACT ...............................         41

   ITEM 10 EXECUTIVE COMPENSATION ...................................         42

   ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...............         42

   ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE ....................................         43

   ITEM 13 EXHIBITS .................................................         45

   ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES ...................         46

   SIGNATURES .......................................................         46

                                     PART I

     FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent expectations and beliefs concerning a company's outlook, future economic events, future performance and attainment of future goals and are based on information available on the date of the filing, and are subject to various risks and uncertainties.

     The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made) contain statements that are forward-looking and actual results may materially differ from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties readers are urged to consider statements using the terms "anticipates" "belief", "believes", "can", "intends", "may", "plans", "shall", or "will", and similar expressions to be uncertain and forward-looking. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and accordingly, such results may materially differ from those expressed as our desired outcome, goal, or result.

We undertake no obligation to update any forward-looking statements to reflect events or circumstances that may arise after the date hereof unless specifically required by the filing requirements of the Securities and Exchange Act as amended or, the Regulations promulgated thereunder.

     ITEM 1 DESCRIPTION OF BUSINESS

     (a) General Development of Business

The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiaries, Veritec Iconix Ventures, Inc. (VIVI-USA; inactive and dissolved in May 2004), Veritec Iconix Ventures, Inc., (VIVI-Japan; a Japanese company, discontinued April 2005) and VCode Holdings, Inc. (VCode).

Veritec was incorporated in the State of Nevada on September 8, 1982 for the purpose of development, marketing and sales of a line of microprocessor based encoding and decoding system products that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176 and 5,612,524. As more fully described below, these patents are the property of VCode.

In 1995, an involuntary proceeding under Chapter 7 of the United States Bankruptcy Code was commenced against us. The proceeding was subsequently converted to a Chapter 11 proceeding and a plan of reorganization was confirmed on April 23, 1997. The plan was completed, the trustee was discharged, and the case closed on October 13, 1999. Further information with respect to the bankruptcy proceeding is set forth in Item 3 of the Annual Report on Form 10-KSB filed by us for the year ended June 30, 1999, which report is incorporated herein by reference.

In 1999, we moved from our previous location in California to a suburb of Minneapolis, Minnesota. After moving to Minnesota, engineering efforts were focused on converting the DOS based operating system to both Windows and UNIX operating platforms, further augmenting the number of computers with which our technology works.

In January 2002, Veritec initiated arbitration in the International Court of Arbitration of the International Chamber of Commerce in Los Angeles, California, against Mitsubishi Corporation (Mitsubishi), alleging five causes of action arising out of various contracts and business dealings. Mitsubishi counterclaimed and arbitration commenced.

In February 2002, as part of our objective to increase sales in Asia, we acquired 50% ownership of VIVI-USA. The other 50% of VIVI-USA was acquired by The Matthews Group, a related party. In April 2002, VIVI-USA acquired VIVI-Japan. In June 2003, we acquired The Matthews Group's 50% interest in VIVI-USA bringing our ownership of VIVI-USA and VIVI-Japan to 100%.

In June 2003, we sold VIVI-Japan's textile customer to Com Techno Alpha Inc. (Com Techno), a Japanese corporation, for:

     - 8,100,000 yen to be paid at a rate of 225,000 yen per month for thirty-six months ($67,782 and $1,883 respectively in U.S. dollars).

     - 120,000 shares of Veritec's common stock (subsequently returned and cancelled).

Yoshihiro Tasaka, the principal of Com Techno, is a former employee and officer of VIVI-Japan. The agreement provided for acceleration of payments to be received for each sale of a Tuft Controller by Com Techno to this customer.

In November 2003, Veritec formed VCode to which it assigned United States patents 4,924,078, 5,331,176 and 5,612,524, together with all corresponding patent applications, foreign patents, foreign patent applications, and all continuations, continuations in part, divisions, extensions, renewals, reissues and re-examinations. VCode in turn entered into an Exclusive License Agreement with VData, LLC (VData), an Illinois limited liability company unrelated to Veritec. The purpose of the Exclusive Licensing Agreement was to allow VData to pursue enforcement and licensing of the patents against parties who wrongfully exploit the technology of such patents. VData is the wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG) (collectively Acacia). The Exclusive License Agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of VData, with the parties sharing in the net proceeds, as specified under the terms of the agreement, arising from enforcement or licensing of the patents.

In January 2004, the Mitsubishi arbitration continued with Veritec proceeding on two claims against Mitsubishi (tortuous interference with prospective business opportunities and termination of a licensing agreement); and, Mitsubishi proceeded on various claims against Veritec for trade secret misappropriation and copyright infringement based upon the Error Detection and Correction Technology functionality utilized by Veritec, together with, assorted breach of contract claims. After three days the hearing was suspended because of procedural irregularities.

In May 2004, VIVI-USA was dissolved and VIVI-USA's investment in VIVI-Japan was transferred to Veritec.

In February 2005, an adverse ruling was made against Veritec and in favor of Mitsubishi resulting in a monetary award of $8,174,518 to Mitsubishi and enjoining Veritec and by extension Veritec's customers from the future use or sale of what was ruled as Mitsubishi's Error Detection and Correction Technology. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) for the District of Minnesota on February 28, 2005.

In April 2005, the Company discontinued the VIVI-Japan operations due to continuing losses and the Company's financial condition. Mr. Masayuki Kuriyama, the former operations manager of VIVI-Japan, was assigned the right to utilize the VIVI-Japan name without liability to Veritec.

In December 2005, the Bankruptcy Court converted the Chapter 11 proceeding to Chapter 7 of the Bankruptcy Code. Under Chapter 7, Veritec would be liquidated and the shareholders would not receive anything upon liquidation.

Veritec's Third Amended Plan of Reorganization, with proof of acceptability of its provisions by Mitsubishi and the majority of the other classes of creditors, was submitted to the Bankruptcy Court with a motion requesting reconversion of Veritec's case in bankruptcy to Chapter 11. This motion and related order was approved in March 2006. On March 13, 2006, the order was executed subject only to approval of the majority of creditors and shareholders of record, which was subsequently obtained.

Upon execution of the order, Veritec once again became a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court. In general, as a debtor-in-possession, Veritec was authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. Although not reflected in the Consolidated Financial Statements appearing in this Form 10-KSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

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

     (b) Nature of Business

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

     Patents

United States Patent No. 4,924,078 was issued on May 8, 1990 on our founders' application filed November 25, 1987. United States Patent No. 5,612,524 is a continuation of the 4,924,078 patent. U.S. Patent No. 5,331,176 was issued on July 19, 1994 on our founders' application filed on April 10, 1992. Veritec has filed for additional U.S. patents related to novel uses of the Matrix Symbologies. The Company holds the following European Patents: Germany Patent No. 69033621.7; French and Great Britain Patent No. 0438841.

     Trademarks

We have filed applications to register the trademark "VeriSecure" in the United States. We have also filed applications to trademark "VSCode" in the following countries: Australia, Taiwan, South Korea, Singapore, Japan, China, and Vietnam. In addition we have filed applications to register VeriCode(R) in the following countries: China, Singapore, Vietnam, and Australia. We have registered trademarks for VeriCode(R) in the United States, Taiwan and South Korea. The Company uses the following trademarks VeriWrite(C), VeriRead(C), VSWrite(C) and VSRead(C).

     Seasonality

We have not historically experienced seasonality.

     Major Customers

During the fiscal year ended June 30, 2005, two foreign customers and two United States based customers accounted for 77% of our revenues. Our largest customers have distribution facilities in Korea, Japan and Taiwan. During the fiscal year ended June 30, 2004, three foreign and one United States based customer accounted for 82% of our revenues.

     Engineering, Research and Development

As of June 30, 2005, Veritec employed two full-time engineers and five consultants in its engineering, research and development department. Despite the fact that we were trying to improve our products and to develop new ones, with the Company in bankruptcy we had to curtail these efforts. Since emerging from bankruptcy we now employ three full-time engineers and have resumed our research and development efforts.

     Competition

The "symbology" business is intensely competitive. The Company is presently under capitalized and recently emerged from bankruptcy. Consequently, there can be no assurance that the Company will be able to successfully compete in the "symbology" business.

Our VeriCode(R) and VSCode Matrix Symbologies compete with alternative machine-readable codes such as conventional bar code systems, including UPC, EAN Code 39 and Code 49; and alphanumeric systems such as OCR-A and OCR-B. Competitors offering alternative symbologies include numerous well capitalized publicly traded companies who offer a spectrum of bar code related systems including Symbol Technologies (NYSE: SBL); Zebra Technologies Corporation (NASDAQ: ZBRA); and Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI).

The "DataMatrix" two-dimensional bar code is an established competitor to the VeriCode(R). The DataMatrix code was popularized by Robotic Vision Systems, Inc., which declared the DataMatrix symbol to be "in the public domain." In contrast, our VeriCode(R) Symbol and technology are protected by various U.S. and European patents and our software source codes are proprietary and protected by copyright.

Veritec believes that while many potential customers and users of symbology prefer to use a system that is believed to be in the public domain with open source code software applications, we believe that other companies, especially those requiring high security encoding and decoding capability will prefer to purchase "closed" or proprietary systems. Our technology may be the technology of choice for these potential customers.

Moreover, because of the high data density of the Company's VSCode and its ability to provide error free reading in low contrast applications, we believe the other 2-Dimensional symbols are not capable of competing in these applications. However, new codes may be developed in the future that could.

     Environmental Compliance

We believe that we are in compliance with all current federal and state environmental laws.

     Employees

As of June 30, 2005, inclusive of the two full-time engineers employed by the Company in its engineering, research and development department as described above, the Company employs seven full-time employees and one part-time employee compared to eight full-time employees and no part-time employees in 2004. In addition, the Company retained five consultants to provide specific services related to various projects and specific needs throughout the year. The Company continually evaluates the need for the hiring of qualified personnel.

     Financial Information about Geographic Areas

Foreign revenues accounted for 63% of the Company's revenue in fiscal year 2005 compared to 85% in fiscal year 2004. To date our revenues are concentrated in Japan, Korea and Taiwan.

     Available Information

The public may read and copy any materials Veritec has filed with the United States Bankruptcy Court for the District of Minnesota at Room 301 U.S. Courthouse, 300 South Fourth Street, Minneapolis, Minnesota 55415, attention Ms. Lori Vosejpke, Bankruptcy Clerk (612) 664-5200.

The public may read and copy any materials we have filed with the Securities Exchange Commission (SEC) at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file reports with the SEC. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov; or, by accessing www.freeedgar.com; and other Internet based financial service providers. Other information about us can be found at our website, www.veritecinc.com and by contacting the Company at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427 (763) 253-2670.

     ITEM 1A RISK FACTORS

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

     ITEM 2 DESCRIPTION OF PROPERTIES

We lease approximately 3,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427, which serves as our primary place of business. This lease is with Van Thuy Tran, a director and chief executive officer of the Company. Our lease requires monthly payments of $3,150 and runs through June 30, 2007.

As of June 30, 2005, Veritec was leasing on a month-to-month basis, a single-family residence located at 10310 -39th Avenue North, Plymouth, Minnesota to house visitors and consultants versus the high cost of hotel lodging. Our lease requires a monthly payment of $1,500. The residence is owned by Larry Johanns, a principal of The Matthews Group.

     ITEM 3 LEGAL PROCEEDINGS

During the 1995-1997 bankruptcy, the Company sought an investment group to assist in funding the $2,000,000 under the Plan of Reorganization approved by the Bankruptcy Court in 1997. In the intervening years, various investment groups attempted to help the Company fund this required investment. Partial funding received from these investment groups was settled through stock issuances by the Company. One of these former investment groups made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding their efforts to secure funding on behalf of the Company. Management believes it has appropriately reflected the activity with these investment groups in the accompanying consolidated financial statements. Management further feels these claims were settled in the bankruptcy. Due to uncertainties, however, it is at least reasonably possible that claims will be asserted and/or pursued. The ultimate outcome of these claims, if asserted and/or pursued, cannot presently be determined.

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

In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement whereby, in exchange for $300,000, a license to utilize Veritec's VeriCode(R) Technology, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, Mitsubishi waived its right to the $8,174,518 and granted Veritec a license to use the Mitsubishi Error Detection and Correction Technology. In light of the Settlement Agreement entered into with Mitsubishi, on March 8, 2006, the Bankruptcy Court ruled in favor of reconverting Veritec's case in bankruptcy back to one under Chapter 11 of the Bankruptcy Code. Veritec's Third Amended Plan of Reorganization was formally filed with the Court on March 13, 2006. In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree Closing the Chapter 11 case in its entirety. Although not reflected in the Consolidated Financial Statements appearing in this Form 10-KSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

VCode joined with VData as Plaintiffs in patent enforcement litigation filed on October 25, 2004, against Adidas America, Inc., Adidas Solomon AG, Advanced Micro Devices, Inc., Boston Scientific Corporation, Stamps.com, and Hitachi Global Storage Technologies (Thailand) Ltd. in the United States District Court for the District of Minnesota. Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific, and Stamps.com filed Counterclaims in those actions. All Defendants have since settled and entered into licensing agreements for use of the technology under the Company's patents.

VCode joined with VData as Plaintiffs in patent enforcement litigation filed on September 8, 2005, against Mitsubishi Corporation in the United States District Court for the District of Minnesota alleging violations of the Company's patents. This matter was dismissed as a part of the Settlement Agreement with Mitsubishi described above.

VCode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation, and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company's patents. US Bank National Association has entered into a licensing agreement with the Company and the case as to that defendant was dismissed as well as the case against Sato Corporation. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.

On January 26, 2006, Hartz Mountain Corporation, in response to a notice of infringement sent to it by VData, filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of New Jersey. Amongst other remedies the action sought a ruling from the Court that the Company's 4,924,078, 5,331,176 and 5,612,524 patents were not enforceable against Hartz Mountain and its related companies. The Company has been advised by legal counsel that the preemptive filing of a Declaratory Judgment action is commonplace in the enforcement areas of patent law and practice. The Company joined VData with the filing of a cross complaint against Hartz Mountain seeking amongst other remedies, monetary damages for past infringement and future use of the knowledge learned from the Company's patents. Hartz Mountain entered into a licensing agreement with VData and the Company whereupon Hartz Mountain dismissed its action for Declaratory Judgment and VData and the Company dismissed their actions against Hartz Mountain.

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

On May 23, 2006, VCode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants' Credit Guide Co., The Allstate Corporation and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company's patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants' Credit Guide Co., have filed responsive pleadings in the action. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.

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

     SEC Reporting Obligations

We are subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the 1934 Act), which, among other things, requires the filing of quarterly and annual reports and proxy materials with the Securities and Exchange Commission (the SEC). Prior to September 1999 and periodically thereafter, we did not comply with filing requirements. To our knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with our prior reporting violations. However, there can be no assurance that we will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, we may be subject to penalties, including among other things, suspension of trading in our securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1933 Act, injunctive relief to prevent future violations, and/or criminal prosecution.

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters where submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter. An annual report will not be issued to our shareholders for the period ended June 30, 2005.

                                     PART II

     ITEM 5 MARKET COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Market Information

Our common stock is traded in the over-the-counter market. Quotations are available on the OTC Pink Sheets. The common shares are not traded or quoted on any automated quotation system. The OTC Pink Sheet Symbol for our common stock is "VRTC.PK". The following table sets forth the range of high and low bid quotes of our common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

                     Fiscal 2005   Fiscal 2004
Market Price Range   -----------   -----------
of Common Stock       High   Low    High   Low
------------------    ----   ---    ----   ---
Quarter Ended
September 30           .90   .25     .90   .25
December 31           1.90   .33     .50   .17
March 31              2.95   .14     .51   .25
June 30                .75   .32     .75   .25

     Shareholders

As of September 30, 2006, there were approximately 803 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).

     Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.

     Current Sales of Unregistered Securities

None

     ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Results of Continuing Operations - June 30, 2005 compared to June 30, 2004

We had a net loss from continuing operations of $9,092,625 in the fiscal year ended June 30, 2005 compared to a net loss from continuing operations of $16,115 in the fiscal year ended June 30, 2004. The 2005 loss takes into account recognition of the arbitrators award in favor of Mitsubishi in the amount of $8,174,518, substantial increases in expenses for legal fees, and declining sales as attention was diverted from continuing operations to the Mitsubishi Arbitration and, thereafter, to matters related to the Company filing its petition in Bankruptcy on February 28, 2005.

     Results of Discontinued Operations - June 30, 2005 compared to June 30,
2004

We had a net loss from discontinued operations of $306,688 in the fiscal year ended June 30, 2005 compared to a net loss from discontinued operations of $18,702 in the fiscal year ended June 30, 2004. The 2005 loss was due to a decline in revenue of $210,300 for fiscal 2005 from $395,313 in fiscal 2004, a decrease in gross profit percent to 26.2% in fiscal 2005 from 30.4% in fiscal 2004, and disposal costs.

     Revenues

Revenues from continuing operations declined from $2,568,640 for fiscal year ended June 30, 2004 to $1,617,498 for fiscal year ended June 30, 2005 or 37%. The decline in revenues was mainly in the Asian market and was attributed, in part, to the pending litigation with Mitsubishi.

     Operating Expenses

Operating expense of $10,631,261 for fiscal year ended June 30, 2005 was $8,307,737 or 358% higher than operating expense of $2,323,524 for fiscal year ended June 30, 2004. The Mitsubishi award of $8,174,518 accounts for 98% of the increase in operating expenses over the previous year.

     Other Income (Expenses)

Interest expense for the fiscal year ended June 30, 2005 was $60,035 or 43% lower than interest expense of $104,685 for the fiscal year ended June 30, 2004. This lower interest expense was the result of the payment or conversion of all notes payable and convertible notes to related party to either shares of common stock or applying as prepayments towards the stock subscription obligation throughout the fiscal year.

     Capital Expenditures and Commitments

During the fiscal year ended June 30, 2005, we made $23,693 in capital purchases compared to $6,980 in 2004. Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

     Liquidity

The Company has relied on The Matthews Group for funding. Through November, 2006, The Matthews Group has funded $1,666,082, including prepayments, of the original of $2,000,000 stock subscription receivable.

Related party indebtedness totaled $1,369,121 at June 30, 2004. In fiscal year 2005 this indebtedness, including additional accrued interest, was satisfied by reducing the prepayment on subscription receivable account for $411,782, payment of $50,000 of debt plus interest, and conversion of $965,134 into shares of common stock. As of June 30, 2005, there is no related party indebtedness.

In February 2005, Veritec filed for bankruptcy protection under Chapter 11 and in August 2006 emerged from bankruptcy. Although not reflected in the Consolidated Financial Statements appearing in this Form 10-KSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

As of June 30, 2005, the Company has recognized licensing revenue of $57,280 through its relationship with Acacia. The Company has received additional licensing revenue from Acacia of $1,414,050, of which, $769,267 and $644,783 was earned in fiscal years 2006 and 2007, respectively.

As of November 13, 2006, the Company had consolidated cash balances of $1,038,381, which, we believe is sufficient to meet our short-term needs. However, the Company may need additional capital to continue to develop and expand.

     Commitments and Contractual Obligations

The Company has an annual lease commitment of $37,800 that expires June 30, 2007.

     Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

     Critical Accounting Policies

Stock-Based Compensation:

The Company elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the effect on the Company's 2005 and 2004 net loss and net loss per common share would have been insignificant.

Accounting for Discontinued Operations:

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, which changed the requirements for reporting discontinued operations as well as changed the standards for reporting long-lived assets that have been disposed. Reporting of discontinued operations was originally under the provisions of APB No. 30. The FASB concluded that an expansion of those provisions was warranted so that more disposal situations would trigger the display of discontinued operations.

Under the provisions of SFAS No. 144, if a component of an entity is either classified as held-for-sale or has been disposed of during the period, the results of its operations are to be reported in discontinued operations, provided that both of the following conditions are met:

     a. The operations and cash flows of the component have been or will be removed from the ongoing operations of the entity as a result of the disposal transaction, and

     b. The entity will have no significant continuing involvement in the operations of the component after the disposal transaction.

The Company liquidated its VIVI-Japan operations in April 2005. Management believes that the conditions for reporting VIVI-Japan as a discontinued operation under the above requirements of SFAS No. 144 were appropriate.

Revenue Recognition:

The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" and related amendments. Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted, the customers do not have a right of refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

     ITEM 7 FINANCIAL STATEMENTS

                         VERITEC, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................    20
CONSOLIDATED BALANCE SHEETS..............................................    21
CONSOLIDATED STATEMENTS OF OPERATIONS....................................    22
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT.........................    23
CONSOLIDATED STATEMENTS OF CASH FLOWS....................................    24
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................    25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Veritec, Inc.
Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (Company) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company filed for bankruptcy protection on February 28, 2005, and emerged from bankruptcy on August 8, 2006 (Note 1). The Company is involved in various litigation matters, which could have a significant effect on the Company (Note
11).


/s/ Lurie Besikof Lapidus & Company, LLP
-----------------------------------------
Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota
November 13, 2006

                         VERITEC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2005 AND 2004

                                                                                2005           2004
                                                                            ------------   ------------
                                                                                            (Restated)
ASSETS

Current Assets:
   Cash                                                                     $    432,518   $    275,034
   Accounts receivables, net of allowance of $26,000 and $45,000                   2,958        917,120
   Inventories                                                                     6,693         20,730
   Prepaid expenses - other                                                        6,708          7,975
   Prepaid legal retainer                                                             --        100,000
   Discontinued operations - assets                                                   --        355,226
                                                                            ------------   ------------
      Total Current Assets                                                       448,877      1,676,085
Property and Equipment, net                                                       22,603          7,332
Software Costs, net of accumulated amortization of $200,000 and $186,666              --         13,334
                                                                            ------------   ------------
      Total Assets                                                          $    471,480   $  1,696,751
                                                                            ============   ============
LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities:
   Notes payable - related parties                                          $         --   $    390,000
   Convertible notes - related parties                                                --        747,374
   Accounts payable                                                            1,581,943      1,442,296
   Accrued expenses                                                              159,932        349,482
   Accrued expense - Mitsubishi litigation                                     8,174,518             --
   Discontinued operations - liabilities                                              --        350,577
                                                                            ------------   ------------
      Total Current Liabilities                                                9,916,393      3,279,729

Prepayment on Stock and Subscription Receivable                                  314,230         19,811
                                                                            ------------   ------------
      Total Liabilities                                                       10,230,623      3,299,540
                                                                            ------------   ------------
Commitments and Contingencies

Stockholders' Deficit:
   Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 and 76,000
      shares issued                                                                1,000         76,000
   Common stock, par value $.01; authorized 20,000,000 shares, 15,078,598
      and 7,071,849 shares issued                                                150,786         70,718
   Subscription receivable                                                      (560,176)      (717,717)
   Additional paid-in capital                                                 13,372,008     12,280,961
   Accumulated deficit                                                       (22,722,761)   (13,323,448)
   Cumulative translation adjustment                                                  --         10,697
                                                                            ------------   ------------
      Total Stockholders' Deficit                                             (9,759,143)    (1,602,789)
                                                                            ------------   ------------
      Total Liabilities and Stockholders' Deficit                           $    471,480   $  1,696,751
                                                                            ============   ============

                 See notes to consolidated financial statements

                         VERITEC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                                         2005         2004
                                                     -----------   ----------
                                                                   (Restated)
CONTINUING OPERATIONS
   Revenues                                          $ 1,617,498   $2,568,640
   Cost of Sales                                          37,339      157,927
                                                     -----------   ----------
   Gross Profit                                        1,580,159    2,410,713
                                                     -----------   ----------
   Operating Expenses:
      General and administrative                       2,283,781    2,248,040
      Sales and marketing                                 64,287       18,617
      Research and development                           108,675       56,867
      Mitsubishi litigation                            8,174,518           --
                                                     -----------   ----------
         Total Operating Expenses                     10,631,261    2,323,524
                                                     -----------   ----------
Operating Income (Loss) from Continuing Operations    (9,051,102)      87,189
                                                     -----------   ----------
   Other Income (Expense):
      Interest expense                                   (60,035)    (104,685)
      Interest income                                      8,808        1,681
      Other                                                9,704         (300)
                                                     -----------   ----------
         Total Other Income (Expense)                    (41,523)    (103,304)
                                                     -----------   ----------
         Loss from Continuing Operations              (9,092,625)     (16,115)
                                                     -----------   ----------
DISCONTINUED OPERATIONS
   Loss from Operations of VIVI-Japan                   (262,596)     (18,702)
   Loss on Disposal of VIVI-Japan                        (44,092)          --
                                                     -----------   ----------
         Loss from Discontinued Operations              (306,688)     (18,702)
                                                     -----------   ----------
NET LOSS                                             $(9,399,313)  $  (34,817)
                                                     ===========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                     11,042,212    7,074,767
                                                     ===========   ==========
LOSS PER COMMON SHARE
   Basic and Diluted -
      Continuing operations                          $     (0.82)  $       --
      Discontinued operations                              (0.03)          --
                                                     -----------   ----------
                                                     $     (0.85)  $       --
                                                     ===========   ==========

                 See notes to consolidated financial statements

                         VERITEC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                 Preferred Stock       Common Stock
                                -----------------  --------------------  Subscription
                                 Shares   Amount     Shares     Amount    Receivable
                                -------  --------  ----------  --------  ------------
BALANCE, June 30, 2003           76,000  $ 76,000   7,126,849  $ 71,268   $(860,326)

   Acquisition and
      retirement of shares
      at $.23 per share              --        --    (120,000)   (1,200)         --
   Exercise of option to
      purchase shares at
      $.23 per share                 --        --      15,000       150          --
   Issuance of common stock
      to settle liability at
      $.20 per share                 --        --      25,000       250          --
   Issuance of common stock
      for Board of Director
      fees at $.30 per share         --        --      25,000       250          --
   Imputed interest on
      subscription receivable        --        --          --        --     (79,614)
   Subscription receivable
      reduction                      --        --          --        --     222,223
   Foreign currency
      translation adjustments        --        --          --        --          --
   Net loss                          --        --          --        --          --
                                -------  --------  ----------  --------   ---------
BALANCE, June 30, 2004           76,000    76,000   7,071,849    70,718    (717,717)

   Conversion of preferred
      stock to common stock     (75,000)  (75,000)    750,000     7,500          --
   Conversion of notes
      payable at $0.10 per
      share to common stock          --        --   5,595,358    55,954          --
   Conversion of notes payable
      at $0.25 per shares to
      common stock                   --        --   1,622,391    16,224          --
   Employee stock bonus              --        --      39,000       390          --
   Imputed interest on
      subscription receivable        --        --          --        --     (64,681)
   Subscription receivable
      reduction                      --        --          --        --     222,222
   Foreign currency
      translation adjustments        --        --          --        --          --
   Net loss                          --        --          --        --          --
                                -------  --------  ----------  --------   ---------
BALANCE, June 30, 2005            1,000  $  1,000  15,078,598  $150,786   $(560,176)
                                =======  ========  ==========  ========   =========

                                 Additional                 Cumulative
                                  Paid-in     Accumulated  Translation  Stockholders'
                                  Capital       Deficit     Adjustment     Deficit
                                -----------  ------------  -----------  -------------
BALANCE, June 30, 2003          $12,212,447  $(13,288,631)  $   (581)   $(1,789,823)

   Acquisition and
      retirement of shares
      at $.23 per share             (26,400)           --         --        (27,600)
   Exercise of option to
      purchase shares at
      $.23 per share                  3,300            --         --          3,450
   Issuance of common stock
      to settle liability at
      $.20 per share                  4,750            --         --          5,000
   Issuance of common stock
      for Board of Director
      fees at $.30 per share          7,250            --         --          7,500
   Imputed interest on
      subscription receivable        79,614            --         --             --
   Subscription receivable
      reduction                          --            --         --        222,223
   Foreign currency
      translation adjustments            --            --     11,278         11,278
   Net loss                              --       (34,817)        --        (34,817)
                                -----------  ------------   --------    -----------
BALANCE, June 30, 2004           12,280,961   (13,323,448)    10,697     (1,602,789)

   Conversion of preferred
      stock to common stock          67,500            --         --             --
   Conversion of notes
      payable at $0.10 per
      share to common stock         503,582            --         --        559,536
   Conversion of notes payable
      at $0.25 per shares to
      common stock                  389,374            --         --        405,598
   Employee stock bonus              65,910            --         --         66,300
   Imputed interest on
      subscription receivable        64,681            --         --             --
   Subscription receivable
      reduction                          --            --         --        222,222
   Foreign currency
      translation adjustments            --            --    (10,697)       (10,697)
   Net loss                              --    (9,399,313)        --     (9,399,313)
                                -----------  ------------   --------    -----------
BALANCE, June 30, 2005          $13,372,008  $(22,722,761)  $     --    $(9,759,143)
                                ===========  ============   ========    ===========

                 See notes to consolidated financial statements

                         VERITEC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                                                     2005         2004
                                                                 -----------   ----------
                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(9,399,313)  $ (34,817)
   Discontinued operations                                           306,688      18,702
                                                                 -----------   ---------
   Loss from continuing operations                                (9,092,625)    (16,115)
   Adjustments to reconcile loss from continuing operations
      to net cash provided (used) by operating activities:
      Depreciation                                                     8,422       7,358
      Amortization of intangibles                                     13,334      40,000
      Stock issued for compensation                                   66,300       7,500
      Payroll applied to prepayment on subscription receivable        20,527          --
      Common stock retired from sale of textile customer                  --     (27,600)
      Changes in operating assets and liabilities from
         continuing operations:
         Accounts receivable                                         914,162    (752,863)
         Inventories                                                  14,037     (11,498)
         Prepaid expenses                                            101,267    (104,513)
         Accounts payables and accrued expenses                      323,972     825,869
         Accrued expense - Mitsubishi litigation                   8,174,518          --
                                                                 -----------   ---------
   Net cash provided (used) by operating activities from
      continuing operations                                          543,914     (31,862)
                                                                 -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING
   OPERATIONS
   Purchases of equipment                                            (23,693)     (6,980)
                                                                 -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING
   OPERATIONS
   Payments on notes payable - related parties                       (50,000)         --
   Proceeds from notes payable - related parties                          --     305,000
   Payments on long-term debt                                             --      (5,000)
   Proceeds from exercise of stock option                                 --       3,450
                                                                 -----------   ---------
   Net cash provided (used) by financing activities from
      continuing operations                                          (50,000)    303,450
                                                                 -----------   ---------
DISCONTINUED OPERATIONS
   Net cash provided (used) by operating activities                 (209,414)    265,319
   Net cash provided (used) by investing activities                   30,114    (121,023)
   Net cash used by financing activities                            (122,740)   (112,023)
                                                                 -----------   ---------
   Net cash provided (used) by discontinued operations              (302,040)     32,273
                                                                 -----------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (10,697)    (21,878)
                                                                 -----------   ---------
NET INCREASE IN CASH                                                 157,484     275,003
CASH AT BEGINNING OF YEAR                                            275,034          31
                                                                 -----------   ---------
CASH AT END OF YEAR                                              $   432,518   $ 275,034
                                                                 ===========   =========

                 See notes to consolidated financial statements

                         VERITEC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company

     The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiaries, Veritec Iconix Ventures, Inc. (VIVI-USA; inactive and dissolved in May 2004), Veritec Iconix Ventures, Inc. (VIVI-Japan; a Japanese company, discontinued April 2005) and VCode Holdings, Inc. (VCode).

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

     The Company's core business is the sale of its Multi-Dimensional Matrix Symbology together with its proprietary software products for the writing and reading thereof. Veritec owned two wholly owned subsidiaries: (1) VIVI-Japan, a corporation established under the laws of Japan with its principal place of business located in Osaka, Japan; and, (2) VCode, a Minnesota corporation with offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427.

          VIVI-Japan: VIVI-Japan was actively engaged in the development and marketing of unique applications of Veritec products within Japan and Asia. VIVI-Japan was discontinued in April 2005.

          VCode: In November 2003, Veritec formed VCode to which it assigned United States patents 4,924,078, 5,331,176 and 5,612,524, together with all corresponding patent applications, foreign patents, foreign patent applications, and all continuations, continuations in part, divisions, extensions, renewals, reissues and re-examinations. VCode in turn entered into an Exclusive License Agreement with VData, LLC (VData), an Illinois limited liability company unrelated to Veritec. The purpose of the Exclusive Licensing Agreement was to allow VData to pursue enforcement and licensing of the patents against parties who wrongfully exploit the technology of such patents. VData is the wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG) (collectively Acacia).

          The Exclusive License Agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of VData, with the parties sharing in the net proceeds, as specified under the terms of the agreement, arising from enforcement or licensing of the patents.

     Bankruptcy Considerations

     In February 2005, an adverse ruling was made against Veritec and in favor of Mitsubishi Corporation (Mitsubishi), resulting in a monetary award of $8,174,518 to Mitsubishi and enjoining Veritec and by extension Veritec's customers from the future use or sale of what was ruled as Mitsubishi's Error Detection and Correction Technology. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) for the District of Minnesota, on February 28, 2005.

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

     In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of all disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. Although not reflected in these Consolidated Financial Statements, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

     Veritec had not filed any reports required under the Securities Act Exchange Act of 1934 while in Bankruptcy. Veritec is in the process of filing past due reports.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Veritec, VIVI-Japan, VIVI-USA and VCode. All inter-company transactions and balances were eliminated in consolidation.

     Accounting for Discontinued Operations

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, which changed the requirements for reporting discontinued operations as well as changed the standards for reporting long-lived assets that have been disposed. Reporting of discontinued operations was originally under the provisions of Accounting Principals Board (APB) Opinion No. 30. FASB concluded that an expansion of those provisions was warranted, so that more disposal situations would trigger the display of discontinued operations.

     Under the provisions of SFAS No. 144, if a component of an entity is either classified as held-for-sale or has been disposed of during the period, the results of its operations are to be reported in discontinued operations, provided that both of the following conditions are met:

          a. The operations and cash flows of the component have been or will be removed from the ongoing operations of the entity as a result of the disposal transaction, and

          b. The entity will have no significant continuing involvement in the operations of the component after the disposal transaction.

     The Company liquidated its VIVI-Japan operation in April 2005. Management believes that the conditions for reporting VIVI-Japan as a discontinued operation under the above requirements of SFAS No. 144 were appropriate. The comparative 2004 consolidated financial statements have been restated to conform to the 2005 presentation.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Concentrations

     The Company maintains cash in a financial institution located in Minnesota. At times, this balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

     Accounts Receivable

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

     Financial Instruments

     The fair value of cash, accounts receivable, accounts payable, accrued expenses, and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

     The subscription receivable approximates fair value as a result of the 10% interest rate used for imputing interest. No quoted market value is available for this instrument.

     Revenue Recognition

     The Company accounts for revenue recognition in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" and related amendments. Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted, the customers do not have a right of refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

     Shipping and Handling Fees and Cost

     Shipping and handling fees billed to customers are included in revenues and shipping and handling costs are included in cost of sales.

     Advertising

     Advertising costs are expensed as incurred and totaled $5,313 in fiscal 2005 and $4,951 in fiscal 2004.

     Research and Development

     Research and development costs are expensed as incurred.

     Loss per Common Share

     Basic net loss per common share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share, in addition to the weighted average determined for basic net loss per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options and warrants, preferred stock, and convertible notes payable. For the years ended June 30, 2005 and 2004, the stock options and warrants, preferred stock, and convertible notes payable were antidilutive and, therefore, were not included in the computations of diluted net loss per common share.

     Stock-Based Compensation

     The Company follows the accounting guidance of Accounting Principles Board
     (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's 2005 and 2004 net loss and net loss per common share would have been insignificant.

     Accounting Pronouncements

     The Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) will become effective for the Company on July 1, 2005. Adoption of SFAS No. 123(R) will have no impact on the Company's financial statements as all options are fully-vested at the adoption date.

     Reclassifications

     Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 presentation. These reclassifications had no effect on the net loss or net cash flows.

NOTE 2 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has relied on The Matthews Group for funding. Through November 2006, The Matthews Group has funded $1,666,082, including prepayments, of the original of $2,000,000 stock subscription receivable.

     Related party indebtedness totaled $1,369,121 at June 30, 2004. In fiscal year 2005 this indebtedness, including additional accrued interest, was satisfied by reducing the prepayment on subscription receivable account for $411,782, payment of $50,000 of debt plus interest, and conversion of $965,134 into shares of common stock. As of June 30, 2005, there is no related party indebtedness.

     In February 2005, Veritec filed for bankruptcy protection under Chapter 11 and emerged from bankruptcy in August 2006. Although not reflected in these Consolidated Financial Statements, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

     As of June 30, 2005, the Company has recognized licensing revenue of $57,280 through its relationship with Acacia. The Company has received additional licensing revenue from Acacia of $1,414,050, of which, $769,267 and $644,783 was earned in fiscal years 2006 and 2007, respectively.

     As of November 13, 2006, the Company had consolidated cash balances of $1,038,381, which we believe are sufficient to meet our short-term needs. However, the Company may need additional capital to continue to develop and expand.

NOTE 3 - DISCONTINUED OPERATIONS

Discontinued operations assets and liabilities included the following at June 30, 2004:

DISCONTINUED OPERATIONS - ASSETS
   Cash                                        $119,033
   Certificates of deposit                      120,257
   Accounts receivable, net                      32,682
   Prepaid expense                                2,316
   Property and equipment, net                    5,519
   Technology rights, net                        41,527
   Note receivable                               19,622
   Security deposit and other assets             14,270
                                               --------
   Total discontinued operations assets        $355,226
                                               ========
DISCONTINUED OPERATIONS - LIABILITIES
   Current maturities of long-term debt        $114,681
   Accounts payable                              43,555
   Accrued expenses                              23,043
   Long-term debt, net of current maturities    169,298
                                               --------
   Total discontinued operation liabilities    $350,577
                                               ========

Revenues of discontinued operations were $210,300 and $395,313 for the years ended June 30, 2005 and 2004, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                     June 30,
                                -----------------
                                 2005      2004
                                -------   -------
Furniture and equipment         $56,157   $55,765
Vehicles                         35,301    12,000
                                -------   -------
                                 91,458    67,765
Less accumulated depreciation    68,855    60,433
                                -------   -------
                                $22,603   $ 7,332
                                =======   =======

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

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

NOTE 6 - CONVERTIBLE NOTES - RELATED PARTIES

     In April 2002, The Matthews Group loaned $100,000 to the Company for working capital and to fund its investment in VIVI-USA. This note was convertible at the option of the holder into common shares of the Company at a convertible rate of $0.25 per share. This note was unsecured, bore 10% interest and was due March 28, 2003. Interest expense on this note was $6,070 and $10,000 in 2005 and 2004, respectively. Accrued interest on this note totaled $27,576 and $21,506 at December 31, 2004 and June 30, 2004, respectively. On December 22, 2004, The Matthews Group exercised its right to convert the principal amount and all accrued, unpaid interest into common stock of the Company as of December 31, 2004. The note and accrued unpaid interest of $27,576 at December 31, 2004, were converted into 510,302 shares of common stock.

     The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable, collectively called "The Gant Group." Payments by The Matthews Group to The Gant Group totaled $366,522 (principal - $286,453; interest - $75,069; and legal fees - $5,000). The amount paid to The Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances was incorporated into a $397,375 note on December 1, 2000. The note was convertible at the option of the holder into common shares of the Company at a convertible rate of $0.10 per share. This note was unsecured, bore 10% interest and was due on demand. Interest expense on this note was $19,868 and $39,737 in 2005 and 2004, respectively. Accrued interest on this note totaled $162,161 and $142,293 at December 31, 2004 and June 30, 2004, respectively. As of December 31, 2004, the principal amount of $397,375 and accrued unpaid interest of $162,161 were converted into 5,595,358 shares of common stock.

     In November 2003, Van Tran (Veritec CEO) and Larry Johanns (a principal of The Matthews Group) loaned $250,000 to the Company for working capital. The notes were convertible at the option of the holders into common shares of the Company at a conversion rate of $0.25 per share. These notes were unsecured, bore 10% interest and were due November 14, 2004. Interest expense on this note was $12,200 and $15,822 in 2005 and 2004, respectively. Accrued interest on this note totaled $28,022 and $15,822 at December 31, 2004 and June 30, 2004, respectively. As of December 31, 2004, the principal amount of $250,000 and accrued unpaid interest of $28,022 were converted into 1,112,089 shares of common stock.

NOTE 7 - PREPAYMENTS ON SUBSCRIPTION RECEIVABLE

     The Matthews Group made prepayments against the Company's subscription receivable (Note 8). These prepayments are unsecured and noninterest bearing. It is assumed the prepayment on the subscription receivable at June 30, 2005, will also ultimately be applied against the subscription receivable.

NOTE 8 - STOCKHOLDERS' DEFICIT

     Preferred Stock

     The Articles of Incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

     As part of the bankruptcy Plan of Reorganization approved in 1999, a new Series H convertible preferred stock was authorized. The Plan called for Veritec to issue 275,000 shares of restricted Series H convertible preferred stock in exchange for assets of $2,000,000 being invested into Veritec. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec's common stock at the option of the holder.

     In September 1999, The Matthews Group received 275,000 shares of Series H convertible preferred stock in exchange for a promissory note in the amount of $2,000,000. The Matthews Group exercised the conversion privilege and converted 200,000 preferred shares to 2,000,000 shares of common stock.

     In December 2004, The Matthews Group exercised the conversion privilege of their remaining balance of Series H convertible preferred stock and converted 75,000 preferred shares into 750,000 shares of common stock. The remaining 1,000 shares of Series H convertible preferred stock issued and outstanding is owned by an unrelated party.

     Stock Bonus

     In January 2005, the Company issued 39,000 shares to employees as stock bonuses.

     Stock Options

     Veritec issued options to various directors, employees and consultants on a discretionary basis. These options are for the purchase of a fixed number of shares of Veritec common stock at a stated price for a specified period. Compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid for the stock at exercise date. The Company did not issue any options in 2005 or 2004. The 15,000 remaining options issued prior to June 30, 2002 expire in June 2006.

     A summary of stock options is as follows:

                                                Option Price
                                    Number of     Range Per
                                      Shares        Share
                                    ---------   ------------
Balance at June 30, 2003             155,000    $.09 to $.80
Expired                             (125,000)   $.09 to $.50
Exercised in fiscal 2004             (15,000)           $.23
                                    --------
Balance at June 30, 2004 and 2005     15,000*           $.80
                                    ========

*    Options are fully vested and exercisable.

     Subscription Receivable

     In September 1999, the Company accepted a commitment from The Matthews Group to fund the $2,000,000 required under the bankruptcy Plan of Reorganization. This funding is a promissory note that requires monthly payments to the Company of $18,519 through fiscal 2009. These payments are noninterest bearing and are collateralized by a pledge of properties controlled by principals of The Matthews Group. A California Deed of Trust and Minnesota mortgages were filed against various pledged properties to collateralize the subscription.

     The Company imputes a 10% interest rate on this subscription receivable. Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

     The Matthews Group has made prepayments toward this subscription receivable (Note 7).

NOTE 9 - CONCENTRATIONS

     Major Customers:

     Customers with revenues in excess of 10% of total revenues for 2005 and 2004 were as follows:

              Year Ended
               June 30,
             -----------
             2005   2004
             ----   ----
Customer A    34%    22%
Customer B    21%    16%
Customer C    12%    22%
Customer D    10%    --%
Customer E     8%    22%
             ---    ---
              85%    82%
             ===    ===

     At June 30, 2004, Customer A accounted for 47% of the accounts receivable and Customer C accounted for 36% of the accounts receivable.

     Major Suppliers:

     In 2005 and 2004, the Company used one supplier for its hand-held scanner purchases. However, due to the fact that many manufacturers' hand-held scanners are capable of porting the Company's software products, the Company does not believe it is at risk to the marketplace.

     Foreign Revenues:

     Foreign revenues accounted for 63% of the Company's revenues in fiscal 2005 and 85% in fiscal 2004. These revenues are concentrated in Japan, Korea and Taiwan.

NOTE 10 - INCOME TAXES

     Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Veritec, VIVI-USA, and VIVI-Japan, file separate income tax returns. Veritec and VIVI-USA file separate income tax returns in the United States and VIVI-Japan files a separate income tax return in Japan. VCode is a corporation and is included in the income tax returns of Veritec. VIVI-USA was dissolved in 2004 and filed a final tax return for the year ended June 30, 2004. The Company is currently not in compliance with information return filing requirements in the United States of America with respect to VIVI-Japan.

     A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

                                               Year Ended June 30,
                                   ------------------------------------------
                                            2005                   2004
                                   ---------------------   ------------------
                                      Amount     Percent    Amount    Percent
                                   -----------   -------   --------   -------
Expected federal tax (benefit)     $(3,196,000)  (34.0)%   $(11,100)  (34.0)%
State income tax, net of federal
   tax benefit                        (607,900)   (6.5)      (2,100)   (6.4)
Net operating losses expired           218,700     2.3           --      --
Valuation and utilization of
   deferred tax assets               3,579,300    38.1        7,000    21.4
Foreign taxes                               --      --        1,900     5.8
Other                                    5,900     0.1        6,200    19.0
                                   -----------   -----     --------   -----
Income tax expense (benefit)       $        --      --%    $  1,900     5.8%
                                   ===========   =====     ========   =====

     Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not they will not be realized. The following is a summary of the deferred tax assets:

                                            June 30,
                                   -------------------------
                                       2005          2004
                                   -----------   -----------
Allowance for doubtful accounts    $    10,600   $    18,400
Inventory valuation allowance           12,400        10,800
Accrued expenses                         4,900         3,500
Related party accruals                      --        93,300
Intangible assets                       39,600        39,600
Mitsubishi litigation                3,308,100            --
Net operating loss carryforwards     3,485,400     3,116,100
                                   -----------   -----------
   Deferred tax asset                6,861,000     3,281,700
Valuation allowance                 (6,861,000)   (3,281,700)
                                   -----------   -----------
   Net deferred tax asset          $        --   $        --
                                   ===========   ===========

     The 2004 deferred income tax assets and the related valuation allowance were restated to correctly report net operating loss carryforwards. The restatement had no impact on the net deferred tax asset or financial statements.

     Veritec has net operating loss carryforwards available to offset future taxable income that expire as follows (year ending June 30):

Year     Federal     Minnesota
----   ----------   ----------
2006   $  452,000   $       --
2007      657,000           --
2008      979,000           --
2009    1,410,000           --
2010    1,227,000           --
2011      457,000           --
2012      301,000           --
2018      480,000           --
2019      451,000           --
2020      330,000       83,000
2021      654,000      196,000
2022      105,000      105,000
2023      794,000      792,000
2024    1,454,000    1,454,000
       ----------   ----------
       $9,751,000   $2,630,000
       ==========   ==========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases its U.S. office facilities from its President, Van Tran, under a lease expiring June 30, 2007 and requires monthly payments of $3,150 plus common area costs. The Company leases a house in Plymouth, MN on a month-to-month basis from a principal of The Matthews Group for purposes of housing customers, guests and consultants. The Company leased its Japanese office facilities under a lease that expired February 28, 2006 and required monthly payments of 243,000 Yen plus common area costs. As of June 30, 2005, due to the discontinuance of VIVI-Japan, Veritec had no further responsibility for lease payments in Japan. Rent expense for continuing operation, to a related party, was $54,300 in 2005 and $35,542 in 2004. Future annual minimum operating lease payments are $37,800 in fiscal years 2007 and 2006.

     Contingencies

     During the 1995 - 1997 bankruptcy, the Company sought an investment group to assist funding the $2,000,000 under the Plan of Reorganization approved by the Bankruptcy Court in 1997. In the intervening years, various investment groups attempted to help the Company fund this required investment. Partial funding received from these investment groups were settled through stock issuances by the Company. One of these former investment groups has made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding their efforts to secure funding on behalf of the Company. Management believes it has appropriately reflected the activity with these investment groups in the accompanying consolidated financial statements. Management further feels these claims were settled in the bankruptcy. Due to uncertainties, however, it is at least reasonably possible that claims will be asserted and/or pursued. The ultimate outcome of these claims, if asserted and/or pursued, cannot presently be determined.

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

     In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement, whereby in exchange for $300,000, a license to utilize Veritec's VeriCode(R) Technology, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, Mitsubishi waived its right to the $8,174,518 and granted Veritec a license to use the Mitsubishi Error Detection and Correction Technology. In light of the Settlement Agreement entered into with Mitsubishi, on March 8, 2006, the Bankruptcy Court ruled in favor of reconverting Veritec's case in bankruptcy back to one under Chapter 11 of the Bankruptcy Code. Veritec's Third Amended Plan of Reorganization was formally filed with the Court on March 13, 2006. In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree Closing the Chapter 11 case in its entirety. Although not reflected in these Consolidated Financial Statements, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

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

     VCode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company's patents. US Bank National Association has entered into a licensing agreement with the Company and the case as to that defendant was dismissed as well as the case against Sato Corporation. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.

     On January 26, 2006, Hartz Mountain Corporation, in response to a notice of infringement sent to it by VData, filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of New Jersey. Amongst other remedies the action sought a ruling from the Court that the Company's 4,924,078, 5,331,176 and 5,612,524 patents were not enforceable against Hartz Mountain and its related companies. The Company has been advised by legal counsel that the preemptive filing of a Declaratory Judgment action is commonplace in the enforcement areas of patent law and practice. The Company joined VData with the filing of a cross complaint against Hartz Mountain seeking amongst other remedies, monetary damages for past infringement and future use of the knowledge learned from the Company's patents. Hartz Mountain entered into a licensing agreement with VData and the Company whereupon Hartz Mountain dismissed its action for Declaratory Judgment and VData and the Company dismissed their actions against Hartz Mountain.

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

     On March 22, 2006, the United States Patent and Trademark Office granted an application made for an Ex Parte Reexamination of the Company's 5,612,524 patent. The Company is conferring with VData, and counsel retained by VData, to file the Company's reply to the applicant's submission. Due to the recent nature of this matter, a response on behalf of VCode has not yet been filed with the United States Patent and Trademark Office. The Company has been advised by legal counsel that a preemptive filing of such a request for Ex Parte Reexaminations is commonplace in the enforcement areas of patent law and practice. The Company is confident in its patent but cannot render an opinion at this time with respect to the outcome of the reexamination. However, not all claims of the patent have been challenged and the Company believes that a determination adverse to the patent would not be detrimental to the Company's ability to market its products, but could be detrimental to collection of licensing fees based upon this patent.

     On May 23, 2006, VCode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants' Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company's patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants' Credit Guide Co., have filed responsive pleadings in the action. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.

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

     We are subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the 1934 Act), which, among other things, requires the filing of quarterly and annual reports and proxy materials with the SEC. Prior to September 1999 and periodically thereafter, we did not comply with several filing requirements. To our knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with our prior reporting violations. However, there can be no assurance that we will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, we may be subject to penalties, including among other things, suspension of trading in our securities, court actions, administrative proceedings, preclusion from using certain registration forms under the 1933 Act, injunctive relief to prevent future violations and/or criminal prosecution.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

                    Year Ended
                     June 30,
                  -------------
                  2005    2004
                  ----   ------
Cash paid for:
   Interest       $833   $9,042
   Income taxes     --    1,900

     Summary of Noncash Activity:

     In fiscal year 2005, the convertible notes payable - related party and the related accrued interest of $965,134 were converted into 7,217,749 shares of common stock.

     In fiscal year 2005, the Company converted notes payable - related party and the related accrued interest of $411,782 into prepayment on stock and subscription receivable.

     In fiscal year 2005, the Company's President, Van Tran, contributed deferred compensation of $84,333 owed her to the prepayment on stock and subscription receivable.

     In fiscal year 2005, The Matthews Group exercised their remaining balance of preferred stock and converted 75,000 preferred shares into 750,000 shares of common stock.

     In fiscal year 2005 and 2004, the Company reduced subscriptions receivable by $222,222 and $222,223, respectively, through a reduction of the prepayment on stock and subscription receivable.

     In fiscal year 2004, the Company issued 25,000 shares of Veritec common stock to settle a $5,000 obligation.

     In fiscal year 2004, the Company issued 25,000 shares of Veritec restricted common stock to a new Board member for services. These shares were valued at $.30 per share.

     In fiscal year 2004, the Company received 120,000 shares of Veritec common stock, which were retired, valued at $27,600 as part of the selling price of VIVI-Japan's textile customer.

     ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

     ITEM 8A CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. It was concluded that, as of the end of such period, our disclosure controls and procedures are effective.

     Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The quarterly review process in fiscal 2005 and the audit of our June 30, 2004, consolidated financial statements revealed a need for stronger controls over our financial reporting system. Improvements needed related to a general lack of accounting staff. During the bankruptcy period, the Company utilized a consultant for its accounting and financial reporting system. As a result, certain controls were limited. When the Company emerged from bankruptcy, we responded to these concerns by hiring a full time Chief Financial Officer.

Our management, including our Chief Executive Officer and Former Chief Financial Officer Van Tran, do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     ITEM 8B OTHER INFORMATION

None

                                    PART III

     ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The members of the present Board of Directors and Officers are:

       Name                         Office                 Age   Director Since
------------------   -----------------------------------   ---   --------------
Mr. Larry Matthews   Director                               78        1999
Mr. Dean Westberg    Director                               73        2003
Ms. Van Thuy Tran    Director, CEO, Treasurer, Secretary    61        1999

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

     Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during fiscal 2005 and Form 5 and amendments thereto furnished to us with respect to fiscal 2005, no person who was a director, officer, or beneficial owner of more than ten percent of any class of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during our most recent fiscal year or prior fiscal years.

     Committee and Board Meetings

Three meetings of our Board of Directors were held in fiscal 2005, and all board members attended all meetings. We have no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2005. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business. Our Board has determined that we do not have an audit committee financial expert. We do not have an audit committee financial expert given the small size of our Company and business and/or inability to attract a board member who would qualify as a financial expert given our current financial position.

     Code of Ethics

We have not adopted a code of ethics because our only executive officer at that time was Van Thuy Tran.

     Directors Compensation

Non-employee directors have the right to receive director's fees of $150 for each meeting attended. These directors' fees totaled $750 in fiscal 2005 and $900 in fiscal 2004.

     ITEM 10 EXECUTIVE COMPENSATION

Van Thuy Tran, CEO, received compensation in the amount of $150,000 for the fiscal year ended June 30, 2005, and $100,000 for the years ended June 30, 2004 and 2003. Ms. Tran received no other compensation from the Company.

     Compensation pursuant to plans including pension, stock option, and stock appreciation rights plan

As of June 30, 2005, we did not have stock option, stock appreciation rights plans, phantom stock plans, or other incentive or compensation plan pursuant to which benefits, remuneration, value or compensation was or is to be granted, awarded, set aside, or accrued for the benefit of any of our executive officers.

     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2005 certain information with respect to all shareholders known by us to be beneficial owners of more than 5% of our outstanding common stock, all directors, and all of our officers and directors as a group.

                                                     Number of Shares    Percent of
                 Name & Address                     Beneficially Owned     Shares
                 --------------                     ------------------   ----------
                                                          Common           Common
                                                    (see notes 1 and 2
                                                          below)
Larry Matthews
7601 5th Avenue, Richfield, MN 55423                          None           N/A

Dean Westberg
4124 Jay Lane, White Bear Lake, MN 55110                    55,000           0.4%

Van Thuy Tran (see note 1)
1430 Orkla Drive, Golden Valley, MN 55427                4,549,064          30.2%

The Matthews Group (see note 2)
1430 Orkla Drive, Golden Valley, MN 55427                8,789,628          58.3%

Larry Johanns (see note 1)
518 North 12 Street, Osage, IA 50461                     4,712,746          31.3%

All Officers and Directors as a group (3 persons)
Van Thuy Tran and Larry Matthews                         9,316,810          61.8%

(1) The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group.

(2) Includes 750,000 shares issued in the conversion of 75,000 shares of the Series H preferred stock and 7,217,749 shares as a result of the conversion of the convertible notes payable and related accrued interest.

     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     Subscription Receivable

In September 1999, we accepted a commitment from The Matthews Group to fund the $2,000,000 required under our bankruptcy Plan of Reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to us of $18,519. These payments are non-interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group. The note is collateralized by mortgages on income-producing real estate having an assessment value in excess of $800,000, three properties owned by Van Thuy Tran and one property by Larry Johanns. Non-exclusive of any balance in the Prepayment on Subscription Receivable, the current remaining balance on the note is $648,148.

The Matthews Group has made prepayments against its Subscription Payable to us. These prepayments are unsecured and non-interest bearing. It is assumed the prepayment of $314,230 at June 30, 2005 will also ultimately be applied against the subscription receivable.

     Notes Payable - The Matthews Group

The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable collectively called "The Gant Group." Payments by The Matthews Group to The Gant Group totaled $366,522 (Principal - $286,453; interest - $75,069; and legal fees - $5,000). These amounts paid to The Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,375 note on December 1, 2000. This note is unsecured, bears 10% interest and is due on demand. Interest expense on this note totaled $19,869 in 2005 and $39,737 in 2004. Accrued interest related to this note totaled $162,162 at December 21, 2004 and $142,293 at June 30, 2004. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.10 per share. As of December 31, 2004, the principal amount of $397,375 and accrued unpaid interest of $162,161 were converted into 5,595,358 shares of common stock.

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

In June 2003, we entered into an agreement with The Matthews Group to purchase 50% ownership of VIVI-USA. As part of this agreement, we issued The Matthews Group a promissory note of $50,000. The promissory note to The Mathews Group bore 10% interest and was due on demand. Interest expense on this note totaled $3,333 as of June 30, 2005 and $5,000 in 2004. Accrued interest on this note totaled $8,401 at February 28, 2005 and $5,068 at June 30, 2004. This note payable and accrued interest, were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

     Other Related Party Transactions

In October 2002, our President, Van Tran, loaned $90,000 to us for working capital needs. This note is unsecured, bears interest at 10% and is due on demand. Interest expense on this indebtedness totaled $6,394 in 2005 and $9,000 in 2004. Accrued interest on this indebtedness totaled $20,777 at February 28, 2005 and $15,633 at June 30, 2004. The note payable and accrued interest, were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

In November 2003, Van Tran and Larry Johanns (a principal of The Matthews Group) loaned $250,000 to the Company for working capital. The notes were convertible at the option of the holders into common shares of the Company at the rate of $0.25 per share. These notes were unsecured, bore 10% annual interest and were due November 14, 2004. Interest expense to these related parties on this indebtedness totaled $12,200 in 2005 and $15,822 in 2004. As of December 31, 2004, the principal amount of $250,000 and accrued unpaid interest of $28,022 were converted into 1,112,089 shares of common stock.

In November 2003, a consultant and shareholder of the Company, Bill Newfield, loaned $50,000 to the Company for working capital. This note is unsecured, bears 10% interest payable monthly and is due November 12, 2004. Interest expense on this indebtedness totaled $833 in 2005 and $4,428 in 2004 (including 2,500 shares of common stock to be issued). This note and all accrued interest were repaid in August 2004. The issuance of the stock remains unsatisfied.

We lease our U.S. office facilities from our President, Van Tran, under a lease running through June 30, 2007 and calling for monthly payments of $3,150 plus common area costs. The Company also leases a house on a month-to-month basis from a principal of The Matthews Group for purposes of housing customers, guests and consultants. Related party rent expense was $54,300 in fiscal 2005 and $35,542 in fiscal 2004.

     ITEM 13 EXHIBITS

*13.    Form 10-KSB for the period ended June 30, 1999, filed on October 13,
        1999, and is incorporated herein by this reference.

31.     CEO/CFO Certification required by Rule 13a14(a)/15d14(a) under the
        Securities Exchange Act of 1934.

32.     Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*99.1. Press Release issued by the Registrant on February 16, 2005, announcing the adverse ruling against Veritec, Inc., by the International Court of Arbitration, awarding a monetary judgment in favor of Mitsubishi
        Corporation of approximately $8.1 Million; and, enjoining Veritec from further violations of Mitsubishi Corporation's copyrighted Error
        Detection and Correction software (filed as Item 9.01 Exhibit 99.1 to
        Veritec's Form 8-K filed on February 17, 2005 and incorporated herein by reference)

*99.2. Notice of the Registrant having filed on February 28, 2005, a Petition for Relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Minnesota (Case Number
        05-31119) (filed as Item 1.03 Bankruptcy or Receivership to Veritec's
        Form 8-K filed February 28, 2005 and incorporated herein by reference)

*99.3   Notice of the Registrant's case in Bankruptcy being converted to Chapter
        7 of the United States Bankruptcy Code (Case Number 05-31119) (filed as
        Item 1.03 Bankruptcy or Receivership to Veritec's Form 8-K filed
        December 19, 2005 and incorporated herein by reference)

*99.4 Notice of the Registrant's case in Bankruptcy being reconverted to Chapter 11 of the United States Bankruptcy Code (Case Number 05-31119)
        (filed as Item 1.03 Bankruptcy or Receivership to Veritec's Form 8-K filed March 10, 2006 and incorporated herein by reference)

*99.5 Notice of the Registrant's Third Amended Plan of Reorganization being confirmed by the United States Bankruptcy Court (Case Number 05-31119)
        (filed as Item 1.03 Bankruptcy or Receivership and Item 9.01 Financial
        Statements with attached Exhibit 2.1 Order and Notice Confirming Plan and Fixing Time Limits, dated April 26, 2006; Exhibit 2.2 Debtor's Third
        Modified Plan of Reorganization with Settlement Agreement; and, Exhibit
        99.1 Unaudited balance sheet of registrant at April 26, 2006, to Veritec's Form 8-K filed May 1, 2006 and incorporated herein by reference)

*99.6   Notice of the Registrant's receipt of "Order and Final Decree Closing
        Chapter 11 Case" from the United States Bankruptcy Court (Case Number
        05-31119) (filed as Item 1.03 Bankruptcy or Receivership and Item 8.01
        Other Events identifying the Press Release issued announcing the same, to Veritec's Form 8-K filed August 11, 2006 and incorporated herein by reference)

*    As Previously Filed

     With respect to the documents incorporated by reference to this Form 10-KSB, Veritec's Commission File Number is 0-15113.

     ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2005 were $40,000 to date. The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2004 were $20,369 to date.

     Audit-Related Fees

The aggregate audit-related fees billed by Lurie Besikof Lapidus & Company, LLP for assurance and related rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2004 were $30,970.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERITEC, INC.


By /s/ Van Thuy Tran                    November 14, 2006
   ----------------------------------
   Van Thuy Tran
   Director, Chief Executive


By /s/ Gerald Fors                      November 14, 2006
   ----------------------------------
   Gerald Fors
   Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                   Title           Date
              ---------                 --------   -----------------


/s/ Dean Westberg                       Director   November 14, 2006
-------------------------------------
Dean Westberg


/s/ Larry Matthews                      Director   November 14, 2006
-------------------------------------
Larry Matthews