Form 10QSB
period 2005-09-30
VERITEC INC
filed 2006-11-15
CIK 773318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

     For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No  X
                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 2006, the Company had:

                        Number of Shares of Common Stock
                                   15,078,598

     Transition Small Business Disclosure Format (check one): Yes     No  X
                                                                  ---    ---

Table of Contents

                                   FORM 10-QSB
                                  VERITEC, INC.

                                      INDEX

                                                                         Page(s)
                                                                         -------
PART I.  FINANCIAL INFORMATION                                               1
Item 1.  Financial Statements                                                1
Item 2.  Management's Discussion and Analysis or Plan of Operations          7
Item 3.  Controls and Procedures                                            11

PART II. OTHER INFORMATION                                                  11
Item 1.  Legal Proceedings                                                  11
Item 1A. Risk Factors                                                       13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        15
Item 3.  Defaults Upon Senior Securities                                    15
Item 4.  Submission of Matters to a Vote of Security Holders                15
Item 5.  Other Information                                                  15
Item 6.  Exhibits                                                           15

         Signatures                                                         15

         Exhibits Index                                                     16

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         VERITEC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       September        June
                                                       30, 2005       30, 2005
                                                     ------------   ------------
                                                      (Unaudited)     (Audited)
ASSETS

Current Assets:
   Cash                                              $    416,010   $    432,518
   Accounts receivable, net                               101,824          2,958
   Inventories                                              9,918          6,693
   Prepaid expenses                                         1,667          6,708
                                                     ------------   ------------
      Total Current Assets                                529,419        448,877

Property and Equipment, net                                20,578         22,603
                                                     ------------   ------------
      Total Assets                                   $    549,997   $    471,480
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                  $  1,569,494   $  1,581,943
   Accrued expenses                                        35,760        159,932
   Accrued expense - Mitsubishi litigation              8,174,518      8,174,518
                                                     ------------   ------------
      Total Current Liabilities                         9,779,772      9,916,393

Prepayment on Stock and Subscription Receivable           258,674        314,230
                                                     ------------   ------------
      Total Liabilities                                10,038,446     10,230,623
                                                     ------------   ------------
Commitments and Contingencies

Stockholders' Deficit:
   Convertible preferred stock, par value $1.00;
      authorized 10,000,000 shares, 276,000 shares
      of Series H authorized, 1,000 shares issued           1,000          1,000
   Common stock, par value $.01; authorized
      20,000,000 shares, 15,078,598 shares issued         150,786        150,786
   Subscription receivable                               (518,287)      (560,176)
   Additional paid-in capital                          13,385,675     13,372,008
   Accumulated deficit                                (22,507,623)   (22,722,761)
                                                     ------------   ------------
      Total Stockholders' Deficit                      (9,488,449)    (9,759,143)
                                                     ------------   ------------
      Total Liabilities and Stockholders' Deficit    $    549,997   $    471,480
                                                     ============   ============

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended
                                                            September 30,
                                                        ---------------------
                                                          2005        2004
                                                        --------   ----------
                                                                   (Restated)
CONTINUING OPERATIONS
   Revenues                                             $556,657   $1,005,194
   Cost of Sales                                          17,357        6,041
                                                        --------   ----------
   Gross Profit                                          539,300      999,153
                                                        --------   ----------
   Operating Expenses:
      Selling, general and administrative                301,978    1,034,481
      Research and development                            24,228       20,865
                                                        --------   ----------
         Total Operating Expenses                        326,206    1,055,346
                                                        --------   ----------

   Operating Income (Loss) from Continuing Operations    213,094      (56,193)
                                                        --------   ----------
   Other Income (Expense):
      Interest expense                                        --      (32,122)
      Interest income                                      2,044          630
      Other                                                   --        1,117
                                                        --------   ----------
         Total Other Income (Expense)                      2,044      (30,375)
                                                        --------   ----------
            Income (Loss) from Continuing Operations     215,138      (86,568)

DISCONTINUED OPERATIONS
      Loss from Operations of VIVI-Japan                      --      (65,074)
                                                        --------   ----------
NET INCOME (LOSS)                                       $215,138   $ (151,642)
                                                        ========   ==========
INCOME (LOSS) PER COMMON SHARE
   Basic and Diluted -
      Continuing operations                             $   0.01   $    (0.01)
      Discontinued operations                                 --        (0.01)
                                                        --------   ----------
                                                        $   0.01   $    (0.02)
                                                        ========   ==========

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three months ended
                                                                                       September 30,
                                                                                   ----------------------
                                                                                      2005        2004
                                                                                   ---------   ----------
                                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $ 215,138   $(151,642)
Discontinued operations                                                                   --      65,074
                                                                                   ---------   ---------
Income (loss) from continuing operations                                             215,138     (86,568)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
      Depreciation                                                                     2,025       2,002
      Amortization of intangibles                                                         --      10,000
      Changes in operating assets and liabilities from continuing operations:
         Accounts receivable                                                         (98,866)    550,682
         Inventories                                                                  (3,225)      4,172
         Prepaid expenses                                                              5,041       2,374
         Accounts payables and accrued expenses                                     (136,621)    149,665
                                                                                   ---------   ---------
Net cash provided (used) by operating activities from continuing operations          (16,508)    632,327
                                                                                   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   Purchases of equipment                                                                 --     (23,301)
                                                                                   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   Payments on notes payable related parties                                              --     (50,000)
                                                                                   ---------   ---------
DISCONTINUED OPERATIONS
   Net cash used by operating activities                                                  --     (35,833)
   Net cash provided by investing activities                                              --      26,292
   Net cash used by financing activities                                                  --     (34,701)
                                                                                   ---------   ---------
NET CASH USED BY DISCONTINUED OPERATIONS                                                  --     (44,242)
                                                                                   ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   --       8,216
                                                                                   ---------   ---------
NET INCREASE (DECREASE) IN CASH                                                      (16,508)    523,000
CASH AT BEGINNING OF PERIOD                                                          432,518     275,034
                                                                                   ---------   ---------
CASH AT END OF PERIOD                                                              $ 416,010   $ 798,034
                                                                                   =========   =========
NONCASH ACTIVITIES
   Applied prepayment on subscription receivable to subscription receivable        $  55,556   $      --

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   THE COMPANY

     The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiaries, Veritec Iconix Ventures, Inc. (VIVI-USA; inactive and dissolved in May 2004), Veritec Iconix Ventures, Inc. (VIVI-Japan; a Japanese company, discontinued April 2005), and VCode Holdings, Inc. (VCode).

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-KSB as of and for the year ended June 30, 2005. The Condensed Consolidated Balance Sheet at June 30, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share, in addition to the weighted average determined for basic net income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options and warrants, preferred stock, and convertible notes payable. For the three months ended September 30, 2004, the stock options and warrants, preferred stock, and convertible notes payable were antidilutive and, therefore, were not included in the computations of diluted net loss per common share.

The weighted average shares outstanding were as follows:

     Three months
     September 30,
----------------------
   2005         2004
----------   ---------
15,078,598   7,071,849

Diluted net income per common share for the three months ended September 30, 2005, was computed as follows:

Net income for per share computation        $   215,138
                                            ===========

Weighted average shares outstanding          15,078,598
Incremental shares from assumed exercise
   or conversion of dilutive instruments:
   Options and warrants                          15,000
   Preferred stock                               10,000
                                            -----------
Shares outstanding -- diluted                15,103,598
                                            ===========

Net income per common share                 $      0.01
                                            ===========

Stock-Based Compensation

     The Company followed the accounting guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. No compensation cost had been recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's net loss and net loss per common share for the three month period ended September 30, 2004, would have been insignificant.

Accounting Pronouncements

     The FASB issued SFAS No. 123(R), Share-Based Payment, in December 2004, which requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allowed companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) became effective for the Company on July 1, 2005. Adoption of SFAS No. 123(R) had no impact on the Company's financial statements as all options were fully-vested at the adoption date.

Accounting for Discontinued Operations

     In August 2001, the FASB issued SFAS No. 144, which changed the requirements for reporting discontinued operations as well as changed the standards for reporting long-lived assets that have been disposed. Reporting of discontinued operations was originally under the provisions of APB Opinion No.
30. FASB concluded that an expansion of those provisions was warranted, so that more disposal situations would trigger the display of discontinued operations.

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

     The Company liquidated its VIVI-Japan operations in April 2005. Management believes that the conditions for reporting VIVI-Japan as a discontinued operation under the above requirements of SFAS No. 144 were appropriate. The comparative 2004 condensed consolidated financial statements have been restated to conform to the 2005 presentation.

Notes Payable -- Related Parties

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

     The FCR-100 can be designed to work on most PC based operating systems, including the full suite of Windows(R) operating systems. This allows the operating system to function with the many different types of VSCode applications such as bankcards, access control, personnel identification, border control, and hospital identification cards. The FCR--100 is connected and powered by a USB cable connection to a PC or server. The FCR-100 can be utilized with wireless applications and will allow multiple reading stations to be connected to a single computer.

Licensing Fees

     Veritec has long been burdened by having to compete against the technology learned from its patents by other companies having greater resources and access to capital markets. The Company has identified numerous companies it believes uses its technology without license or authorization. Management is confident that the use of the Company's intellectual property without a license will be addressed on a case-by-case basis as a result of its relationship with Acacia. For the three months ended September 30, 2005, the Company has recognized licensing revenue of $59,518 through its relationship with Acacia. The Company has received additional licensing revenue from Acacia of $1,354,532, of which, $709,749 and $644,783 was earned in fiscal years 2006 and 2007, respectively.

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

Results of Operations -- September 30, 2005 compared to September 30, 2004

Revenues

     Revenues of $556,657 for the three months ended September 30, 2005 decreased by $448,537 or 45% lower than for the same period ended September 30, 2004.

     The decline in revenues was a result of management's focus on the bankruptcy and the Mitsubishi litigation. Consequently, Veritec's plans to introduce new marketing efforts, applications and solutions were delayed. This decline in revenue was partially offset by licensing fee revenue from Acacia of $59,518 for the three months ended September 30, 2005. There was no licensing fee revenue for the three months ended September 30, 2004.

Cost of Sales

     Cost of sales of $17,357 for the three months ended September 30, 2005 increased by $11,316 or 187% from the same period in 2004, and increased 3% as a percent of sales for the period. The increase in cost of sales as a percent of sales was due to a change in the sales mix from software sales, which carry a higher margin, to hardware sales, which carry a lower margin.

Selling General and Administrative

     Selling, general and administrative expenses of $301,978 for the three months ended September 30, 2005, decreased by $732,503 or 71% from the same period in 2004. The decrease was from reduced legal costs due to the Mitsubishi arbitration process having concluded and an overall reduction of expenses from cost cutting efforts. Subsequently, however, the Company began incurring and will continue to incur increased legal fees from pursuing protection in bankruptcy and while seeking to cause the arbitrator's award to be overturned on appeal.

Research and Development

     Research and development expense of $24,228 for the three months ended September 30, 2005 increased nominally by $3,363 from 2004.

Interest Expense

     There was no interest expense for the three months ended September 30, 2005, as no debt was outstanding. Interest expense for the three months ended September 30, 2004 was $32,122.

Capital Expenditures and Future Commitments

     For the three months ended September 30, 2005, there were no capital expenditures. Capital expenditure for the three months ended September 30, 2004 was $23,301 for the purchase of a vehicle. Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

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

     For the three months ended September 30, 2005, the Company has recognized licensing revenue of $59,518 through its relationship with Acacia. The Company received additional licensing revenue from Acacia of $1,354,532, of which, $709,749 and $644,783 was earned in fiscal years 2006 and 2007, respectively.

     As of November 13, 2006, the Company had consolidated cash balances of $1,038,381, which, we believe is sufficient to meet our short-term needs. However, the Company may need additional capital to continue to develop and expand.

Quantitative and Qualitative Disclosures About Market Risk

     The Company has not issued or invested in financial instruments or derivatives for trading or speculative purposes. The Company did maintain foreign bank accounts denominated in Japanese Yen in the fiscal quarter of September 30, 2004, but no longer maintains these accounts. The Company is not actively involved in the trading of foreign currency and fluctuations in currency exchange rates have had no material impact. Although the Company is involved in the sales of its products to the Asian markets, all products are priced in United States Dollars and, as such, sales are not subject to material foreign currency exchange rate risk.

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

Internal Control over Financial Reporting

     The quarterly review process in fiscal 2006 and the audit of our June 30, 2005 consolidated financial statements revealed a need for stronger controls over our financial reporting system. Improvements needed related to a general lack of accounting staff. During the bankruptcy period, the Company utilized a consultant for its accounting and financial reporting system. As a result, certain controls were limited. When the Company emerged from bankruptcy, we responded to these concerns by hiring a full time Chief Financial Officer.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     During the 1995 -- 1997 bankruptcy, the Company sought an investment group to assist funding the $2,000,000 under the Plan of Reorganization approved by the Bankruptcy Court in 1997. In the intervening years, various investment groups attempted to help the Company fund this required investment. Partial funding received from these investment groups were settled through stock issuances by the Company. One of these former investment groups made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding their efforts to secure funding on behalf of the Company. Management believes it has appropriately reflected the activity with these investment groups in the accompanying condensed consolidated financial statements. Management further feels these claims were settled in the bankruptcy. Due to uncertainties, however, it is at least reasonably possible that claims will be asserted and/or pursued. The ultimate outcome of these claims, if asserted and/or pursued, cannot presently be determined.

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

We have a History of Operating Losses.

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

Loss of the Services of Key Employees could harm Our Operations.

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

Continuing Licensing Revenues from Acacia and Intellectual Property.

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

Competition in the Asian Market.

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

Dependence on The Matthews Group.

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

Ability to Obtain Access to Capital.

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

Effect of the Bankruptcy.

     The Company having been in bankruptcy has made it difficult for the Company to establish new trade credit relationships with both vendors and customers. Although the Company believes it will restore its credibility going forward, the lack of trade credit could substantially impair the Company's ability to grow and implement its plans.

Competition.

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

General Conditions Beyond the Companies Control.

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

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB for the quarter ended September 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized on the November 14, 2006.

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