Form 10QSB
period 2005-12-31
VERITEC INC
filed 2006-11-15
CIK 773318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

     For the quarterly period ended December 31, 2005

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No   X
                                                  -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 2006, the Company had:

                        Number of Shares of Common Stock
                                   15,078,598

Transition Small Business Disclosure Format (check one): Yes       No   X
                                                             -----    -----

Table of Contents

                                   FORM 10-QSB
                                  VERITEC, INC.

                                      INDEX

                                                                         Page(s)
                                                                         -------
PART I. FINANCIAL INFORMATION                                                1
Item 1.  Financial Statements                                                1
Item 2.  Management's Discussion and Analysis or Plan of Operations          8
Item 3.  Controls and Procedures                                            12

PART II.OTHER INFORMATION                                                   12
Item 1.  Legal Proceedings                                                  12
Item 1A. Risk Factors                                                       14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        16
Item 3.  Defaults Upon Senior Securities                                    16
Item 4.  Submission of Matters to a Vote of Security Holders                16
Item 5.  Other Information                                                  16
Item 6.  Exhibits                                                           16

         Signatures                                                         16

         Exhibits Index                                                     17

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         VERITEC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         December 31,     June 30,
                                                             2005           2005
                                                         ------------   ------------
                                                          (Unaudited)     (Audited)
ASSETS
Current Assets:
   Cash                                                  $    468,989   $    432,518
   Accounts receivable, net                                     1,805          2,958
   Inventories                                                  4,424          6,693
   Prepaid expenses                                             1,150          6,708
                                                         ------------   ------------
     Total Current Assets                                     476,368        448,877
Property and Equipment, net                                    18,884         22,603
                                                         ------------   ------------
     Total Assets                                        $    495,252   $    471,480
                                                         ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                      $  1,608,812   $  1,581,943
   Accrued expenses                                            26,940        159,932
   Accrued expense - Mitsubishi litigation                  8,174,518      8,174,518
                                                         ------------   ------------
     Total Current Liabilities                              9,810,270      9,916,393

Prepayment on Stock and Subscription Receivable               203,119        314,230
                                                         ------------   ------------
     Total Liabilities                                     10,013,389     10,230,623
                                                         ------------   ------------
Commitments and Contingencies

Stockholders' Deficit:
   Convertible preferred stock, par value $1.00;
      authorized 10,000,000 shares, 276,000 shares of
      Series H authorized, 1,000 shares issued                  1,000          1,000
   Common stock, par value $.01; authorized 20,000,000
      shares, 15,078,598 shares issued                        150,786        150,786
   Subscription receivable                                   (475,353)      (560,176)
   Additional paid-in capital                              13,398,296     13,372,008
   Accumulated deficit                                    (22,592,866)   (22,722,761)
                                                         ------------   ------------
     Total Stockholders' Deficit                           (9,518,137)    (9,759,143)
                                                         ------------   ------------
     Total Liabilities and Stockholders' Deficit         $    495,252   $    471,480
                                                         ============   ============

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended
                                                    December 31,
                                               ----------------------
                                                  2005        2004
                                               --------   -----------
                                                           (Restated)
CONTINUING OPERATIONS
   Revenues                                    $241,095   $   379,555
   Cost of Sales                                 16,286         6,254
                                               --------   -----------
   Gross Profit                                 224,809       373,301
                                               --------   -----------
   Operating Expenses:
      Selling, general and administrative       279,606       362,925
      Research and development                   33,972        13,832
      Mitsubishi litigation                          --     8,174,518
                                               --------   -----------
         Total Operating Expenses               313,578     8,551,275
                                               --------   -----------
   Operating Loss from Continuing Operations    (88,769)   (8,177,974)
                                               --------   -----------
   Other Income (Expense):
      Interest expense                               --       (22,247)
      Interest income                             3,525         2,020
      Other                                          --         2,234
                                               --------   -----------
         Total Other Income (Expense)             3,525       (17,993)
                                               --------   -----------
            Loss from Continuing Operations     (85,244)   (8,195,967)

DISCONTINUED OPERATIONS
   Loss from Operations of VIVI-Japan                --       (84,780)
                                               --------   -----------
NET LOSS                                       $(85,244)  $(8,280,747)
                                               ========   ===========
LOSS PER COMMON SHARE
   Basic and Diluted -
      Continuing operations                    $  (0.01)  $     (1.16)
      Discontinued operations                        --         (0.01)
                                               --------   -----------
                                               $  (0.01)  $     (1.17)
                                               ========   ===========

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Six months ended
                                                             December 31,
                                                        ----------------------
                                                          2005         2004
                                                        --------   -----------
                                                                    (Restated)
CONTINUING OPERATIONS
   Revenues                                             $797,752   $ 1,384,749
   Cost of Sales                                          33,643        12,295
                                                        --------   -----------
   Gross Profit                                          764,109     1,372,454
                                                        --------   -----------
   Operating Expenses:
      Selling, general and administrative                581,584     1,397,406
      Research and development                            58,199        34,697
      Mitsubishi litigation                                   --     8,174,518
                                                        --------   -----------
         Total Operating Expenses                        639,783     9,606,621
                                                        --------   -----------
   Operating Income (Loss) from Continuing Operations    124,326    (8,234,167)
                                                        --------   -----------
   Other Income (Expense):
      Interest expense                                        --       (54,369)
      Interest income                                      5,569         2,650
      Other                                                   --         3,351
                                                        --------   -----------
         Total Other Income (Expense)                      5,569       (48,368)
                                                        --------   -----------
            Income (Loss) from Continuing Operations     129,895    (8,282,535)

DISCONTINUED OPERATIONS
   Loss from Operations of VIVI-Japan                         --      (149,854)
                                                        --------   -----------
NET INCOME (LOSS)                                       $129,895   $(8,432,389)
                                                        ========   ===========
INCOME (LOSS) PER COMMON SHARE
   Basic and Diluted -
      Continuing operations                             $   0.01   $     (1.17)
      Discontinued operations                                 --         (0.02)
                                                        --------   -----------
                                                        $   0.01   $     (1.19)
                                                        ========   ===========

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six months ended
                                                                        December 31,
                                                                  -----------------------
                                                                     2005         2004
                                                                  ---------   -----------
                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $ 129,895   $(8,432,389)
Discontinued operations                                                  --       149,854
                                                                  ---------   -----------
Income (loss) from continuing operations                            129,895    (8,282,535)
   Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by operating activities:
      Depreciation                                                    3,719         4,004
      Amortization of intangibles                                        --        13,333
      Changes in operating assets and liabilities from
         continuing operations:
         Accounts receivable                                          1,153       590,552
         Inventories                                                  2,269         3,390
         Prepaid expenses                                             5,558           199
         Accounts payables and accrued expenses                    (106,123)      232,343
         Accrued expense - Mitsubishi litigation                         --     8,174,518
                                                                  ---------   -----------
Net cash provided by operating activities from continuing
   operations                                                        36,471       735,804
                                                                  ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   Purchases of equipment                                                --       (23,301)
                                                                  ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   Payments on notes payable - related parties                           --       (50,000)
                                                                  ---------   -----------
DISCONTINUED OPERATIONS
   Net cash used by operating activities                                 --       (62,012)
   Net cash provided by investing activities                             --        35,745
   Net cash used by financing activities                                 --       (99,499)
                                                                  ---------   -----------
NET CASH USED BY DISCONTINUED OPERATIONS                                 --      (125,766)
                                                                  ---------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  --        14,739
                                                                  ---------   -----------
NET INCREASE IN CASH                                                 36,471       551,476
CASH AT BEGINNING OF PERIOD                                         432,518       275,034
                                                                  ---------   -----------
CASH AT END OF PERIOD                                             $ 468,989   $   826,510
                                                                  =========   ===========
NONCASH ACTIVITIES
   Applied prepayment on subscription receivable to
      subscription receivable                                     $ 111,111   $        --

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-KSB as of and for the year ended June 30, 2005. The Condensed Consolidated Balance Sheet at June 30, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share, in addition to the weighted average determined for basic net income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options and warrants, preferred stock, and convertible notes payable. For the three months ended December 31, 2005 and 2004, and the six months ended December 31, 2004, the stock options and warrants, preferred stock, and convertible notes payable were antidilutive and, therefore, were not included in the computations of diluted net loss per common share.

The weighted average shares outstanding were as follows:

    December 31, 2005           December 31, 2004
-------------------------   -------------------------
Three Months   Six Months   Three Months   Six Months
------------   ----------   ------------   ----------
 15,078,598    15,078,598     7,071,849     7,071,849

Diluted net income per common share for the six months ended December 31, 2005, was computed as follows:

Net income for per share computation        $   129,895
                                            ===========
Weighted average shares outstanding          15,078,598
Incremental shares from assumed exercise
   or conversion of dilutive instruments:
   Options and warrants                          15,000
   Preferred stock                               10,000
                                            -----------
Shares outstanding - diluted                 15,103,598
                                            ===========
Net income per common share                 $      0.01
                                            ===========

Stock-Based Compensation

     The Company followed the accounting guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. No compensation cost had been recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's net loss and net loss per common share for the three and six month periods ended December 31, 2004, would have been insignificant.

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

Notes Payable - Related Parties

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

Licensing Fees

     Veritec has long been burdened by having to compete against the technology learned from its patents by other companies having greater resources and access to capital markets. The Company has identified numerous companies it believes uses its technology without license or authorization. Management is confident that the use of the Company's intellectual property without a license will be addressed on a case-by-case basis as a result of its relationship with Acacia. For the three and six months ended December 31, 2005, the Company has recognized licensing revenue of $119,535 and $179,053, respectively through its relationship with Acacia. The Company has received additional licensing revenue from Acacia of $1,234,997, of which, $590,214 and $644,783 was earned in fiscal years 2006 and 2007, respectively.

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

Results of Operations - December 31, 2005 compared to December 31, 2004

Revenues

     Revenues of $797,752 for the six months ended December 31, 2005 decreased by $586,997 or 42% lower than for the same period ended December 31, 2004. Revenues of $241,095 for the three months ended December 31, 2005 decreased by $138,460 or 36% lower than for the same period ended December 31, 2004.

     The decline in revenues was a result of management's focus on the bankruptcy and the Mitsubishi litigation. Consequently, Veritec's plans to introduce new marketing efforts, applications and solutions were delayed. This decline in revenues was partially offset by licensing fee revenue from Acacia of $119,535 and $179,053 for the three and six months ended December 31, 2005, respectively. There was no licensing fee revenue for the three or six months ended December 31, 2004.

Cost of Sales

     Cost of sales of $33,643 for the six months ended December 31, 2005 increased by $21,348 or 174% from the same period in 2004, and increased 3% as a percent of sales for the period. For the three months ended December 31, 2005, cost of sales of $16,286 increased $10,032 or 160% from the same period in 2004, and increased 5% as a percent of sales for the same period. The increase in cost of sales was due to a change in the sales mix from software sales, which carry a higher margin, to hardware sales, which carry a lower margin.

Selling, General and Administrative

     Selling, general and administrative expenses of $581,584 for the six months ended December 31, 2005, decreased by $815,822 or 58% from the same period in 2004. For the three months period ended December 31, 2005, selling, general and administrative expenses of $279,606 decreased $83,319 or 23% lower than the same period in 2004. The decrease was from reduced legal costs due to the Mitsubishi arbitration process having concluded and an overall reduction of expenses from cost cutting efforts. Subsequently, however, the Company began incurring and will continue to incur increased legal fees from pursuing protection in bankruptcy and while seeking to cause the arbitrator's award to be overturned on appeal.

Research and Development

     Research and development expense of $58,199 for the six months ended December 31, 2005 increased by $23,502 from 2004. For the three months ended December 31, 2005, research and development expenses of $33,972 increased $20,140, from the same period in 2004.

Mitsubishi Litigation

In the three and six months ended December 31, 2004, the Company recorded the Mitsubishi arbitration award of $8,174,518.

Interest Expense

There was no interest expense for the three or six months ended December 31, 2005, as no debt was outstanding. Interest expense for the three and six months ended December 31, 2004, was $22,247 and $54,369, respectively.

Capital Expenditures and Future Commitments

     For the six months ended December 31, 2005, there were no capital expenditures. Capital expenditure for the six months ended December 31, 2004 was $23,301 for the purchase of a vehicle. Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

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

     For the three months and six months ended December 31, 2005, the Company has recognized licensing revenue of $119,535 and $179,053, respectively, through its relationship with Acacia. The Company received additional licensing revenue from Acacia of $1,234,997, of which, $590,214 and $644,783 was earned in fiscal year 2006 and 2007, respectively.

     As of November 13, 2006, the Company had consolidated cash balances of $1,038,381, which, we believe is sufficient to meet our short-term needs. However, the Company may need additional capital to continue to develop and expand.

Quantitative and Qualitative Disclosures About Market Risk

     The Company has not issued or invested in financial instruments or derivatives for trading or speculative purposes. The Company did maintain foreign bank accounts denominated in Japanese Yen in the fiscal quarter of December 31, 2004, but no longer maintains these accounts. The Company is not actively involved in the trading of foreign currency and fluctuations in currency exchange rates have had no material impact. Although the Company is involved in the sales of its products to the Asian markets, all products are priced in United States Dollars and, as such, sales are not subject to material foreign currency exchange rate risk.

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

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB for the quarter ended December 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized on the November 14, 2006.

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