Form 10QSB
period 2006-03-31
VERITEC INC
filed 2006-11-15
CIK 773318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                 For the quarterly period ended March 31, 2006

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No  X
                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 2006, the Company had:

                        Number of Shares of Common Stock
                                   15,078,598

     Transition Small Business Disclosure Format (check one): Yes     No  X
                                                                  ---    ---

Table of Contents

                                   FORM 10-QSB
                                  VERITEC, INC.

                                      INDEX

                                                                         Page(s)
                                                                         -------
PART I. FINANCIAL INFORMATION                                                1
Item 1.    Financial Statements                                              1
Item 2.    Management's Discussion and Analysis or Plan of Operations        8
Item 3.    Controls and Procedures                                          12

PART II. OTHER INFORMATION                                                  13
Item 1.    Legal Proceedings                                                13
Item 1A.   Risk Factors                                                     15
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      16
Item 3.    Defaults Upon Senior Securities                                  16
Item 4.    Submission of Matters to a Vote of Security Holders              16
Item 5.    Other Information                                                16
Item 6.    Exhibits                                                         17
           Signatures                                                       17
           Exhibits Index                                                   18

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         VERITEC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,      June 30,
                                                                     2006           2005
                                                                 ------------   ------------
                                                                  (Unaudited)     (Audited)
ASSETS

Current Assets:
   Cash                                                          $    923,424   $    432,518
   Accounts receivable, net                                           129,603          2,958
   Inventories                                                          3,616          6,693
   Prepaid expenses                                                     1,150          6,708
                                                                 ------------   ------------
      Total Current Assets                                          1,057,793        448,877
Property and Equipment, net                                            17,513         22,603
                                                                 ------------   ------------
      Total Assets                                               $  1,075,306   $    471,480
                                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                              $    115,855   $  1,581,943
   Accrued expenses                                                    37,593        159,932
   Accrued expense - Mitsubishi litigation                            300,000      8,174,518
                                                                 ------------   ------------
      Total Current Liabilities                                       453,448      9,916,393

Prepayment on Stock and Subscription Receivable                       147,563        314,230
                                                                 ------------   ------------
      Total Liabilities                                               601,011     10,230,623
                                                                 ------------   ------------
Commitments and Contingencies

Stockholders' Equity (Deficit):
   Convertible preferred stock, par value $1.00;
      authorized 10,000,000 shares, 276,000
      shares of Series H authorized, 1,000 shares issued                1,000          1,000
   Common stock, par value $.01; authorized 20,000,000 shares,
      15,078,598 shares issued                                        150,786        150,786
   Subscription receivable                                           (431,315)      (560,176)
   Additional paid-in capital                                      13,409,814     13,372,008
   Accumulated deficit                                            (12,655,990)   (22,722,761)
                                                                 ------------   ------------
      Total Stockholders' Equity (Deficit)                            474,295     (9,759,143)
                                                                 ------------   ------------
      Total Liabilities and Stockholders' Equity (Deficit)       $  1,075,306   $    471,480
                                                                 ============   ============

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                        ------------------------
                                                            2006         2005
                                                        -----------   ----------
                                                                      (Restated)
CONTINUING OPERATIONS
   Revenues                                              $  683,379   $  94,796
   Cost of Sales                                              9,571      21,728
                                                         ----------   ---------
   Gross Profit                                             673,808      73,068
                                                         ----------   ---------
   Operating Expenses:
      Selling, general and administrative                    92,124     450,110
      Research and development                                2,537      41,252
                                                         ----------   ---------
         Total Operating Expenses                            94,661     491,362
                                                         ----------   ---------
   Operating Income (Loss) from Continuing Operations       579,147    (418,294)
                                                         ----------   ---------
   Other Income (Expense):
      Settlement with creditors                           9,356,948          --
      Interest expense                                           --      (5,667)
      Interest income                                           782       3,578
      Other                                                      --      (3,350)
                                                         ----------   ---------
         Total Other Income (Expense)                     9,357,730      (5,439)
                                                         ----------   ---------
            Income (Loss) from Continuing Operations      9,936,877    (423,733)
DISCONTINUED OPERATIONS
  Loss from Operations of VIVI-Japan                             --     (88,213)
                                                         ----------   ---------
NET INCOME (LOSS)                                        $9,936,877   $(511,946)
                                                         ==========   =========
INCOME (LOSS) PER COMMON SHARE
   Basic and Diluted -
      Continuing operations                              $     0.66   $   (0.03)
      Discontinued operations                                    --          --
                                                         ----------   ---------
                                                         $     0.66   $   (0.03)
                                                         ==========   =========

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Nine months
                                                             ended March 31,
                                                        -------------------------
                                                            2006          2005
                                                        -----------   -----------
                                                                       (Restated)
CONTINUING OPERATIONS
   Revenues                                             $ 1,481,130   $ 1,479,545
   Cost of Sales                                             43,214        34,023
                                                        -----------   -----------
   Gross Profit                                           1,437,916     1,445,522
                                                        -----------   -----------
   Operating Expenses:
      Selling, general and administrative                   673,707     1,848,748
      Research and development                               60,737        75,949
      Mitsubishi litigation                                      --     8,174,518
                                                        -----------   -----------
        Total Operating Expenses                            734,444    10,099,215
                                                        -----------   -----------
   Operating Income (Loss) from Continuing Operations       703,472    (8,653,693)
                                                        -----------   -----------
   Other Income (Expense):
      Settlement with creditors                           9,356,948            --
      Interest expense                                           --       (60,035)
      Interest income                                         6,351         6,228
      Other                                                      --            --
                                                        -----------   -----------
         Total Other Income (Expense)                     9,363,299       (53,807)
                                                        -----------   -----------
            Income (Loss) from Continuing Operations     10,066,771    (8,707,500)

DISCONTINUED OPERATIONS
   Loss from Operations of VIVI-Japan                            --      (238,066)
                                                        -----------   -----------
NET INCOME (LOSS)                                       $10,066,771   $(8,945,566)
                                                        ===========   ===========
INCOME (LOSS) PER COMMON SHARE
   Basic and Diluted -
      Continuing operations                             $      0.67   $     (0.90)
      Discontinued operations                                    --         (0.02)
                                                        -----------   -----------
                                                        $      0.67   $     (0.92)
                                                        ===========   ===========

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine months
                                                                       ended March 31,
                                                                  -------------------------
                                                                      2006          2005
                                                                  -----------   -----------
                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $10,066,771   $(8,945,566)
Discontinued operations                                                    --       238,066
                                                                  -----------   -----------
Income (loss) from continuing operations                           10,066,771    (8,707,500)
   Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by operating activities:
      Settlement with creditors                                    (9,356,948)           --
      Depreciation                                                      5,090         6,006
      Amortization of intangibles                                          --        13,334
      Stock issued for compensation                                        --        66,300
      Payroll applied to prepayment on subscription receivable             --        20,527
      Changes in operating assets and liabilities from
         continuing operations:
         Accounts receivable                                         (126,645)      749,564
         Inventories                                                    3,077        15,938
         Prepaid expenses                                               5,558       101,700
         Accounts payables and accrued expenses                      (105,997)      234,257
         Accrued expense - Mitsubishi Litigation                           --     8,174,518
                                                                  -----------   -----------
Net cash provided by operating activities from continuing
   operations                                                         490,906       674,644
                                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   Purchases of equipment                                                  --       (23,694)
                                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   Payments on notes payable - related parties                             --       (50,000)
                                                                  -----------   -----------
DISCONTINUED OPERATIONS
   Net cash used by operating activities                                   --      (115,843)
   Net cash provided by investing activities                               --        30,114
   Net cash used by financing activities                                   --      (115,385)
                                                                  -----------   -----------
NET CASH USED BY DISCONTINUED OPERATIONS                                   --      (201,114)
                                                                  -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    --           188
                                                                  -----------   -----------
NET INCREASE IN CASH                                                  490,906       400,024
CASH AT BEGINNING OF PERIOD                                           432,518       275,034
                                                                  -----------   -----------
CASH AT END OF PERIOD                                             $   923,424   $   675,058
                                                                  ===========   ===========
NONCASH ACTIVITIES
   Applied prepayment on subscription receivable to
      subscription receivable                                     $   166,667   $   166,667

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

     In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of all disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. As a result of the closing of the Chapter 11 bankruptcy on August 8, 2006, the Company recorded income, for the three and nine months ended March 31, 2006, of $9,356,948 ($0.62 per common share, basic and diluted) including $7,874,518 owed to Mitsubishi.

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-KSB as of and for the year ended June 30, 2005. The Condensed Consolidated Balance Sheet at June 30, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share, in addition to the weighted average determined for basic net income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options and warrants, preferred stock, and convertible notes payable. For the three months and nine months ended March 31, 2005, the stock options and warrants, preferred stock, and convertible notes payable were antidilutive and, therefore, were not included in the computations of diluted net loss per common share.

The weighted average shares outstanding were as follows:

      March 31, 2006,              March 31, 2005
--------------------------   --------------------------
Three Months   Nine Months   Three Months   Nine Months
------------   -----------   ------------   -----------
 15,078,598     15,078,598     15,078,165     9,701,661

Diluted net income per common share for the three months and nine months ended March 31, 2006, was computed as follows:

                                                    March 31, 2006
                                              --------------------------
                                              Three Months   Nine Months
                                              ------------   -----------
Net income for per share computation           $ 9,936,877   $10,066,771
                                               ===========   ===========
Weighted average shares outstanding             15,078,598    15,078,598
Incremental shares from assumed exercise or
   conversion of dilutive instruments:
   Options and warrants                             15,000        15,000
   Preferred Stock                                  10,000        10,000
                                               -----------   -----------
Shares outstanding - diluted                    15,103,598    15,103,598
                                               ===========   ===========
Net income per common share                    $      0.66   $      0.67
                                               ===========   ===========

Stock-Based Compensation

     The Company followed the accounting guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. No compensation cost had been recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's net loss and net loss per common share for the three and nine month ended March 31, 2005, would have been insignificant.

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

     The Company liquidated its VIVI-Japan operations in April 2005. Management believes that the conditions for reporting VIVI-Japan as a discontinued operation under the above requirements of SFAS No. 144 were appropriate. The comparative 2005 condensed consolidated financial statements have been restated to show the discontinued operation.

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

Licensing Fees

     Veritec has long been burdened by having to compete against the technology learned from its patents by other companies having greater resources and access to capital markets. The Company has identified numerous companies it believes uses its technology without license or authorization. Management is confident that the use of the Company's intellectual property without a license will be addressed on a case-by-case basis as a result of its relationship with Acacia. For the three months and nine months ended March 31, 2006, the Company recognized licensing revenue of $- and $179,053, respectively, through its relationship with Acacia. The Company has received additional licensing revenue from Acacia of $1,234,997, of which, $590,214 and $644,783 was earned in fiscal years 2006 and 2007, respectively.

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

Results of Operations - March 31, 2006 compared to March 31, 2005

Revenues

     Revenues of $1,481,130 for the nine months ended March 31, 2006 increased by $1,585 or 0.1% higher than for the same period ended March 31, 2005. Revenues of $683,379 for the three months ended March 31, 2006, increased $588,583 or 621% more than the same period ended March 31, 2005.

     The increase in revenues for the three months ended March 31, 2006 was due in part to conversion from Chapter 7 to Chapter 11 of the bankruptcy code in March 2006. While in Chapter 7 of the bankruptcy code, the Company was not allowed to sell its products; upon conversion to Chapter 11, there was a backlog of orders that were filled.

     Licensing revenue from Acacia was $0 and $179,053 for the three and nine months ended March 31, 2006, respectively, there was no licensing revenue for the three and nine months ended March 31, 2005.

Cost of Sales

     Cost of sales of $43,214 for the nine months ended March 31, 2006, increased by $9,191 or 27% from the same period in 2005. For the three months ended March 31, 2006, cost of sales decreased $12,157 or 56% from the same period in 2005, and decreased 22% as a percent of sales for the same period. The decrease in cost of sales was due to a change in the sales mix to software sales, which carry a higher margin, from hardware sales, which carry a lower margin.

Selling, General and Administrative

     Selling, general and administrative expenses of $673,707 for the nine months ended March 31, 2006, decreased by $1,175,041 or 64% from the same period in 2005. For the three months period ended March 31, 2006, selling, general and administrative expenses of $92,124 decreased $357,986 or 80% lower than the same period in 2005. The decrease was from reduced legal costs due to the Mitsubishi arbitration process having concluded and an overall reduction of expenses from cost cutting efforts.

Research and Development

     Research and development expense of $60,737 for the nine months ended March 31, 2006 decreased by $15,212 from 2005. For the three months ended March 31, 2006, research and development expenses of $2,537 decreased $38,715 from the same period in 2005.

Mitsubishi Litigation

In the nine months ended, March 31, 2005, the Company recorded the Mitsubishi arbitration award of $8,174,518

Interest Expense

There was no interest for the three and nine months ended March 31, 2006, as no debt was outstanding. Interest expense for the three and nine months ended March 31, 2005, was $5,667 and $60,035, respectively.

Settlement with Creditors

As a result of the closing of the Chapter 11 bankruptcy on August 8, 2006, the Company recorded income of $9,356,948 ($0.62 per common share, basic and diluted) from the relief of debt including $7,874,518 owed to Mitsubishi for the three and nine months ended March 31, 2006.

Capital Expenditures and Future Commitments

     For the nine months ended March 31, 2006, there were no capital expenditures. Capital expenditure for the nine months ended March 31, 2005, was $23,694 primarily from the purchase of a vehicle. Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Liquidity and Capital Resources

     The Company has relied on The Matthews Group for funding. Through November, 2006, The Matthews Group has funded $1,666,082, including prepayments, of the original of $2,000,000 stock subscription receivable.

     In February 2005, Veritec filed for bankruptcy protection under Chapter 11 and in August 2006 emerged from bankruptcy. Reflected in the Condensed Consolidated Financial Statements appearing in this Form 10-QSB, is $9,356,948 of debt relieved including $7,874,518 owed to Mitsubishi.

     For the three months and nine months ended March 31, 2006, the Company has recognized licensing revenue of $0 and $179,053, respectively, through its relationship with Acacia. The Company received additional licensing revenue from Acacia of $1,234,997, of which, $590,214 and $644,783 was earned in fiscal years 2006 and 2007, respectively.

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

     In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement whereby, in exchange for $300,000, a license to utilize Veritec's VeriCode(R) Technology, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, Mitsubishi waived its right to the $8,174,518 and granted Veritec a license to use the Mitsubishi Error Detection and Correction Technology. In light of the Settlement Agreement entered into with Mitsubishi, on March 8, 2006, the Bankruptcy Court ruled in favor of reconverting Veritec's case in bankruptcy back to one under Chapter 11 of the Bankruptcy Code. Veritec's Third Amended Plan of Reorganization was formally filed with the Court on March 13, 2006. In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree Closing the Chapter 11 case in its entirety. As a result of the closing of the Chapter 11 bankruptcy on August 8, 2006, the Company recorded income in the Condensed Consolidated Financial Statements appearing in this Form 10-QSB, for the three and nine months ended March 31, 2006, of $9,356,948 ($0.62 per common share, basic and diluted) including $7,874,518 owed to Mitsubishi.

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

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB for the quarter ended March 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized on the November 14, 2006.

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