Form 10KSB
period 2006-06-30
VERITEC INC
filed 2006-11-15
CIK 773318

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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

Revenues for the year ended June 30, 2006 were $2,362,484.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, computed by reference to the average bid price of the common stock on June 30, 2005, was approximately $8,579,048.

Number of shares outstanding as of June 30, 2006 was: 15,078,598.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X].

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB for the period ended June 30, 1999 is hereby incorporated by reference.

        THIS DOCUMENT CONSISTS OF 48 PAGES, INCLUDING THE EXHIBIT PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 44.

                                  VERITEC, INC.

                                   FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I ..............................................................          4

           FORWARD - LOOKING STATEMENTS .............................          4

   ITEM 1  DESCRIPTION OF BUSINESS ..................................          4

   ITEM 1A RISK FACTORS .............................................         10

   ITEM 2  DESCRIPTION OF PROPERTY ..................................         12

   ITEM 3  LEGAL PROCEEDINGS ........................................         12

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......         15

PART II .............................................................         15

   ITEM 5  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
           SECURITIES ...............................................         15

   ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION ................................................         16

   ITEM 7  FINANCIAL STATEMENTS .....................................         19

   ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES .....................         39

   ITEM 8A CONTROLS AND PROCEDURES ..................................         39

   ITEM 8B OTHER INFORMATION ........................................         39

PART III ............................................................         40

   ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION
           16 (a) OF THE EXCHANGE ACT ...............................         40

   ITEM 10 EXECUTIVE COMPENSATION ...................................         41

   ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...............         41

   ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE ....................................         42

   ITEM 13 EXHIBITS .................................................         44

   ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES ...................         45

   SIGNATURES .......................................................         45

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

In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. As reflected in the Consolidated Financial Statements appearing in this Form 10-KSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

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

The Company also seeks fees from the enforcement and licensing of it patents under its Exclusive License Agreement with Acacia. These fees have been a primary source of revenue for the Company.

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

     Major Customers

During the fiscal year ended June 30, 2006, two foreign customers accounted for 41% of our revenues and three customers accounted for 74% of our revenues. Our largest customers have distribution facilities in Korea, Japan and Taiwan. During the fiscal year ended June 30, 2005, two foreign customers and two United States based customers accounted for 77% of our revenues.

     Engineering, Research and Development

As of June 30, 2006, Veritec employed two full-time engineers and two consultants in its engineering, research and development department. Despite the fact that we were trying to improve our products and to develop new ones, with the Company in bankruptcy we had to curtail these efforts. Since emerging from bankruptcy we now employ three full-time engineers and have resumed our research and development efforts.

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

     Employees

As of June 30, 2006, inclusive of the two full-time engineers and two contracted individuals employed by the Company in its engineering, research and development department as described above, the Company employs six full-time employees and one part-time employee compared to seven full-time employees and one part-time employees in 2005. In addition, the Company retained three consultants to provide specific services related to various projects and specific needs throughout the year. The Company continually evaluates the need for the hiring of qualified personnel.

     Financial Information about Geographic Areas

Foreign revenues accounted for 65% of the Company's revenue in fiscal year 2006 compared to 63% in fiscal year 2005. To date our revenues are concentrated in Japan, Korea and Taiwan.

     Available Information

The public may read and copy any materials Veritec has filed with the United States Bankruptcy Court for the District of Minnesota at Room 301 U.S. Courthouse, 300 South Fourth Street, Minneapolis, Minnesota 55415, attention Ms. Lori Vosejpke, Bankruptcy Clerk (612) 664-5200.

The public may read and copy any materials we have filed with the Securities and Exchange Commission (SEC) at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file reports with the SEC. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov; or, by accessing www.freeedgar.com; and other Internet based financial service providers. Other information about us can be found at our website, www.veritecinc.com and by contacting the Company at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427 (763) 253-2670.

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

In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement whereby, in exchange for $300,000, a license to utilize Veritec's VeriCode(R) Technology, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, Mitsubishi waived its right to the $8,174,518 and granted Veritec a license to use the Mitsubishi Error Detection and Correction Technology. In light of the Settlement Agreement entered into with Mitsubishi, on March 8, 2006, the Bankruptcy Court ruled in favor of reconverting Veritec's case in bankruptcy back to one under Chapter 11 of the Bankruptcy Code. Veritec's Third Amended Plan of Reorganization was formally filed with the Court on March 13, 2006. In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree Closing the Chapter 11 case in its entirety. As reflected in the Consolidated Financial Statements appearing in this Form 10-KSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

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

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters where submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter. An annual report will not be issued to our shareholders for the period ended June 30, 2006.

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

                     Fiscal 2006   Fiscal 2006
Market Price Range   -----------   -----------
of Common Stock       High   Low    High   Low
------------------    ----   ---    ----   ---
Quarter Ended
September 30           .52   .12     .90   .25
December 31            .63   .13    1.90   .33
March 31               .65   .17    2.95   .14
June 30               2.95   .47     .75   .32

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

     Current Sales of Unregistered Securities

None

     ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Results of Continuing Operations - June 30, 2006 compared to June 30, 2005

We had net income from continuing operations of $10,112,971 in the fiscal year ended June 30, 2006 compared to a net loss from continuing operations of $9,092,625 in the fiscal year ended June 30, 2005. Income generated in 2006 was mostly related to debt relieved totaling $9,356,948.

     Results of Discontinued Operations - June 30, 2006 compared to June 30,
2005

We had a net loss from discontinued operations of $306,688 in the fiscal year ended June 30, 2005. The 2005 loss was due to a decline in revenue of $210,300 for fiscal 2005, a decrease in gross profit percent to 26.2% in fiscal 2005, and disposal costs.

     Revenues

Revenues from continuing operations increased from $1,617,498 for fiscal year ended June 30, 2005 to $2,362,484 for fiscal year ended June 30, 2006 or 46%. The increase in revenues was due in part, from the conversion from Chapter 7 to Chapter 11 of the Bankruptcy Code in March 2006. While in Chapter 7 of the Bankruptcy Code, the Company was not allowed to sell its products; upon conversion to Chapter 11 there was a backlog of orders that were filled. The increase was also attributed to the licensing fee revenue from Acacia of $769,267 in 2006 compared to $57,280 in 2005.

     Operating Expenses

Operating expense of $1,585,178 for fiscal year ended June 30, 2006 was $9,046,083 or 85% lower than operating expense of $10,631,261 for fiscal year ended June 30, 2005. The Mitsubishi award of $8,174,518 accounts for 77% of the operating expenses in fiscal year ended June 30, 2005. The decrease was from reduced legal costs due to the Mitsubishi litigation process having concluded and an overall reduction of expenses from cost cutting efforts.

     Other Income (Expense)

As a result of the closing of the Chapter 11 bankruptcy on August 8, 2006, the Company recorded income of $9,356,948 ($0.62 per common share, basic and diluted) from the relief of debt including $7,874,518 owed to Mitsubishi for the fiscal year ended June 30, 2006.

Interest expense for the fiscal year ended June 30, 2005 was $60,035. There was no interest expense in fiscal year ended June 30, 2006, as no debt was outstanding.

     Capital Expenditures and Commitments

During the fiscal year ended June 30, 2006, we incurred capital purchases of $6,002 compared to $23,693 in 2005. Although we continue to minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

     Liquidity

The Company has relied on The Matthews Group for funding. Through November, 2006, The Matthews Group has funded $1,666,082, including prepayments, of the original of $2,000,000 stock subscription receivable.

In February 2005, Veritec filed for bankruptcy protection under Chapter 11 and in August 2006 emerged from bankruptcy. As reflected in the Consolidated Financial Statements appearing in this Form 10-KSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

As of June 30, 2006 and 2005, the Company has recognized licensing revenue of $769,267 and $57,280, respectively, through its relationship with Acacia. The Company has received additional licensing revenue from Acacia of $ $644,783 in fiscal year 2007.

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

     Critical Accounting Policies

Stock-Based Compensation:

The Company followed the accounting guidance of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the effect on the Company's 2005 net loss and loss per common share would have been insignificant.

The Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", in December 2004, which requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. The new rule allowed companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) became effective for the Company on July 1, 2005. Adoption of SFAS No. 123(R) had no impact on the Company's consolidated financial statements as all options were fully-vested at the adoption date.

Accounting for Discontinued Operations:

Under the provisions of SFAS No. 144 "Accounting for the impairment or Disposal of Long-Lived Assets (as amended), if a component of an entity is either classified as held-for-sale or has been disposed of during the period, the results of its operations are to be reported in discontinued operations, provided that both of the following conditions are met:

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

     ITEM 7 FINANCIAL STATEMENTS

                         VERITEC, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2006 AND 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................    20
CONSOLIDATED BALANCE SHEETS..............................................    21
CONSOLIDATED STATEMENTS OF OPERATIONS....................................    22
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)................    23
CONSOLIDATED STATEMENTS OF CASH FLOWS....................................    24
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................    25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Veritec, Inc.
Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company filed for bankruptcy protection on February 28, 2005, and emerged from bankruptcy on August 8, 2006 (Note 1). The Company is involved in various litigation matters, which could have a significant effect on the Company (Note
11).


/s/ Lurie Besikof Lapidus & Company, LLP
----------------------------------------
Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota

November 13, 2006

                         VERITEC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2006 AND 2005

                                                                    2006           2005
                                                                ------------   ------------
ASSETS
Current Assets:
   Cash                                                         $    898,424   $    432,518
   Accounts receivables, net of allowance of $28,000 and
      $26,000                                                         59,173          2,958
   Inventories                                                         7,495          6,693
   Prepaid expenses                                                    4,650          6,708
                                                                ------------   ------------
         Total Current Assets                                        969,742        448,877
Property and Equipment, net                                           21,088         22,603
                                                                ------------   ------------
         Total Assets                                           $    990,830   $    471,480
                                                                ============   ============
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable                                             $     37,400   $  1,581,943
   Accrued expenses                                                  285,372        159,932
   Accrued expense - Mitsubishi litigation                                --      8,174,518
                                                                ------------   ------------
         Total Current Liabilities                                   322,772      9,916,393
Prepayment on Stock and Subscription Receivable                       92,008        314,230
                                                                ------------   ------------
         Total Liabilities                                           414,780     10,230,623
                                                                ------------   ------------
Commitments and Contingencies
Stockholders' Equity (Deficit):
   Convertible preferred stock, par value $1.00; authorized
      10,000,000 shares, 276,000 shares of Series H
      authorized, 1,000 shares issued                                  1,000          1,000
   Common stock, par value $.01; authorized 20,000,000
      shares, 15,078,598 shares issued                               150,786        150,786
   Subscription receivable                                          (386,138)      (560,176)
   Additional paid-in capital                                     13,420,192     13,372,008
   Accumulated deficit                                           (12,609,790)   (22,722,761)
                                                                ------------   ------------
         Total Stockholders' Equity (Deficit)                        576,050     (9,759,143)
                                                                ------------   ------------
         Total Liabilities and Stockholders' Equity (Deficit)   $    990,830   $    471,480
                                                                ============   ============

                 See notes to consolidated financial statements

                         VERITEC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2006 AND 2005

                                                         2006          2005
                                                     -----------   -----------
CONTINUING OPERATIONS
   Revenues                                          $ 2,362,484   $ 1,617,498
   Cost of Sales                                          37,849        37,339
                                                     -----------   -----------
   Gross Profit                                        2,324,635     1,580,159
                                                     -----------   -----------
   Operating Expenses:
      General and administrative                       1,361,521     2,283,781
      Sales and marketing                                 30,132        64,287
      Research and development                           193,525       108,675
      Mitsubishi litigation                                   --     8,174,518
                                                     -----------   -----------
         Total Operating Expenses                      1,585,178    10,631,261
                                                     -----------   -----------
Operating Income (Loss) from Continuing Operations       739,457    (9,051,102)
                                                     -----------   -----------
   Other Income (Expense):
      Settlement with creditors                        9,356,948            --
      Interest expense                                        --       (60,035)
      Interest income                                     16,566         8,808
      Other                                                   --         9,704
                                                     -----------   -----------
         Total Other Income (Expense)                  9,373,514       (41,523)
                                                     -----------   -----------
         Income (Loss) from Continuing Operations     10,112,971    (9,092,625)
                                                     -----------   -----------
DISCONTINUED OPERATIONS
   Loss from Operations of VIVI-Japan                         --      (262,596)
   Loss on Disposal of VIVI-Japan                             --       (44,092)
                                                     -----------   -----------
         Loss from Discontinued Operations                    --      (306,688)
                                                     -----------   -----------
NET INCOME (LOSS)                                    $10,112,971   $(9,399,313)
                                                     ===========   ===========
INCOME (LOSS) PER COMMON SHARE
   Basic and Diluted -
      Continuing operations                          $      0.67   $     (0.82)
      Discontinued operations                                 --         (0.03)
                                                     -----------   -----------
                                                     $      0.67   $     (0.85)
                                                     ===========   ===========

                 See notes to consolidated financial statements

                         VERITEC, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JUNE 30, 2006 AND 2005

                             Preferred Stock       Common Stock                  Additional                Cumulative Stockholders'
                            -----------------  ------------------- Subscription   Paid-in    Accumulated  Translation     Equity
                             Shares   Amount     Shares    Amount   Receivable    Capital      Deficit     Adjustment   (Deficit)
                            -------  --------  ---------- -------- ------------ ----------- ------------  ----------- -------------
BALANCE, June 30, 2004       76,000  $ 76,000   7,071,849 $ 70,718  $(717,717)  $12,280,961 $(13,323,448)  $ 10,697    $(1,602,789)

   Conversion of preferred
      stock to common stock (75,000)  (75,000)    750,000    7,500         --        67,500           --         --             --
   Conversion of notes
      payable at $0.10 per
      share to common stock      --        --   5,595,358   55,954         --       503,582           --         --        559,536
   Conversion of notes
      payable at $0.25 per
      share to common stock      --        --   1,622,391   16,224         --       389,374           --         --        405,598
   Employee stock bonus          --        --      39,000      390         --        65,910           --         --         66,300
   Imputed interest on
      subscription
      receivable                 --        --          --       --    (64,681)       64,681           --         --             --
   Subscription receivable
      reduction                  --        --          --       --    222,222            --           --         --        222,222
   Foreign currency
      translation
      adjustments                --        --          --       --         --            --           --    (10,697)       (10,697)
   Net loss                      --        --          --       --         --            --   (9,399,313)        --     (9,399,313)
                            -------  --------  ---------- --------  ---------   ----------- ------------   --------    -----------
BALANCE, June 30, 2005        1,000     1,000  15,078,598  150,786   (560,176)   13,372,008  (22,722,761)        --     (9,759,143)

   Imputed interest on
      subscription
      receivable                 --        --          --       --    (48,184)       48,184           --         --             --
   Subscription receivable
      reduction                  --        --          --       --    222,222            --           --         --        222,222
   Net income                    --        --          --       --         --            --   10,112,971         --     10,112,971
                            -------  --------  ---------- --------  ---------   ----------- ------------   --------    -----------
BALANCE, June 30, 2006        1,000  $  1,000  15,078,598 $150,786  $(386,138)  $13,420,192 $(12,609,790)  $     --    $   576,050
                            =======  ========  ========== ========  =========   =========== ============   ========    ===========

                 See notes to consolidated financial statements

                         VERITEC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2006 AND 2005

                                                                              2006          2005
                                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                      $10,112,971   $(9,399,313)
   Discontinued operations                                                         --       306,688
                                                                          -----------   -----------
   Income (loss) from continuing operations                                10,112,971    (9,092,625)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
      Depreciation                                                              7,517         8,422
      Amortization of intangibles                                                  --        13,334
      Stock issued for compensation                                                --        66,300
      Payroll applied to prepayment on subscription receivable                     --        20,527
      Settlement with creditors                                            (9,356,948)           --
      Changes in operating assets and liabilities from continuing operations:
         Accounts receivable                                                  (56,215)      914,162
         Inventories                                                             (802)       14,037
         Prepaid expenses                                                       2,058       101,267
         Accounts payables and accrued expenses                                63,327       323,972
         Accrued expense - Mitsubishi litigation                             (300,000)    8,174,518
                                                                          -----------   -----------
   Net cash provided by operating activities from continuing operations       471,908       543,914
                                                                          -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   Purchases of equipment                                                      (6,002)      (23,693)
                                                                          -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   Payments on notes payable - related parties                                     --       (50,000)
                                                                          -----------   -----------
DISCONTINUED OPERATIONS
   Net cash used by operating activities                                           --      (209,414)
   Net cash provided by investing activities                                       --        30,114
   Net cash used by financing activities                                           --      (122,740)
                                                                          -----------   -----------
   Net cash used by discontinued operations                                        --      (302,040)
                                                                          -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            --       (10,697)
                                                                          -----------   -----------
NET INCREASE IN CASH                                                          465,906       157,484
CASH AT BEGINNING OF YEAR                                                     432,518       275,034
                                                                          -----------   -----------
CASH AT END OF YEAR                                                       $   898,424   $   432,518
                                                                          ===========   ===========

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

          VIVI-Japan: VIVI-Japan was actively engaged in the development and marketing of unique applications of Veritec products within Japan and Asia. VIVI-Japan was discontinued April 2005.

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

     In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of all disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. As reflected in these Consolidated Financial Statements, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

     Veritec had not filed any reports required under the Securities Act Exchange Act of 1934 while in Bankruptcy. Veritec is in the process of filing past due reports.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Veritec, VIVI-Japan, and VCode. All inter-company transactions and balances were eliminated in consolidation.

     Accounting for Discontinued Operations

     Under the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, if a component of an entity is either classified as held-for-sale or has been disposed of during the period, the results of its operations are to be reported in discontinued operations, provided that both of the following conditions are met:

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

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 7 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized.

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

     Revenue Recognition

     The Company accounts for revenue recognition in accordance with Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" and related amendments. Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted, the customers do not have a right of refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

     Shipping and Handling Fees and Cost

     Shipping and handling fees billed to customers are included in revenues and shipping and handling costs are included in cost of sales.

     Research and Development

     Research and development costs are expensed as incurred.

     Income (Loss) per Common Share

     Basic net income (loss) per common share is computed by dividing the income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted net income (loss) per common share, in addition to the weighted average determined for basic net income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options, warrants, and preferred stock. For the year ended June 30, 2005, the stock options, warrants and preferred stock were antidilutive and, therefore, were not included in the computations of diluted net loss per common share.

     Diluted net income per common share for the year ended June 30, 2006, was computed as follows:

Net income for per share computation       $10,112,971
                                           ===========
Weighted average shares outstanding         15,078,598
Incremental shares from assumed exercise
   or conversion of dilutive instruments:
   Options and warrants                         18,750
   Preferred stock                              10,000
                                           -----------
Shares outstanding - diluted                15,107,348
                                           ===========

     Stock-Based Compensation

     The Company followed the accounting guidance of Accounting Principles Board
     (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's 2005 net loss and loss per common share would have been insignificant.

     The Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", in December 2004, which requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. The new rule allowed companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) became effective for the Company on July 1, 2005. Adoption of SFAS No. 123(R) had no impact on the Company's consolidated financial statements as all options were fully-vested at the adoption date.

NOTE 2 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has relied on The Matthews Group for funding. Through November 2006, The Matthews Group has funded $1,666,082, including prepayments, of the original of $2,000,000 stock subscription receivable.

     In fiscal year 2005, related party indebtedness, including additional accrued interest, was satisfied by reducing the prepayment on subscription receivable account for $411,782, payment of $50,000 of debt plus interest, and conversion of $965,134 into shares of common stock. As of June 30, 2005, there is no related party indebtedness.

     In February 2005, Veritec filed for bankruptcy protection under Chapter 11 and emerged from bankruptcy in August 2006. As reflected in these Consolidated Financial Statements, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

     As of June 30, 2006 and 2005, the Company has recognized licensing revenue of $769,267 and $57,280, respectively, through its relationship with Acacia. The Company has received additional licensing revenue from Acacia of $644,783 in fiscal year 2007.

     As of November 13, 2006, the Company had consolidated cash balances of $1,038,381, which the Company believes are sufficient to meet our short-term needs. However, the Company may need additional capital to continue to develop and expand.

NOTE 3 - DISCONTINUED OPERATIONS

     Revenues of discontinued operations were $210,300 for the year ended June 30, 2005.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                     June 30,
                                -----------------
                                  2006      2005
                                -------   -------
Furniture and equipment         $62,159   $56,157
Vehicles                         35,301    35,301
                                -------   -------
                                 97,460    91,458
Less accumulated depreciation    76,372    68,855
                                -------   -------
                                $21,088   $22,603
                                =======   =======

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

     In October 2002, the Company's President, Van Tran, loaned $90,000 to the Company for working capital. This note was unsecured, bore 10% interest and was due on demand. Interest expense on this note was $5,144 in 2005. Accrued interest on this note totaled $20,777 at February 28, 2005. The note payable and accrued interest were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

     In fiscal years 2003 and 2002, The Matthews Group loaned the Company an aggregate of $200,000 for working capital. These notes were unsecured, bore 10% interest and were due May 25, 2003 to June 23, 2003. Interest expense on these notes totaled $13,334 in 2005. Accrued interest on these notes totaled $42,604 at February 28, 2005. The notes payable and accrued interest were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

     In June 2003, Veritec entered into an agreement to purchase The Matthews Group's 50% ownership of VIVI-USA. As part of this agreement, the Company issued The Matthews Group a promissory note of $50,000. The promissory note to The Matthews Group bore interest at 10% and was due June 25, 2004. Interest expense on this note was $3,333 in 2005 and 2004, respectively. Accrued interest on this note totaled $8,401 at February 28, 2005.

     The note payable and accrued interest were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

     In November 2003, a consultant and shareholder of the Company loaned $50,000 to the Company for working capital. This note was unsecured, bore 10% interest and was due November 12, 2004. Interest expense on this note totaled $833 in 2005 (including 2,500 shares of common stock to be issued). This note payable and accrued interest totaling $50,833 were repaid in August 2004. The issuance of the stock remains unsatisfied.

NOTE 6 - CONVERTIBLE NOTES - RELATED PARTIES

     In April 2002, The Matthews Group loaned $100,000 to the Company for working capital and to fund its investment in VIVI-USA. This note was convertible at the option of the holder into common shares of the Company at a convertible rate of $0.25 per share. This note was unsecured, bore 10% interest and was due March 28, 2003. Interest expense on this note was $6,070 in 2005. Accrued interest on this note totaled $27,576 at December 31, 2004. On December 22, 2004, The Matthews Group exercised its right to convert the principal amount and all accrued, unpaid interest into common stock of the Company as of December 31, 2004. The note and accrued unpaid interest of $27,576 at December 31, 2004, were converted into 510,302 shares of common stock.

     The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable, collectively called "The Gant Group." Payments by The Matthews Group to The Gant Group totaled $366,522 (principal - $286,453; interest - $75,069; and legal fees - $5,000). The amount paid to The Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances was incorporated into a $397,375 note on December 1, 2000. The note was convertible at the option of the holder into common shares of the Company at a convertible rate of $0.10 per share. This note was unsecured, bore 10% interest and was due on demand. Interest expense on this note was $19,868 in 2005. Accrued interest on this note totaled $162,161 at December 31, 2004. As of December 31, 2004, the principal amount of $397,375 and accrued unpaid interest of $162,161 were converted into 5,595,358 shares of common stock.

     In November 2003, Van Tran (Veritec CEO) and Larry Johanns (a principal of The Matthews Group) loaned $250,000 to the Company for working capital. The notes were convertible at the option of the holders into common shares of the Company at a conversion rate of $0.25 per share. These notes were unsecured, bore 10% interest and were due November 14, 2004. Interest expense on this note was $12,200 in 2005. Accrued interest on this note totaled $28,022 at December 31, 2004. As of December 31, 2004, the principal amount of $250,000 and accrued unpaid interest of $28,022 were converted into 1,112,089 shares of common stock.

NOTE 7 - PREPAYMENTS ON SUBSCRIPTION RECEIVABLE

     The Matthews Group made prepayments against the Company's subscription receivable (Note 8). These prepayments are unsecured and noninterest bearing. It is assumed the prepayment on the subscription receivable at June 30, 2006, will also ultimately be applied against the subscription receivable.

NOTE 8 - STOCKHOLDERS' EQUITY ( DEFICIT)

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

     Stock Options

     The Company has agreements with certain employees that provide for five years of annual grants of options to purchase shares of the Company's common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company issued 30,000 options under this arrangement in 2006 and entered into additional arrangements after the end of the year.

     The fair value of options granted in 2006 of $0.64 per share was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate - 4.96 %, dividend yield - 0%, volatility - 7.39%, and weighted average expected life - 3 years. Compensation expense related to stock options was not significant.

     The Company has commitments under these agreements to issue grants of options of 110,000 for 2007, 70,000 annually for 2008 through 2010, and 40,000 in fiscal 2011.

     A summary of stock options is as follows:

                           Number of   Option Price
                             Shares      Per Share
                           ---------   ------------
Balance at June 30, 2005     15,000        $ .80
Expired                     (15,000)       $ .80
Granted                      30,000        $2.04
                            -------
Balance at June 30, 2006     30,000*       $2.04
                            =======

*    Vest in 2007; six years remaining life.

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

NOTE 9 - CONCENTRATIONS

     Major Customers:

     Customers with revenues in excess of 10% of total revenues for 2005 and 2004 were as follows:

             Year Ended
              June 30,
             -----------
             2006   2005
             ----   ----
Customer A    33%     4%
Customer B    27%     8%
Customer C    14%    34%
Customer D     2%    21%
Customer E    --     12%
Customer F    --     10%
             ---    ---
              76%    85%
             ===    ===

     At June 30, 2005, Customer B accounted for 24% of the accounts receivable.

     Major Suppliers:

     In 2006 and 2005, the Company used one supplier for its hand-held scanner purchases. However, due to the fact that many manufacturers' hand-held scanners are capable of porting the Company's software products, the Company does not believe it is at risk to the marketplace.

     Foreign Revenues:

     Foreign revenues accounted for 65% of the Company's revenues in fiscal 2006 and 63% in fiscal 2005. These revenues are concentrated in Japan, Korea and Taiwan.

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

     Veritec and VIVI-Japan file separate income tax returns in the United States and in Japan, respectively. VCode is included in the income tax returns of Veritec.

     A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

                                                Year Ended June 30,
                                   ---------------------------------------------
                                            2006                    2005
                                   ---------------------   ---------------------
                                      Amount     Percent      Amount     Percent
                                   -----------   -------   -----------   -------
Expected federal tax (benefit)     $ 3,438,400     34.0%   $(3,196,000)  (34.0)%
State income tax, net of federal
   tax benefit                         654,100      6.5       (607,900)   (6.5)
Net operating losses expired                --       --        218,700     2.3
Valuation and utilization of
   deferred tax assets              (4,081,800)   (40.4)     3,579,300    38.1
Other                                  (10,700)    (0.1)         5,900     0.1
                                   -----------    -----    -----------   -----
Income tax expense (benefit)       $        --       --%   $        --      --%
                                   ===========    =====    ===========   =====

     Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The following is a summary of the deferred tax assets:

                                            June 30,
                                   -------------------------
                                       2005          2006
                                   -----------   -----------
Allowance for doubtful accounts    $    11,300   $    10,600
Inventory valuation allowance               --        12,400
Intangible assets                       45,000        39,600
Accrued expenses                         5,400         4,900
Mitsubishi litigation                       --     3,308,100
Net operating loss carryforwards     2,717,500     3,485,400
                                   ------------  -----------
   Deferred tax asset                2,779,200     6,861,000
Valuation allowance                 (2,779,200)   (6,861,000)
                                   -----------   -----------
   Net deferred tax asset          $        --   $        --
                                   ===========   ===========

     Veritec has net operating loss carryforwards available to offset future taxable income that expire as follows (year ending June 30):

Year     Federal    Minnesota
----   ----------   ---------
2007   $  190,400    $     --
2008    1,410,000          --
2009    1,227,000          --
2010      457,000          --
2011      301,000          --
2017      480,000          --
2018      451,000          --
2019      330,000          --
2020      654,000          --
2021      105,000          --
2022      794,000          --
2023    1,454,000     732,400
       ----------    --------
       $7,853,400    $732,400
       ==========    ========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases its U.S. office facilities from its President, Van Tran, under a lease expiring June 30, 2007 and requires monthly payments of $3,150 plus common area costs. The Company leases a house in Plymouth, MN on a month-to-month basis from a principal of The Matthews Group for purposes of housing customers, guests and consultants. The Company leased its Japanese office facilities under a lease that expired February 28, 2006 and required monthly payments of 243,000 Yen plus common area costs. As of June 30, 2005, due to the discontinuance of VIVI-Japan, Veritec had no further responsibility for lease payments in Japan. Rent expense for continuing operations to related parties was $55,800 and $54,300 in 2006 and 2005, respectively. Future annual operating lease minimum payments total $37,800 in fiscal year 2007.

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

     In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement whereby, in exchange for $300,000, a license to utilize Veritec's VeriCode(R) Technology, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, Mitsubishi waived its right to the $8,174,518 and granted Veritec a license to use the Mitsubishi Error Detection and Correction Technology. In light of the Settlement Agreement entered into with Mitsubishi, on March 8, 2006, the Bankruptcy Court ruled in favor of reconverting Veritec's case in bankruptcy back to one under Chapter 11 of the Bankruptcy Code. Veritec's Third Amended Plan of Reorganization was formally filed with the Court on March 13, 2006. In April 2006, Veritec's

     Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree Closing the Chapter 11 case in its entirety. As reflected in these Consolidated Financial Statements, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

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

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was $833 for the year ended June 30, 2005.

     Summary of Noncash Activity:

     In fiscal year 2006, $9,356,948 of accounts payable and accrued expenses was relieved as a bankruptcy settlement with creditors.

     In fiscal year 2006 and 2005, the Company reduced subscriptions receivable by $222,222 through a reduction of the prepayment on stock and subscription receivable.

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

The quarterly review process in fiscal 2006 and the audits of our June 30, 2006 and 2005, consolidated financial statements revealed a need for stronger controls over our financial reporting system. Improvements needed related to a general lack of accounting staff. During the bankruptcy period, the Company utilized a consultant for its accounting and financial reporting system. As a result, certain controls were limited. When the Company emerged from bankruptcy, we responded to these concerns by hiring a full time Chief Financial Officer.

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

     ITEM 8B OTHER INFORMATION

None

                                    PART III

     ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The members of the present Board of Directors and Officers are:

       Name                         Office                 Age   Director Since
       ----                         ------                 ---   --------------
Mr. Larry Matthews   Director                               78        1999
Mr. Dean Westberg    Director                               73        2003
Ms. Van Thuy Tran    Director, CEO, Treasurer, Secretary    61        1999

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

     Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during fiscal 2006 and Form 5 and amendments thereto furnished to us with respect to fiscal 2006, no person who was a director, officer, or beneficial owner of more than ten percent of any class of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during our most recent fiscal year or prior fiscal years.

     Committee and Board Meetings

Three meetings of our Board of Directors were held in fiscal 2006, and all board members attended all meetings. We have no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2006. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business. Our Board has determined that we do not have an audit committee financial expert. We do not have an audit committee financial expert given the small size of our Company and business and/or inability to attract a board member who would qualify as a financial expert given our current financial position.

     Code of Ethics

We have not adopted a code of ethics.

     Directors Compensation

Non-employee directors have the right to receive director's fees of $150 for each meeting attended. These directors' fees totaled $150 in fiscal 2006 and $750 in fiscal 2005.

     ITEM 10 EXECUTIVE COMPENSATION

Van Thuy Tran, CEO, received compensation in the amount of $240,000, including a bonus of $90,000 for bringing the Company out of bankruptcy, for the fiscal year June 30, 2006 and $150,000 for fiscal year 2005. Ms. Tran received no other compensation from the Company. Gerald Fors, CFO, hired May 2006, received compensation in the amount of $10,625 for the fiscal year ended June 30, 2006. Mr. Fors received no other compensation from the Company.

     Compensation Pursuant To Plans Including Pension, Stock Option, and Stock Appreciation Rights Plans

In 2006, the Company entered into an employment agreement with its Chief Financial Officer that provides for five years of annual grants of 30,000 options to purchase shares of the Company's common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company issued 30,000 options in 2006 and has a remaining commitment to issue 120,000 options to the Chief Financial Officer.

As of June 30, 2006, there were no other stock option plan, stock appreciation rights plans, phantom stock plans, or other incentive or compensation plan pursuant to which benefits, remuneration, value or compensation was or is to be granted, awarded, set aside, or accrued for the benefit of any of our executive officers.

     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2006 certain information with respect to all shareholders known by us to be beneficial owners of more than 5% of our outstanding common stock, all directors, and all of our officers and directors as a group.

                                                         Number of Shares
                  Name & Address                        Beneficially Owned      Percent of Shares
                  --------------                    -------------------------   -----------------
                                                              Common                  Common
                                                    (see notes 1 and 2 below)
Larry Matthews
7601 5th Avenue, Richfield, MN 55423                             None                  N/A

Dean Westberg
4124 Jay Lane, White Bear Lake, MN 55110                       55,000                  0.4%

Van Thuy Tran (see note 1)
1430 Orkla Drive, Golden Valley, MN 55427                   4,345,859                 28.2%

The Matthews Group (see note 2)
1430 Orkla Drive, Golden Valley, MN 55427                   8,533,218                 56.6%

Larry Johanns (see note 1)
518 North 12 Street, Osage, IA 50461                        4,584,541                 30.4%

All Officers and Directors as a group (3 persons)
Van Thuy Tran and Larry Matthews                            8,985,400                 59.6%

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

     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     Subscription Receivable

In September 1999, we accepted a commitment from The Matthews Group to fund the $2,000,000 required under our bankruptcy Plan of Reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to us of $18,519. These payments are non-interest bearing and are secured by a pledge of properties controlled by a principal of The Matthews Group. The note is collateralized by mortgages on income-producing real estate having an assessment value in excess of $800,000, three properties owned by Van Thuy Tran and one property by Larry Johanns. Non-exclusive of any balance in the Prepayment on Subscription Receivable, the current remaining balance on the note is $425,926.

The Matthews Group has made prepayments against its Subscription Payable to us. These prepayments are unsecured and non-interest bearing. It is assumed the prepayment of $92,008 at June 30, 2006 will also ultimately be applied against the subscription receivable.

     Notes Payable - The Matthews Group

The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable collectively called "The Gant Group." Payments by The Matthews Group to The Gant Group totaled $366,522 (Principal - $286,453; interest - $75,069; and legal fees - $5,000). These amounts paid to The Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,375 note on December 1, 2000. This note is unsecured, bears 10% interest and is due on demand. Interest expense on this note totaled $19,869 in 2005. Accrued interest related to this note totaled $162,162 at December 21, 2004. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.10 per share. As of December 31, 2004, the principal amount of $397,375 and accrued unpaid interest of $162,161 were converted into 5,595,358 shares of common stock.

In fiscal years 2003 and 2002, The Matthews Group loaned the Company an aggregate of $200,000 for working capital. These notes were unsecured, bore 10% interest and were due May 25, 2003 to June 23, 2003. Interest expense on these notes totaled $13,334 in 2005. Accrued interest on these notes totaled $42,604 at February 28, 2005. The notes payable and accrued interest were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

In June 2003, we entered into an agreement with The Matthews Group to purchase 50% ownership of VIVI-USA. As part of this agreement, we issued The Matthews Group a promissory note of $50,000. The promissory note to The Mathews Group bore 10% interest and was due on demand. Interest expense on this note totaled $3,333 as of June 30, 2005. Accrued interest on this note totaled $8,401 at February 28, 2005. This note payable and accrued interest, were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

     Other Related Party Transactions

In October 2002, our President, Van Tran, loaned $90,000 to us for working capital needs. This note is unsecured, bears interest at 10% and is due on demand. Interest expense on this indebtedness totaled $6,394 in 2005. Accrued interest on this indebtedness totaled $20,777 at February 28, 2005. The note payable and accrued interest, were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.

In November 2003, Van Tran and Larry Johanns (a principal of The Matthews Group) loaned $250,000 to the Company for working capital. The notes were convertible at the option of the holders into common shares of the Company at the rate of $0.25 per share. These notes were unsecured, bore 10% annual interest and were due November 14, 2004. Interest expense to these related parties on this indebtedness totaled $12,200 in 2005. As of December 31, 2004, the principal amount of $250,000 and accrued unpaid interest of $28,022 were converted into 1,112,089 shares of common stock.

In November 2003, a consultant and shareholder of the Company, Bill Newfield, loaned $50,000 to the Company for working capital. This note is unsecured, bears 10% interest payable monthly and is due November 12, 2004. Interest expense on this indebtedness totaled $833 in 2005 (including 2,500 shares of common stock to be issued). This note and all accrued interest were repaid in August 2004. The issuance of the stock remains unsatisfied.

We lease our U.S. office facilities from our President, Van Tran, under a lease running through June 30, 2007 and calling for monthly payments of $3,150 plus common area costs. The Company also leases a house on a month-to-month basis from a principal of The Matthews Group for purposes of housing customers, guests and consultants. Related party rent expense from continuing operations was $55,800 in fiscal 2006 and $54,300 in fiscal 2005.

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

     ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2006 were $40,000 to date. The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements for fiscal year ended June 30, 2005 were $40,000 to date.

     Audit-Related Fees

Callahan, Johnson and Associates, LLC was paid $1,939 for preparation of income tax return for fiscal year ended June 30, 2005 and 2004.

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