Form 10QSB
period 2006-09-30
VERITEC INC
filed 2006-11-21
CIK 773318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
----- OF 1934 (No fee required)

                For the quarterly period ended September 30, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   X   No
                                                  -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 2006, the Company had:

                        Number of Shares of Common Stock
                                   15,078,598

     Transition Small Business Disclosure Format (check one): Yes       No   X
                                                                  -----    -----

Table of Contents

                                   FORM 10-QSB
                                  VERITEC, INC.

                                      INDEX

                                                                         Page(s)
                                                                         -------
PART I.  FINANCIAL INFORMATION                                               1

Item 1.  Financial Statements                                                1
Item 2.  Management's Discussion and Analysis or Plan of Operations          7
Item 3.  Controls and Procedures                                            10

PART II. OTHER INFORMATION                                                  11

Item 1.  Legal Proceedings                                                  11
Item 1A. Risk Factors                                                       13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        14
Item 3.  Defaults Upon Senior Securities                                    14
Item 4.  Submission of Matters to a Vote of Security Holders                14
Item 5.  Other Information                                                  14
Item 6.  Exhibits                                                           14

         Signatures                                                         15

         Exhibits Index                                                     16

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         VERITEC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,     June 30,
                                                                                      2006            2006
                                                                                 -------------   ------------
                                                                                  (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash                                                                          $    798,699    $    898,424
   Accounts receivable, net                                                            27,397          59,173
   Inventories                                                                          8,510           7,495
   Prepaid expenses                                                                    16,650           4,650
                                                                                 ------------    ------------
      Total Current Assets                                                            851,256         969,742
Property and Equipment, net                                                            19,422          21,088
                                                                                 ------------    ------------
      Total Assets                                                               $    870,678    $    990,830
                                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                              $     29,258    $     37,400
   Accrued expenses                                                                   163,625         285,372
                                                                                 ------------    ------------
      Total Current Liabilities                                                       192,883         322,772
Prepayment on Stock and Subscription Receivable                                        36,452          92,008
                                                                                 ------------    ------------
      Total Liabilities                                                               229,335         414,780
                                                                                 ------------    ------------
Commitments and Contingencies
Stockholders' Equity:
   Convertible preferred stock, par value $1.00; authorized 10,000,000 shares,
      276,000 shares of Series H authorized, 1,000 shares issued                        1,000           1,000
   Common stock, par value $.01; authorized 20,000,000 shares,
      15,078,598 shares issued                                                        150,786         150,786
   Subscription receivable                                                           (339,852)       (386,138)
   Additional paid-in capital                                                      13,495,464      13,420,192
   Accumulated deficit                                                            (12,666,055)    (12,609,790)
                                                                                 ------------    ------------
      Total Stockholders' Equity                                                      641,343         576,050
                                                                                 ------------    ------------
      Total Liabilities and Stockholders' Equity                                 $    870,678    $    990,830
                                                                                 ============    ============

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three months ended
                                            September 30,
                                         -------------------
                                           2006       2005
                                         --------   --------
Revenues                                 $358,992   $556,657
Cost of Sales                               5,110     17,357
                                         --------   --------
Gross Profit                              353,882    539,300
                                         --------   --------
Operating Expenses:
   Selling, general and administrative    331,480    301,978
   Research and development                87,404     24,228
                                         --------   --------
      Total Operating Expenses            418,884    326,206
                                         --------   --------
Income (Loss) from Operations             (65,002)   213,094
Interest Income                             8,737      2,044
                                         --------   --------
Net Income (Loss)                        $(56,265)  $215,138
                                         ========   ========
Income (Loss) Per Common Share
   Basic and Diluted                     $     --   $   0.01
                                         ========   ========

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three months ended
                                                                                           September 30,
                                                                                       ---------------------
                                                                                          2006        2005
                                                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                      $ (56,265)  $ 215,138
Adjustments to reconcile net income (loss) to net cash used by operating activities:
   Depreciation                                                                            1,666       2,025
   Stock options compensation                                                             66,002          --
   Stock compensation                                                                      7,500          --
   Changes in operating assets and liabilities:
      Accounts receivable                                                                 31,776     (98,866)
      Inventories                                                                         (1,015)     (3,225)
      Prepaid expenses                                                                   (12,000)      5,041
      Accounts payables and accrued expenses                                            (137,389)   (136,621)
                                                                                       ---------   ---------
Net cash used by operating activities                                                    (99,725)    (16,508)
                                                                                       ---------   ---------
NET DECREASE IN CASH                                                                     (99,725)    (16,508)
CASH AT BEGINNING OF PERIOD                                                              898,424     432,518
                                                                                       ---------   ---------
CASH AT END OF PERIOD                                                                  $ 798,699   $ 416,010
                                                                                       =========   =========
NONCASH ACTIVITIES
   Applied prepayment on subscription receivable to subscription receivable            $  55,556   $  55,556

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. THE COMPANY

     The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiary VCode Holdings, Inc. (VCode).

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

     In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of all disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. As a result of the closing of the Chapter 11 bankruptcy on August 8, 2006, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-KSB as of and for the year ended June 30, 2006. The Condensed Consolidated Balance Sheet at June 30, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

     The accompanying condensed consolidated financial statements include the accounts of Veritec and VCode. All inter-company transactions and balances were eliminated in consolidation.

D. NATURE OF BUSINESS

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

     The Company's core business is the sale of its Multi-Dimensional Matrix Symbology together with its proprietary software products for the writing and reading thereof. Veritec owned a wholly owned subsidiary, VCode, a Minnesota corporation with offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427.

     In November 2003, Veritec formed VCode to which it assigned United States patents 4,924,078, 5,331,176 and 5,612,524, together with all corresponding patent applications, foreign patents, foreign patent applications, and all continuations, continuations in part, divisions, extensions, renewals, reissues and re-examinations thereof. VCode in turn entered into an Exclusive License Agreement with VData LLC (VData), an Illinois limited liability company unrelated to Veritec. The purpose of the Exclusive Licensing Agreement is to allow VData to pursue enforcement and licensing of the patents against parties who wrongfully exploit the technology of such patents. VData is the wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG) (collectively Acacia). The Exclusive License Agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of VData, with the parties sharing in the net proceeds as specified under the terms of the agreement, arising from enforcement or licensing of the patents.

E. NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share, in addition to the weighted average determined for basic net income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options and warrants and preferred stock. For the three months ended September 30, 2006, the stock options and preferred stock were antidilutive and, therefore, were not included in the computations of diluted net loss per common share.

The weighted average shares outstanding were as follows:

      Three months
     September 30,
-----------------------
   2006         2005
----------   ----------
15,078,598   15,078,598

Diluted net income per common share for the three months ended September 30, 2005, was computed as follows:

Net income for per share computation   $   215,138
                                       ===========
Weighted average shares outstanding     15,078,598
Incremental shares from assumed
   exercise or conversion  of
   dilutive instruments:
   Options and warrants                     15,000
   Preferred stock                          10,000
                                       -----------
Shares outstanding - diluted            15,103,598
                                       ===========
Net income per common share            $      0.01
                                       ===========

F. STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", in December 2004, which requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. The new rule allowed companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) became effective for the Company on July 1, 2005. Adoption of SFAS No. 123(R) had no impact on the Company's financial statements as all options were fully-vested at the adoption date.

     The Company has agreements with certain employees that provide for five years of annual grants of options to purchase shares of the Company's common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. For the three months ended September 30, 2006, the Company issued 40,000 options under this arrangement. The Company has commitments under these agreements to issue grants of options of 30,000 for fiscal year 2007, 70,000 options annually for 2008 through 2010, and 40,000 options in fiscal 2011.

     In addition to the options issued above, the Company issued 40,000 options to purchase shares of the Company's common stock to certain employees during the three months ended September 30, 2006. The option price is $.025 per share, the options were immediately vested, and the options expire five years from the grant date.

     The weighted-average fair value of options granted for the three months ended September 30, 2006, was $0.90 per option and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate - 5.00%, dividend yield - 0%, volatility - 7.34%, and expected life - 3 years. Volatility was extracted from small market capitalization under computer service subsector. Stock-based compensation expense of $66,002 and $0 was recognized in the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $25,132 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next three quarters.

     A summary of stock options is as follows:

                                Number of    Option Price
                                  Shares      Per Share
                                ---------   -------------
Balance at June 30, 2006          30,000        $2.04
   Granted                        40,000        $0.25
   Granted                        40,000    $1.28 - $1.36
                                 -------
Balance at September 30, 2006    110,000*   $0.25 -  2.04
                                 =======

* 40,000 shares fully vested, 70,000 shares vest in 2007; 5.4 years remaining contractual life.

     There was no option activity for the three months end September 30, 2005. The Company had 15,000 options outstanding and exercisable at $0.80 per share at September 30, 2005; these options expired unexercised.

     The Company has an agreement with an employee to issue 5,000 shares of the Company's common stock beginning August 2006 and 2,000 shares annually thereafter for five years. Compensation expense related to this agreement was $7,500 for the three months ended September 30, 2006. The issuance of the stock remains unsatisfied.

     The board of directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company's common stock in the form of options or stock bonuses to employees and consultants. At September 30, 2006, stock and stock options totaling 417,500 have been committed under this authorization.

G. NOTES PAYABLE - RELATED PARTIES

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

H. SUBSCRIPTION RECEIVABLE

     In September 1999, as required under its 1997 California bankruptcy plan of reorganization, The Matthews Group (stockholder and related party) received 275,000 shares of Series H convertible preferred stock in exchange for a promissory note in the amount of $2,000,000 (subscription receivable). The promissory note is collateralized by deeds of trust to real property located in California and Minnesota owned by Van Tran and Larry Johanns, the sole principals of The Matthews Group. The real property collateralizing the promissory note has a fair market value in excess of all encumbrances including the remaining principal balance of the promissory note to which Veritec is the beneficiary. The promissory note originally required 108 monthly payments of $18,519. These payments are non-interest bearing. Imputed interest on the subscription receivable is excluded from operating results and is instead credited directly to additional paid-in capital. As the principal amount of the promissory note is reduced, The Matthews Group has the right to require the Company to release encumbrances against the real property collateralizing the subscription obligation.

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

     In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement whereby, in exchange for $300,000, a license to utilize Veritec's VeriCode(R) technology, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, Mitsubishi waived its right to the $8,174,518 and licensed Veritec's use of the Mitsubishi Error Detection and Correction Technology.

     In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of all disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. As a result of the closing of the Chapter 11 bankruptcy on August 8, 2006, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

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

Licensing Fees

     Veritec has long been burdened by having to compete against the technology learned from its patents by other companies having greater resources and access to capital markets. The Company has identified numerous companies it believes uses its technology without license or authorization. Management is confident that the use of the Company's intellectual property without a license will be addressed on a case-by-case basis as a result of its relationship with Acacia. For the three months ended September 30, 2006 and 2005, the Company has recognized licensing revenue of $259,663 and $59,518, respectively, through its relationship with Acacia. Subsequent to September 30, 2006, the Company has earned additional licensing revenue from Acacia of $402,264.

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

Results of Operations - September 30, 2006 compared to September 30, 2005

Revenues

     Revenues of $358,992 for the three months ended September 30, 2006 decreased by $197,665 or 36% lower than for the same period ended September 30, 2005.

     The Company's overall decrease in revenues for the quarter ended September 30, 2006, is still indicative of the time spent by management and their attention being focused on: (1) the legal issues created by the arbitrator's ruling in favor of Mitsubishi; (2) appeal of the arbitrator's award; (3) the development and implementation of a Plan of Reorganization acceptable to the creditors and the Bankruptcy Court; and (4) seeking the funding necessary to implement an acceptable Plan of Reorganization in order to emerge from bankruptcy, versus efforts spent on sales and marketing of Veritec products. These factors have and may continue to result in diminished revenues as a result of our plans to introduce new applications and solutions have been delayed.

     Another factor is the volatility of revenues due to the fluctuation of sales to Veritec's distributors who primarily service the LCD market. Revenues from this market are unpredictable as they are generated when customers open new production facilities or update production equipment.

     The decline in revenue was partially offset by licensing fee revenue from Acacia of $259,663 for the three months ended September 30, 2006, compared to $59,518 for the same period in 2005.

Cost of Sales

     Cost of sales of $5,110 for the three months ended September 30, 2006 decreased by $12,247 or 71% from the same period in 2005, and decreased 2% as a percent of sales for the period. The decrease in cost of sales as a percent of sales was due to a change in the sales mix from hardware sales, which carry a lower profit margin, to software sales, which carry a higher profit margin.

Selling General and Administrative

     Selling, general and administrative expenses of $331,480 for the three months ended September 30, 2006, increased by $29,502 or 10% from the same period in 2005. The increase was from increases in payroll expenses and consulting and professional fees.

Research and Development

     Research and development expense of $87,404 for the three months ended September 30, 2006 increased by $60,176 from 2005 or 261%. The increase was due from the Company resuming its research and development efforts since emerging from bankruptcy.

Liquidity and Capital Resources

     The Company has relied on The Matthews Group for funding. Through November, 2006, The Matthews Group has funded $1,666,082, including prepayments, of the original of $2,000,000 stock subscription receivable.

     In February 2005, Veritec filed for bankruptcy protection under Chapter 11 and in August 2006 emerged from bankruptcy. As a result of the closing of the Chapter 11 bankruptcy on August 8, 2006, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

     For the three months ended September 30, 2006 and 2005, the Company has recognized licensing revenue of $259,663 and $59,518, respectively, through its relationship with Acacia. Subsequent to September 30, 2006, the Company received additional licensing revenue from Acacia of $402,264.

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

Internal Control over Financial Reporting

     The quarterly review process in fiscal 2006 and the audits of our June 30, 2006 and 2005 consolidated financial statements revealed a need for stronger controls over our financial reporting system. Improvements needed related to a general lack of accounting staff. During the bankruptcy period, the Company utilized a consultant for its accounting and financial reporting system. As a result, certain controls were limited. When the Company emerged from bankruptcy, we responded to these concerns by hiring a full time Chief Financial Officer.

     Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement whereby, in exchange for $300,000, a license to utilize Veritec's VeriCode(R) Technology, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, Mitsubishi waived its right to the $8,174,518 and granted Veritec a license to use the Mitsubishi Error Detection and Correction Technology. In light of the Settlement Agreement entered into with Mitsubishi, on March 8, 2006, the Bankruptcy Court ruled in favor of reconverting Veritec's case in bankruptcy back to one under Chapter 11 of the Bankruptcy Code. Veritec's Third Amended Plan of Reorganization was formally filed with the Court on March 13, 2006. In

April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree Closing the Chapter 11 case in its entirety. As a result of the closing of the Chapter 11 bankruptcy on August 8, 2006, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.

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

     We have a History of Operating Losses.

          We have a history of operating losses that were a substantial factor in the Company having been twice placed in bankruptcy, once from October 1995 through October 1999 and again from February 2005 through August 2006. To halt the continuation of these losses, we are developing new products, entering new markets and developing strategic alliances to grow revenue. There can be no assurance that we will be successful in these efforts, and even if we are, whether we can become profitable.

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

     Competition in the Asian Market.

          The Company currently relies heavily on its sales to the Asian markets. The cross-licensing agreement we executed with Mitsubishi that allowed for our emergence from bankruptcy and rights to use of the Mitsubishi Error Detection and Correction Technology gave Mitsubishi a license to our VeriCode(R) Technology that may result in increased competition. Competition in the Machine Readable Information and symbology sector, coupled with the strain on our relationships with our licensees and distributors while we were in bankruptcy, may impact future sales.

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

     Ability to Obtain Access to Capital.

          Due to the Company's prior bankruptcies and history of losses, the Company's ability to raise funds, whether from lending, selling stock, or other sources, may be difficult to achieve. The Company may need to raise additional capital for the development or marketing of new products. If the Company cannot raise such capital, or if the cost of such capital is too high, we may be unable to successfully develop and launch new products.

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

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB for the quarter ended September 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized on the November 20, 2006.

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