Form 10QSB
period 2006-12-31
VERITEC INC
filed 2007-02-14
CIK 773318

                                   ----------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                For the quarterly period ended December 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 13, 2007, the Company had:

                        Number of Shares of Common Stock
                                   15,078,598

     Transition Small Business Disclosure Format (check one): Yes     No  X
                                                                  ---    ---

Table of Contents

                                   FORM 10-QSB
                                  VERITEC, INC.

                                      INDEX

                                                                         Page(s)
                                                                         -------
PART I.  FINANCIAL INFORMATION                                               1
Item 1.  Financial Statements                                                1
Item 2.  Management's Discussion and Analysis or Plan of Operations          9
Item 3.  Controls and Procedures                                            13

PART II. OTHER INFORMATION                                                  13
Item 1.  Legal Proceedings                                                  13
Item 1A. Risk Factors                                                       15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        16
Item 3.  Defaults Upon Senior Securities                                    16
Item 4.  Submission of Matters to a Vote of Security Holders                17
Item 5.  Other Information                                                  17
Item 6.  Exhibits                                                           17
         Signatures                                                         17
         Exhibits Index                                                     18

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         VERITEC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31,     June 30,
                                                            2006           2006
                                                        ------------   ------------
                                                         (Unaudited)     (Audited)
ASSETS
Current Assets:
   Cash                                                 $    635,505   $    898,424
   Accounts receivable, net                                   19,111         59,173
   Note receivable                                           100,000             --
   Inventories                                                11,611          7,495
   Prepaid expenses                                            5,650          4,650
                                                        ------------   ------------
         Total Current Assets                                771,877        969,742
Property and Equipment, net                                   47,072         21,088
Software License                                             100,000             --
                                                        ------------   ------------
         Total Assets                                   $    918,949   $    990,830
                                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                     $    103,116   $     37,400
   Accrued expenses                                          116,948        285,372
                                                        ------------   ------------
         Total Current Liabilities                           220,064        322,772
Prepayment on Stock and Subscription Receivable                   --         92,008
                                                        ------------   ------------
         Total Liabilities                                   220,064        414,780
Commitments and Contingencies
Stockholders' Equity:
   Convertible preferred stock, par value $1.00;
      authorized 10,000,000 shares, 276,000 shares
      of Series H authorized, 1,000 shares issued              1,000          1,000
   Common stock, par value $.01; authorized
      20,000,000 shares, 15,078,598 shares issued            150,786        150,786
   Subscription receivable                                  (292,400)      (386,138)
   Additional paid-in capital                             13,513,447     13,420,192
   Accumulated deficit                                   (12,673,948)   (12,609,790)
                                                        ------------   ------------
         Total Stockholders' Equity                          698,885        576,050
                                                        ------------   ------------
         Total Liabilities and Stockholders' Equity     $    918,949   $    990,830
                                                        ============   ============

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended
                                                December 31,
                                            -------------------
                                              2006       2005
                                            --------   --------
Revenues:
   License and other                        $ 92,569   $121,560
   Infringement                              402,264    119,535
                                            --------   --------
      Total Revenues                         494,833    241,095
Cost of Sales                                 10,428     16,286
                                            --------   --------
Gross Profit                                 484,405    224,809
                                            --------   --------
Operating Expenses:
   Selling, general and administrative       392,577    279,606
   Research and development                  107,491     33,972
                                            --------   --------
      Total Operating Expenses               500,068    313,578
                                            --------   --------
Loss from Operations                         (15,663)   (88,769)
Interest Income                                7,770      3,525
                                            --------   --------
Net Loss                                    $ (7,893)  $(85,244)
                                            ========   ========
Loss Per Common Share - Basic and Diluted   $  (0.00)  $  (0.01)
                                            ========   ========

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Six months ended
                                                         December 31,
                                                     -------------------
                                                       2006       2005
                                                     --------   --------
Revenues:
   License and other                                 $191,897   $618,699
   Infringement                                       661,928    179,053
                                                     --------   --------
      Total Revenues                                  853,825    797,752
Cost of Sales                                          15,538     33,643
                                                     --------   --------
Gross Profit                                          838,287    764,109
                                                     --------   --------
Operating Expenses:
   Selling, general and administrative                724,057    581,584
   Research and development                           194,895     58,199
                                                     --------   --------
      Total Operating Expenses                        918,952    639,783
                                                     --------   --------
Income (Loss) from Operations                         (80,665)   124,326
Interest Income                                        16,507      5,569
                                                     --------   --------
Net Income (Loss)                                     (64,158)   129,895
                                                     ========   ========
Income (Loss) Per Common Share - Basic and Diluted   $  (0.00)  $   0.01
                                                     ========   ========

            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                            December 31,
                                                       ---------------------
                                                          2006        2005
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $ (64,158)  $ 129,895
Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
   Depreciation                                            4,195       3,719
   Stock options compensation                             75,882          --
   Stock compensation                                      7,500          --
   Changes in operating assets and liabilities:
      Accounts receivable                                 40,062       1,153
      Inventories                                         (4,116)      2,269
      Prepaid expenses                                    (1,000)      5,558
      Accounts payables and accrued expenses             (97,401)   (106,123)
                                                       ---------   ---------
Net cash provided (used) by operating activities         (39,036)     36,471
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Advance on note receivable                           (100,000)         --
   Purchases of equipment                                (23,833)         --
   Purchases of software license                        (100,000)         --
                                                       ---------   ---------
Net cash used by investing activities                   (223,883)         --
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH                         (262,919)     36,471
CASH AT BEGINNING OF PERIOD                              898,424     432,518
                                                       ---------   ---------
CASH AT END OF PERIOD                                  $ 635,505   $ 468,989
                                                       =========   =========
NONCASH ACTIVITIES
   Applied accrued expenses and prepayment on
      subscription receivable to subscription
      receivable                                       $ 111,111   $ 111,111
   Purchase of assets of Secure Environments, Inc.
      in year end accrued expenses                     $   6,296   $      --

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-KSB as of and for the year ended June 30, 2006. The Condensed Consolidated Balance Sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

     The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and VCode. All inter-company transactions and balances were eliminated in consolidation.

C. NATURE OF BUSINESS

     The Company is primarily engaged in the development, marketing and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States Patent Nos. 4,924,078, 5,331,176 and 5,612,524. As more fully described below, these patents are the property of VCode. The Company's encoding and decoding systems allow a manufacturer, distributor, reseller or user of products to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enables automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. The Company has also developed a Secured Identification System based upon its proprietary VSCode and VeriCode(R) Symbology. The Company's Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual's unique identity. In addition to the United States patents owned by VCode, Veritec holds patents in Europe (German patent No. 69033621.7; French patent No. 0438841; and Great Britain patent No. 0438841) and has applications pending with the United States Patent and Trademark Office for novel uses of its Multi-Dimensional Matrix Symbology.

     The Company's core business is the sale of its Multi-Dimensional Matrix Symbology together with its proprietary software products for the writing and reading thereof. Veritec owns a wholly owned subsidiary, VCode, a Minnesota corporation with offices also at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427.

     In November 2003, Veritec formed VCode to which it assigned United States Patent Nos. 4,924,078, 5,331,176 and 5,612,524, together with all corresponding patent applications, foreign patents, foreign patent applications, and all continuations, continuations in part, divisions, extensions, renewals, reissues and re-examinations thereof. VCode in turn entered into an Exclusive License Agreement with VData LLC (VData), an Illinois limited liability company unrelated to Veritec. The purpose of the Exclusive License Agreement is to allow VData to pursue enforcement and licensing of the patents against parties who wrongfully exploit the technology of such patents. VData is the wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG) (collectively Acacia). The Exclusive License Agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of VData, with the parties sharing in the net proceeds as specified under the terms of the agreement, arising from enforcement or licensing of the patents.

D. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Infringement revenue is recognized upon completion of all required terms under the agreement with VData and collection is reasonably assured. As a result, all infringement revenue has been recorded in the quarter it was received. Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted, the customers do not have a right of refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

Software License

     The software license from RBA International, Inc. is capitalized at cost and amortized using the straight line method over a life of five years.

E. NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share, in addition to the weighted average determined for basic net income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options, warrants and preferred stock. For three months ended December 31, 2006 and 2005, and the six months ended December 31, 2006, the stock options, warrants and preferred stock were antidilutive and, therefore, were not included in the computations of diluted net loss per common share.

The weighted average shares outstanding were 15,078,598 for all periods presented.

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

     The Company has agreements with certain employees and consultants that provide for five years of annual grants of options to purchase shares of the Company's common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. For the three months ended December 31, 2006, the Company issued 6,666 options under one such agreement. At December 31, 2006, the Company has commitments under these agreements to issue grants of options of 30,000 for fiscal year 2007, 70,000 options annually for 2008 through 2010, and 40,000 options in fiscal 2011.

     The weighted-average fair value of options granted for the three months ended December 31, 2006, was $0.28 per option and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate - 4.51%, dividend yield - 0%, volatility - 6.27%, and expected life - 3 years. Volatility was extracted from the small market capitalization under computer service subsector. Stock-based compensation expense of $9,880 and $0 was recognized in the three months ended December 31, 2006 and 2005, respectively. Stock-based compensation expense of $75,882 and $0 was recognized in the six months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was $17,133 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next two quarters.

     A summary of stock options is as follows:

                               Number of   Option Price
                                 Shares      Per Share
                               ---------   -------------
Balance at June 30, 2006         30,000        $2.04
   Granted                       40,000        $0.25
   Granted                       46,666    $0.94 - $1.36
                                -------
Balance at December 31, 2006    116,666*   $0.25 - $2.04
                                =======

* 40,000 shares fully vested, 76,666 shares vest in fiscal 2007; 5.2 years remaining contractual life.

     There was no option activity for the three months end December 31, 2005. The Company had 15,000 options outstanding and exercisable at $0.80 per share at December 31, 2005; these options expired unexercised.

     The Company has an agreement with an employee to issue 5,000 shares of the Company's common stock beginning August 2006 and 2,000 shares annually thereafter for five years. Compensation expense related to this agreement was $7,500 for the six months ended December 31, 2006. The issuance of the stock remains unsatisfied.

     The board of directors authorized the Chief Executive Officer (CEO) to issue up to 1,000,000 shares of the Company's common stock in the form of options or stock bonuses to employees and consultants. At December 31, 2006, stock and stock options totaling 424,166 have been committed under this authorization. In January 2007, an additional 15,000 shares of common stock and 140,000 of stock options have been committed under this authorization bringing the total commitment to 579,166.

G. NOTE RECEIVABLE

     In December 2006, the Company loaned $100,000 to RBA International, Inc. in exchange for a promissory note from RBA International, Inc. The unsecured note bears annual interest at 10%, was due January 31, 2007 and can be prepaid at any time without penalty. In January 2007, the Company agreed to extend the note to March 1, 2007, and apply all charges incurred by the Company for services performed and/or software purchases against the note and accrued interest until such time that the note is paid in full.

H. NOTE PAYABLE - RELATED PARTY

     In November 2003, a consultant and shareholder of the Company loaned $50,000 to the Company for working capital. The repayment of the note required the issuance of 2,500 shares of common stock, among other items. This note payable was repaid in August 2004. The issuance of the 2,500 shares of common stock remains unsatisfied.

I. SUBSCRIPTION RECEIVABLE

     In September 1999, as required under its 1997 bankruptcy plan of reorganization, The Matthews Group (a stockholder and related party) received 275,000 shares of Series H convertible preferred stock in exchange for a promissory note in the amount of $2,000,000 (subscription receivable). The promissory note is collateralized by deeds of trust to real property located in California and Minnesota owned by Van Tran and Larry Johanns, the sole principals of The Matthews Group. The real property collateralizing the promissory note has a fair value in excess of all encumbrances including the remaining principal balance of the promissory note to which Veritec is the beneficiary. The promissory note originally required 108 monthly non-interest bearing payments of $18,519. Imputed interest on the subscription receivable is excluded from operating results and is instead credited directly to additional paid-in capital. As the principal amount of the promissory note is reduced, The Matthews Group has the right to require the Company to release encumbrances against the real property collateralizing the subscription obligation.

     From time to time, The Matthews Group has made prepayments against its subscription obligation. Prepayments are nonrefundable and noninterest bearing.

J. OTHER SIGNIFICANT EVENTS

     In January 2007, the Company loaned $300,000 to RBA International, Inc. in exchange for a promissory note from RBA International, Inc., and related individuals. The note bears annual interest at 10% and is due on or before March 1, 2007 and is collateralized by certain assets of RBA International, Inc. Principal and interest on the note can be prepaid without penalty and may be applied as a payment towards a majority ownership interest in RBA International, Inc., by the Company. The Company has been granted an exclusive right to purchase a majority ownership in RBA International, Inc. on or before January 5, 2008.

     In January 2007, the Company, signed a work order with RBA International, Inc. in the amount of $48,000 for the analysis and design of a website that allows an individual to order tickets or gift cards, the ability to make and accept payments via debit or credit cards and integrate with our PhoneCodes(C) software and ultimately send notification along with the VeriCode(R) to the recipient's cell phone.

     In January 2007, the Company signed a Value Added Reseller (VAR) agreement with DataCard Group, Minnetonka, Minnesota. The agreement provides the Company the right to sell DataCard products in conjunction with our own products. DataCard Group manufactures and distributes card printers, card printer accessories and card printer supplies.

     In November 2006, the Company entered into an agreement with a design and manufacturing company to design and build a line of readers to overcome the Company's dependence on outside suppliers. We have been evaluating a proto-type cell phone reader designed by the manufacturing company. Upon acceptance of the proto-type reader, the Company plans to sign a contract with the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies. The agreement requires a deposit of $30,000 and payments of $30,000 for each of the four defined milestones with the total project cost not to exceed $150,000. The project is expected to take approximately four months. As of this filing, $50,000 has been paid towards this agreement.

     On February 6, 2007, the Company authorized a bonus to the Company's CEO in the amount of $300,000. The bonus is payable in either cash or stock equivalents to be determined at the sole discretion of the CEO. If the CEO elects to receive such bonus in the form of restricted stock, the stock price to be used to calculate the number of shares of restricted stock will be the closing market price on February 6, 2007 of $1.15 per share. The timing of the bonus payment, either as partial payment or payment in full and the form of the bonus is at the sole discretion of the CEO.

K. RECENTLY ISSUED ACCOUNTING STANDARD

     In June 2006, the FASB issued FASB Interpretation No. 48. Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, in interim and annual periods. FIN 48 is effective for us on July 1, 2007. We are currently evaluating the effect of this standard on our consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

     This Form 10-QSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning the Company's outlook, future economic events, future performance and attainment of future goals based on information available to the Company on the date of the filing of this Form 10-QSB, and are subject to various risks and uncertainties.

     The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements These statements contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations and speak only as of the date hereof. Our actual results may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties affecting technology companies, our ability to successfully develop products, rapid technological change in our markets, changes in demand for our future products, legislative, regulatory and competitive developments and general economic conditions. Our SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason except as required by law.

Critical Accounting Policies

Stock-Based Compensation

     The Company followed the accounting guidance of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the effect on the Company's 2007 net loss and loss per common share would have been insignificant.

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

Revenue Recognition

     Infringement revenue is recognized upon completion of all required terms under the agreement with VData and collection is reasonably assured. As a result, all infringement revenue has been recorded in the quarter it was received. Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer's hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted, the customers do not have a right of refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

Software License

     The software license from RBA International, Inc. is capitalized at cost and amortized using the straight line method over a life of five years.

General

     In February 2005, an adverse arbitration ruling was made against Veritec and in favor of Mitsubishi in the amount of $8,174,518 and enjoining Veritec and by extension Veritec's customers from the future use or sale of what was found to be

"Mitsubishi's Error Detection and Correction Technology." This ruling and effort by Mitsubishi to reduce the ruling to judgment compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota on February 28, 2005.

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

     In April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of all disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. As a result of the closing of the Chapter 11 bankruptcy on August 8, 2006, Veritec was relieved of $9,356,948 in debt.

     For a more detailed discussion on the bankruptcy proceedings and Veritec's Third Amended Plan of Reorganization, refer to the Form 8-K's identified as Exhibits hereto and filed with the Commission on February 17, 2005, February 28, 2005, December 19, 2005, March 10, 2006, May 1, 2006, and August 11, 2006, which are incorporated by reference.

Nature of Business

     The Company is engaged in the development, marketing, and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology, a two-dimensional barcode technology along with the readers/scanners that are needed to read the code.

     The Company also receives fees from the enforcement and licensing of its patents under its Exclusive License Agreement with Acacia.

     The Company has developed unique software, which will allow individuals or companies to receive or distribute gift cards, tickets or coupons using the VeriCode(R) technology via wireless phone or PDA. The Company also is developing its presence in the secure identification and access control markets by teaching the means to utilize the VSCode on Identification (ID) Cards to store images, biometric data (retinal and fingerprint minutia) and alphanumeric data for contemporaneous verification of an individual's unique identity.

Infringement Revenue

     For the three months ended December 31, 2006 and 2005, the Company recognized infringement revenue of $402,264 and $119,535, respectively, through its relationship with Acacia. For the six months ended December 31, 2006, the Company recognized infringement revenue of $661,928 compared to infringement revenue of $179,053 for the six months ended December 31, 2005. The Company recognizes infringement revenue upon the completion of all required terms under the agreement with VData and when collection is assured. Infringement revenue, beyond the third quarter ending March 31, 2007, when considering the potential adverse determination in regard to the Patent Reexaminations or the Declaratory Judgment of Patent Nos. 4,924,078 and 5,612,524, should not be viewed as unlimited and should be considered likely to decline or cease in the near future.

Identification Card/SEI Acquisition

     In October 2006, Veritec entered into an agreement to purchase selected assets of Secure Environments, Inc. (SEI), a Minnesota corporation that produces identification cards. The assets acquired consisted of office furniture, computer equipment, specialty software, and security card and badge printers. Veritec also acquired a customer base of 73 small to large commercial and municipal customers, including security firms and police departments. Terms of the purchase were Veritec's assumption of $3,940 in debt and a 10% royalty, not to exceed $150,000 in aggregate, for any future sales by Veritec to the 73 SEI customers. For the period ended December 31, 2006, the Company valued SEI assets at $6,296 and recorded the cost as an asset and an offsetting liability. Any royalty payments made as a result of the purchase of SEI will first be applied against the liability of $2,356 until such time as the liability has been satisfied. Once the liability has been satisfied, any future royalty payments will be expensed as incurred.

Results of Operations - December 31, 2006 compared to December 31, 2005

Revenues

     Revenues of $494,833 for the three months ended December 31, 2006 increased by $253,738 or 105% higher than for the same period ended December 31, 2005. For the three months ended December 31, 2006, software license sales were down by $26,708, hardware sales were lower by $10,159, secure ID card sales increased by $7,876 and infringement settlements were higher by $282,729.

     The Company is continuing to see declining software license and hardware sales from our distributors in the Far East. The primary reason for the decline is that other companies competing with our distributors have been able to improve their hardware to be equivalent or superior to the hardware of our distributors thus taking away an advantage our distributors once enjoyed. Accordingly, we are addressing these issues by continuing to grow the number of distributorships for our products and developing our own line of readers to make us more competitive in the market. Another reason for the decline in revenue is the volatility of revenues due to the fluctuation of sales to Veritec's distributors who primarily service the LCD market. Revenues from this market are unpredictable as they are generated when customers open new production facilities or update production equipment. The decline in revenue was offset by infringement revenue from Acacia of $402,264 for the three months ended December 31, 2006, compared to $119,535 for the same period in 2005. The decline in revenue was also offset by increased sales of secure ID card sales, totaling $7,883 for the three months ended December 31, 2006 compared to $7 for the three month period ended December 31, 2005. The increase in card sales was the direct result of the acquisition of SEI, Inc.

     Revenues of $853,825 for the six months ended December 31, 2006, increased by $56,073 or 7% more than for the same period ended December 31, 2005. For the six months ended December 31, 2006, software license sales were down by $425,610, hardware sales were less by $9,026, secure ID card sales increased by $7,834, and infringement settlements were higher by $482,875.

     The decline in, software license sales and hardware sales and the increase in secure ID card sales for the six months ended December 31, 2006, compared to the same period in 2005 are for the same reasons as explained for the three month period above. Infringement revenue from Acacia of $661,928 for the six months ended December 31, 2006 increased by $482,875 compared to the six months ended December 31, 2005, which reflects Acacia's strong efforts to settle with infringers. For the six month period ended December 31, 2006, infringement revenue received from Acacia was 78% of the total revenue compared to 22% for the same period in 2005.

Cost of Sales

     Cost of sales of $10,428 for the three months ended December 31, 2006, decreased by $5,858 or 36% from the same period in 2005, and decreased 4.7% as a percent of sales for the quarter. For the three months ended December 31, 2006, the cost of hardware sales decreased $6,549 but increased as a percentage of sales by 0.8% compared to the same period for the previous year, whereas the cost of software licenses for the quarter ended December 31, 2006 decreased $1,242 compared to the same period in 2005. Software license cost for the three month period ended December 31, 2006, compared to the same three month period of 2005 decreased as a percentage of sales by 0.8%. The increased hardware cost of 0.8%, as a percentage of sales, was the result of the Company accepting higher costs of 53% and lower margins of 47% on the equipment portion of a sale to a local customer, which was done as an enticement to obtain the business.

     Cost of sales for the six months ended December 31, 2006, totaled $15,538 and for the six months ended December 31, 2005, cost of sales were $33,643 a decrease of $18,105. As a percentage of sales, for the six month period ended December 31, 2006, cost of sales was 1.8% compared to 4.2% for the six months ended December 31, 2005. The infringement revenue received from Acacia which carries no cost caused cost of sales as a percentage of revenue for the six months ended December 31, 2006 compared to the same period in 2005 to decrease.

Selling General and Administrative

     Selling, general and administrative expenses of $392,577 for the three months ended December 31, 2006, increased by $112,971 or 40% from the same period in 2005. The increase was in part the result of marketing expense totaling $63,793. Since emerging from bankruptcy the Company has added a V.P. of Sales and Marketing, a salesperson to market and grow the secure ID card business, acquired SEI, Inc., and contracted with several consulting firms in order to market the Company's products. For the three months ended December 31, 2005, the Company had no sales and marketing employees and used minimal consultants. For the three months ended December 31, 2006, payroll costs for sales and marketing totaled $46,458 and consultant costs were $16,350. Professional fees for legal and audit services increased by $65,459 for the three month period ended December 31, 2006, compared to the same period in 2005. For the second quarter of Fiscal 2007, the Company recognized increased professional fees as a result of the Company's effort to become current with its SEC reporting.

     For the six months ended December 31, 2006, selling, general and administrative expenses were $724,057 and $581,584 for the six months ended December 31, 2005 an increase of $142,473. For the six months ended December 31, 2006, travel costs increased $11,009, selling and marketing expense increased $69,238, professional services increased $62,611 and all other expenses decreased $385 compared to the same six month period in 2005.

Research and Development

     Research and development expense of $107,491 for the three months ended December 31, 2006 increased by $73,519 from 2005. Research and development expense was $194,895 for the six month period ended December 31, 2006 and $58,199 for the six months ended December 31, 2005. The increase for both the three and six month periods was the result of the resumption of research and development efforts since emerging from bankruptcy. We have concentrated our engineering efforts to finalize the development and production of the FCR-100 Finger Print reader and in improving the accuracy and readability of the VSCode. During the three months ended December 31, 2006, we entered into an agreement with a design and manufacturing company to design and manufacture a line of readers to overcome the Company's dependence on outside suppliers. We have been evaluating a proto-type cell phone reader designed by the manufacturing company. The Company has also entered into an agreement with a software integration and banking firm to develop the back end software necessary to link a customer's database and the Company's PhoneCodes(C) Technology. We are also working with this banking firm to incorporate the VSCode and their banking technology to develop the VSCard(C). The VSCard(C) will be the combination of both a Visa debit card and an Identity-Card to create a multi functional ID-card with unique banking and security capabilities.

Capital Expenditures and Future Commitments

     Capital expenditures for the six months ended December 31, 2006, were $30,179, of which $18,500 was for the development of the PhoneCodes(C) product software and $6,296 was for the assets of the SEI acquisition. For the six months ended December 31, 2005, there were no capital expenditures. Although we continue to try and minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Other Assets-Software License

     In December, the Company spent $100,000 for the purchase of an Independent Sales Organization (ISO) license. The license allows the Company the capabilities of operating as a marketing arm of participating banks and providing the Company's customers a secure banking and debit card system. The Company believes this license is one of the crucial components necessary to take the PhoneCodes(C) product to market. The license also provides the Company the necessary technology to produce and market the VSCard(C). The VSCard(C) will be the combination of both a Visa debit card and an Identity-Card to create a multi functional ID-card with unique banking and security capabilities. The license will be amortized over a five year period beginning the third quarter of fiscal 2007.

     The Company capitalizes software license cost and amortizes the cost over a five year period unless it can be determined by management that the life of the license is either more or less than five years.

Liquidity and Capital Resources

     The Company has relied on The Matthews Group for funding. Through December 31, 2006, The Matthews Group has funded $1,685,185, including prepayments, of the original of $2,000,000 stock subscription receivable.

     For the three months ended December 31, 2006 and 2005, the Company has recognized infringement revenue of $402,264 and $119,535, respectively, through its relationship with Acacia. It is expected that infringement revenue will decline or cease after the quarter ending March 31, 2007, as the Company's patents are subject to reexamination by the United States Patent and Trademark Office.

     As of February 13, 2007, the Company, after having received the third quarter payment of infringement revenue of $1,105,966, had consolidated cash balances of $1,252,128, which, we believe is sufficient to meet our short-term needs. However, the Company may need additional capital to continue to develop and expand.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures

     There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     Our Chief Executive Officer and Chief Financial Officer, do not expect that disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     During its 1995 - 1997 bankruptcy, the Company sought an investment group to fund the $2,000,000 required under the Plan of Reorganization approved by the Bankruptcy Court. In the intervening years, various investment groups attempted to help the Company fund this required investment. Partial funding received from these investment groups were settled through stock issuances by the Company. One of these former investment groups made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding their efforts to secure funding on behalf of the Company. Management believes these claims were settled in the bankruptcy or are time barred. Due to uncertainties, however, it is at least possible that claims will be asserted. The ultimate outcome of these claims, if asserted, cannot presently be determined.

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

     VCode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company's patents. US Bank National Association has entered into a licensing agreement with the Company and the case as to that defendant was dismissed. The remaining defendants, Brother Industries, Ltd., Sato Corporation, and Toshiba Corporation, did not settle but were dismissed from the case without prejudice. VData and the Company must wait for resolution of the patent reexaminations, described below, before re-asserting claims against the defendants. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.

     On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that VCode's United States Patent No. 5,612,524 is not enforceable against Cognex Corporation and its customers. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff's allegations and claims for damages, injunctive relief, attorney's fees, and costs. A counterclaim was also filed for infringement of United States Patent Nos. 5,612,524. This case has not yet been set for trial. At this point in time, it is too early to evaluate the likelihood of an unfavorable outcome or an estimate of the amount of range of potential loss.

     On April 6, 2006, the U.S. Patent and Trademark Office granted a Third Party Request for an Ex Parte Reexamination of VCode's United States Patent No. 5,612,524. A response on behalf of the Company rebutting the allegations in the Request for Reexamination has been filed with the U.S. Patent and Trademark Office. The Company is awaiting a determination by the U.S. Patent and Trademark Office on whether to proceed with the reexamination process or dismiss the request for lack of merit. The Company has been advised by legal counsel that a preemptive filing of such a request for Ex Parte Reexaminations is commonplace in the enforcement areas of patent law and practice. The Company is confident in its patent but is unable to express an opinion at this time with respect to the outcome of the reexamination. However, not all claims of the patent have been challenged and the Company believes that a determination adverse to the patent would not be detrimental to the Company's ability to market its products, but could be detrimental to the collection of licensing fees based upon this patent.

     On May 23, 2006, VCode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants' Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company's patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case; as to those defendants has been dismissed. Aetna, Inc., and Merchants' Credit Guide Co., have filed responsive pleadings in the action. Defendant PNY Technologies, Inc. has counterclaimed with allegations of non-infringement, invalidity, and inequitable conduct and is seeking attorney's fees and costs. Defendant Aetna, Inc. filed a Motion to Dismiss and a Motion for Rule 11 Sanctions. The Court denied both of Aetna's motions. Defendant Merchant's Credit Guide Co. filed a Motion to Stay; Alternative Motion for Sanctions. The Court recently granted Merchants' Motion to Stay and the case is currently stayed pending re-exam of the patents. This case has not yet been set for trial. At this point in time, it is too early to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss.

     On October 26, 2006, a Third Party Request for an Ex Parte Reexamination of VCode's United States Patent No. 4,924,078 was made. The Company was awaiting a determination from the U.S. Patent and Trademark Office as to whether a grant of the request for reexamination was merited. On January 17, 2007, the reexamination for United States Patent No. 4,924,078 was ordered. A response on behalf of the Company rebutting the allegations in the Request for Reexamination will be filed with the U.S. Patent and Trademark Office. Once the response has been filed, the Company will await a determination by the U.S. Patent and Trademark Office on whether they will proceed with the reexamination process or dismiss the request for lack of merit. The Company has been advised by legal counsel that a preemptive filing of such a request for Ex Parte Reexaminations is commonplace in the enforcement areas of patent law and practice. The Company is confident in its patent but is unable to express an opinion at this time with respect to the outcome of the reexamination. However, the Company believes that a determination adverse to the patent would not be detrimental to the Company's ability to market its products, but could be detrimental to the collection of licensing fees based upon this patent.

SEC Reporting Obligations

     We are subject to the continuing reporting obligations of the Securities Exchange Act of 1934 (the 1934 Act), which, among other things, requires the filing of quarterly and annual reports and proxy materials with the Securities and Exchange Commission (the SEC). Prior to September 1999 and periodically thereafter, including the entire period during our most recent bankruptcy, we did not comply with SEC filing requirements. We have recently filed delinquent reports. To our knowledge, there is no current inquiry or investigation pending or threatened by the SEC in connection with our prior reporting violations. However, there can be no assurance that we will not be subject to such inquiry or investigation in the future. As a result of any potential or pending inquiry by the SEC or other regulatory agency, we may be subject to penalties, including among other things, suspension of trading in our securities, court actions, administrative proceedings, preclusion from using certain registration forms under the Securities Act of 1933, as amended, injunctive relief to prevent future violations and/or criminal prosecution.

Item 1A. Risk Factors

Risk Factors

     Investing in the Company entails substantial risk. In addition to the other risks and uncertainties discussed herein or available from outside sources, a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by forward-looking statements of the Company set forth within the body and Exhibits hereof include amongst other things:

     We have a History of Operating Losses.

          We have a history of operating losses that were a substantial factor in the Company having been twice placed in bankruptcy, once from October 1995 through October 1999 and again from February 2005 through August 2006. In an attempt to halt the continuation of these losses, we are developing new products, entering new markets and developing strategic alliances to grow revenue. There can be no assurance that we will be successful in these efforts, and, even if we are, whether we can become profitable.

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

     Continuing Licensing Revenues from Acacia and Intellectual Property.

          The Company is dependent on Acacia for a significant portion of its revenue. In the event of an adverse determination either with regard to the Patent Reexaminations or the Declaratory Judgment, our future ability to obtain licensing fees for United States Patent Nos. 4,924,078 and 5,612,524 could cease. Therefore, this infringement revenue should not be viewed as unlimited and should be considered likely to decline or cease in the near future.

          Future challenges of our intellectual property could be made by other claimants. Our business would be materially impacted in the event such claims are raised and ruled against us.

     Competition in the Asian Market.

          The Company currently relies heavily on its sales to the Asian markets. The cross-licensing agreement we executed with Mitsubishi that allowed for our emergence from bankruptcy and rights to use of the Mitsubishi Error Detection and Correction Technology gave Mitsubishi a license to our VeriCode(R) Technology that has resulted in increased competition. Competition in the Machine Readable Information and symbology sector, coupled with the strain on our relationships with our licensees and distributors while we were in bankruptcy, may impact future sales.

     Dependence on The Matthews Group.

          The Company has historically been dependent on The Matthews Group for its financial support. Management does not believe additional monies above the stock subscription obligation will be required in the immediate future. However additional capital may be required at some future point. The Company cannot guarantee that The Matthews Group will continue to provide additional funding.

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

     Effect of the Bankruptcy.

          Having been in bankruptcy has made it difficult for the Company to establish new trade credit relationships with both vendors and customers. Although the Company believes it will restore its credibility, the lack of trade credit could substantially impair the Company's ability to grow and implement its plans.

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

     Effect of Bonus.

          On February 6, 2007, the Company authorized a bonus to the Company's CEO in the amount of $300,000. The bonus is payable in either cash or stock equivalents to be determined at the sole discretion of the CEO. If the CEO elects to receive such bonus in the form of restricted stock, the stock price to be used to calculate the number of shares of restricted stock will be the closing market price on February 6, 2007 of $1.15 per share. The timing of the bonus payment, either as partial payment or payment in full and the form of the bonus is at the sole discretion of the CEO. Although we believe the bonus payment would only be distributed when the Company has sufficient cash reserves, timing of the bonus payment could have a material impact on the Company's liquidity.

     General Conditions Beyond the Companies Control.

          The general economic condition of the United States and other regions of the world, work disruptions, labor negotiations both at the Company and with our licensees and distributors, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other economic events, all to varying degrees, have an effect upon the Company some of which could be a material adverse impact.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information

          We will be having our Annual Meeting of Shareholders on March 2, 2007 at 11:00 a.m. local time at the offices of Lurie Besikof Lapidus & Company, LLP, 2501 Wayzata Boulevard, Minneapolis, Minnesota 55405. Our Board of Directors has fixed the close of business on January 12, 2007 as the record date for the determination of shareholders entitled to receive notice of and to vote at the meeting and any adjournment thereof.

Item 6. Exhibits

          A list of exhibits included as part of this Form 10-QSB is set forth in an Exhibit Index that immediately precedes the exhibits.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB for the quarter ended December 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized on the February 14, 2007.

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

EXHIBIT INDEX

3(ii)   Current Bylaws of Veritec, Inc. as amended.

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

*99.6 Notice of the Registrant's receipt of "Order and Final Decree Closing Chapter 11 Case" from the United States Bankruptcy Court (Case Number 05-31119) (filed as Item 1.03 Bankruptcy or Receivership and Item 8.01 Other Events identifying the Press Release issued announcing the same, to Veritec's Form 8-K filed August 11, 2006 and incorporated herein by reference).

        With respect to the documents incorporated by reference to this Form 10-QSB, Veritec's Commission File Number is 0-15113.

*    As Previously Filed