Form 10QSB
period 2007-03-31
VERITEC INC
filed 2007-05-15
CIK 773318

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

               For the quarterly period ended        March 31, 2007
                                                     --------------

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No  [X]


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 14, 2007, the Company had:


           Number of Shares of Common Stock
-------------------------------------------------------
                      15,078,598
-------------------------------------------------------

   Transition Small Business Disclosure Format (check one):  Yes [ ]   No  [X]


================================================================================

                                   FORM 10-QSB
                                  VERITEC, INC.

                                      INDEX

                                                                                               Page(s)

PART I.       FINANCIAL INFORMATION      1

Item 1.    Financial Statements                                                                   1
Item 2.    Management's Discussion and Analysis or Plan of Operation                              9
Item 3.    Controls and Procedures                                                               14

PART II.      OTHER INFORMATION                                                                  14

Item 1.    Legal Proceedings                                                                     14
Item 1A.   Risk Factors                                                                          16
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                           17
Item 3.    Defaults Upon Senior Securities                                                       17
Item 4.    Submission of Matters to a Vote of Security Holders                                   17
Item 5.    Other Information                                                                     18
Item 6.    Exhibits                                                                              18

           Signatures                                                                            18

           Exhibits Index                                                                        19

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         VERITEC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                             March 31,          June 30,
                                                                                               2007               2006
                                                                                          --------------     ---------------
ASSETS                                                                                      (Unaudited)         (Audited)

Current Assets:
  Cash                                                                                    $   1,353,321      $      898,424
  Accounts receivable, net                                                                       61,071              59,173
  Note receivable                                                                                76,223                  --
  Inventories                                                                                    15,156               7,495
  Prepaid expenses                                                                               50,650               4,650
                                                                                            ------------       -------------
       Total Current Assets                                                                   1,556,421             969,742

Property and Equipment, net                                                                      91,538              21,088
Software License                                                                                 95,000                  --
                                                                                            ------------       -------------

       Total Assets                                                                       $   1,742,959      $      990,830
                                                                                            ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                        $      86,863      $       37,400
  Accrued expenses                                                                              424,550             285,372
                                                                                            ------------       -------------
       Total Current Liabilities                                                                511,413             322,772

Prepayment on Stock and Subscription Receivable                                                      --              92,008
                                                                                            ------------       -------------
       Total Liabilities                                                                        511,413             414,780
                                                                                            ------------       -------------

Commitments and Contingencies

Stockholders' Equity:
  Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000
     shares of Series H authorized, 1,000 shares issued                                           1,000               1,000
  Common stock, par value $.01; authorized 20,000,000 shares, 15,078,598 shares issued          150,786             150,786
  Subscription receivable                                                                      (243,751)           (386,138)
  Additional paid-in capital                                                                 13,534,261          13,420,192
  Accumulated deficit                                                                       (12,210,750)        (12,609,790)
                                                                                            ------------       -------------
       Total Stockholders' Equity                                                             1,231,546             576,050
                                                                                            ------------       -------------

       Total Liabilities and Stockholders' Equity                                         $   1,742,959      $      990,830
                                                                                            ============       =============


            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                                             Three months ended March 31,
                                                                                          ----------------------------------
                                                                                               2007               2006
                                                                                          --------------     ---------------
Revenues:
     License and other                                                                    $     171,015      $      683,379
     Infringement                                                                             1,105,966                  --
                                                                                            ------------       -------------
        Total Revenues                                                                        1,276,981             683,379

Cost of Sales                                                                                    24,191               9,571
                                                                                            ------------       -------------
Gross Profit                                                                                  1,252,790             673,808
                                                                                            ------------       -------------

Operating Expenses:
     Selling, general and administrative                                                        709,070              92,124
     Research and development                                                                    95,716               2,537
                                                                                            ------------       -------------
        Total Operating Expenses                                                                804,786              94,661
                                                                                            ------------       -------------

Income from Operations                                                                          448,004             579,147
                                                                                            ------------       -------------

Other Income:
     Settlement with creditors                                                                       --           9,356,948
     Interest Income                                                                             15,193                 782
                                                                                            ------------       -------------
          Total Other Income                                                                     15,193           9,357,730
                                                                                            ------------       -------------

Net Income                                                                                $     463,197      $    9,936,877
                                                                                            ============       =============

Income Per Common Share - Basic and Diluted                                               $        0.03      $         0.66
                                                                                            ============       =============


            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                                             Nine months ended March 31,
                                                                                          ----------------------------------
                                                                                               2007               2006
                                                                                          --------------     ---------------
Revenues:
     License and other                                                                    $     362,913      $    1,302,077
     Infringement                                                                             1,767,894             179,053
                                                                                            ------------       -------------
       Total Revenues                                                                         2,130,807           1,481,130

Cost of Sales                                                                                    39,729              43,214
                                                                                            ------------       -------------
Gross Profit                                                                                  2,091,078           1,437,916
                                                                                            ------------       -------------

Operating Expenses:
     Selling, general and administrative                                                      1,433,128             673,707
     Research and development                                                                   290,611              60,737
                                                                                            ------------       -------------
       Total Operating Expenses                                                               1,723,739             734,444
                                                                                            ------------       -------------

Income from Operations                                                                          367,339             703,472
                                                                                            ------------       -------------

Other Income:
     Settlement with creditors                                                                       --           9,356,948
     Interest Income                                                                             31,701               6,351
                                                                                            ------------       -------------
         Total Income                                                                            31,701           9,363,299
                                                                                            ------------       -------------

Net Income                                                                                $     399,040      $   10,066,771
                                                                                            ============       =============

Income Per Common Share - Basic and Diluted                                               $        0.03      $         0.67
                                                                                            ============       =============



            See notes to condensed consolidated financial statements.

                         VERITEC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                             Nine months ended March 31,
                                                                                          ----------------------------------
                                                                                               2007               2006
                                                                                          --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                             $     399,040      $   10,066,771
   Adjustments to reconcile net income to net cash provided by operating activities:
     Settlement with creditors                                                                       --          (9,356,948)
     Depreciation                                                                                 7,728               5,090
     Amortization of software license                                                             5,000                  --
     Stock based compensation                                                                   123,539                  --
     Interest added to note receivable                                                           (6,794)                 --
     Services applied to reduce note receivable                                                  26,488                  --
     Changes in operating assets and liabilities:
         Accounts receivable                                                                     (1,898)           (126,645)
         Inventories                                                                             (7,661)              3,077
         Prepaid expenses                                                                       (46,000)              5,558
         Accounts payables and accrued expenses                                                 119,698            (105,997)
                                                                                            ------------       -------------

Net cash provided by operating activities                                                       619,140             490,906
                                                                                            ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Advance on note receivable                                                                  (400,000)                 --
   Collection on note receivable                                                                304,083                  --
   Purchases of equipment                                                                       (23,882)                 --
   Purchases of software license                                                               (100,000)                 --
                                                                                            ------------       -------------

Net cash used by investing activities                                                          (219,799)                 --
                                                                                            ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITY
   Proceeds from subscription receivable                                                         55,556                  --
                                                                                            ------------       -------------

NET INCREASE IN CASH                                                                            454,897             490,906
CASH AT BEGINNING OF PERIOD                                                                     898,424             432,518
                                                                                            ------------       -------------

CASH AT END OF PERIOD                                                                     $   1,353,321      $      923,424
                                                                                            ============       =============

NONCASH ACTIVITIES
   Applied accrued expenses and prepayment on subscription receivable to subscription
     receivable                                                                           $     111,111      $      166,667
   Purchase of property and equipment of Secure Environments, Inc. in year end accrued
     expenses                                                                                     6,296                  --
   Purchase of property and equipment included in accounts payable                               48,000                  --



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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-KSB as of and for the year ended June 30, 2006. The Condensed Consolidated Balance Sheet at June 30, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

     The accompanying condensed consolidated financial statements include the accounts of Veritec and VCode. All inter-company transactions and balances were eliminated in consolidation.

C.       NATURE OF BUSINESS

     The Company is primarily engaged in the development, marketing and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States Patent Nos. 4,924,078, 5,331,176 and 5,612,524. As more fully described below, these patents are the property of VCode. The Company's encoding and decoding systems allow a manufacturer, distributor, reseller or user of products to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol, containing the binary encoded data applied to the product, enables automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. The Company has also developed a Secured Identification System based upon its proprietary VSCode(TM) and VeriCode(R) Symbology. The Company's Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual's unique identity. VCode holds patents in Europe (German patent No. 69033621.7; French patent No. 0438841; and Great Britain patent No. 0438841) and has applications pending with the United States Patent and Trademark Office for novel uses of its Multi-Dimensional Matrix Symbology. In addition to the United States patents owned by VCode, Veritec holds United States Patent No. 7,159,780.

     The Company's core business is the sale of its Multi-Dimensional Matrix Symbology together with its proprietary software products for the writing and reading thereof. Veritec owns a wholly owned subsidiary, VCode, a Minnesota corporation with offices also located at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427.

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

Software License

     The software license from RBA International, Inc. is capitalized at cost and amortized using the straight-line method over a life of five years starting January 2007.


E.       INCOME PER COMMON SHARE

     Basic income per common share is computed by dividing income available to common stockholders (net income) by the weighted-average number of common shares outstanding for the period. Diluted income per common share, in addition to the weighted average determined for basic income per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options, warrants and preferred stock.

The weighted average shares outstanding were 15,078,598 for all periods presented.

Diluted income per common share for the three and nine months ended March 31, 2007 and 2006, was computed as follows:

                                                      March 31, 2007                    March 31, 2006
                                              ------------------------------     ------------------------------
                                                  Three             Nine            Three              Nine
                                                  Months           Months           Months            Months
                                              -------------    -------------     ------------     -------------

Net income                                        $463,197         $399,040       $9,936,877       $10,066,771
                                              =============    =============     ============     =============

Weighted average shares outstanding             15,078,598       15,078,598       15,078,598        15,078,598
Incremental shares from assumed
exercise or conversion of dilutive
   instruments:
       Options and warrants                         32,130           35,084           15,000            15,000
       Preferred stock                              10,000           10,000           10,000            10,000
                                              -------------    -------------     ------------     -------------
Shares outstanding -- diluted                   15,120,728       15,123,682       15,103,598        15,103,598
                                              =============    =============     ============     =============

Income per common share - diluted                    $0.03            $0.03            $0.66             $0.67
                                              =============    =============     ============     =============

F.       STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment". SFAS No. 123(R) requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period.

     The board of directors authorized the Chief Executive Officer (CEO) to issue up to 1,000,000 shares of the Company's common stock in the form of options or stock bonuses to employees and consultants. At March 31, 2007, stock and stock options totaling 554,166 have been committed under this authorization.

     The Company has agreements with certain employees and consultants that provide for five years of annual grants of options to purchase shares of the Company's common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. For the three months ended March 31, 2007, the Company issued 40,000 options under these agreements. At March 31, 2007, the Company has commitments under these agreements to issue additional grants of options of 30,000 for fiscal year 2007, 90,000 for each fiscal year 2008 through 2010, and 60,000 options in fiscal 2011.

     The weighted-average fair value of options granted for the three months ended March 31, 2007, was $0.46 per option and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate -- 4.70%, dividend yield -- 0%, volatility -- 4.15%, and expected life -- 3 years. Volatility was extracted from the small market capitalization of the Dow Jones Indexes under the computer service subsector. Stock-based compensation expense of $13,907 and $0 was recognized in the three months ended March 31, 2007 and 2006, respectively. Stock-based compensation expense of $89,789 and $0 was recognized in the nine months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $19,335 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next three quarters.

     A summary of stock options is as follows:

                                                                  Number of       Option Price Per
                                                                   Options              Share
                                                               ----------------   ------------------

Balance at June 30, 2006                                              30,000            $2.04
   Granted                                                            40,000            $0.25
   Granted                                                            46,666        $0.94 - $1.36
   Granted                                                            40,000            $1.45
   Expired                                                            (5,000)           $1.36
                                                                 ------------
Balance at March 31, 2007                                            151,666*       $0.25 - $2.04
                                                                 ============

*40,000 shares fully vested, 111,666 shares vest in fiscal 2007; 5.2 years remaining contractual life.

The Company has an agreement with an employee to issue 5,000 shares of the Company's common stock beginning August 2006 and 2,000 shares annually thereafter for five years. Compensation expense related to this agreement was $7,500 for the nine months ended March 31, 2007. The issuance of the 5,000 shares of common stock is expected in the Company's fourth quarter.

     The Company entered into an agreement with a consultant to issue 15,000 shares of the Company's common stock as of January 2, 2007. Compensation expense related to this agreement was $26,250 for the three and nine months ended March 31, 2007. The issuance of the stock is expected in the Company's third quarter of fiscal 2008.

G.       NOTE RECEIVABLE

     In December 2006, the Company loaned $100,000 to RBA International, Inc.
(RBA) in exchange for a promissory note from RBA International, Inc. The unsecured note bears annual interest at 10%, was due January 31, 2007 and can be prepaid at any time without penalty. In January 2007, the Company agreed to extend the note to March 1, 2007, and apply all charges incurred by the Company for services performed and/or software purchases against the note and accrued interest until such time that the note is paid in full. As of March 31, 2007, there have been services performed by RBA totaling $26,488 that offset principal and interest of the note receivable due Veritec. As of March 31, 2007, the note receivable has a current outstanding balance of $76,223, which is comprised of the principal amount of $100,000, accrued interest of $2,711 and reductions of $26,488 for services performed by RBA. Demand for payment of the promissory note has not been pursued since it is expected that by June 30, 2007, sufficient services will be performed by RBA negating any monies due Veritec from this note receivable.

     In January 2007, the Company loaned $300,000 to RBA in exchange for a promissory note from RBA and related owners of RBA. The note bears annual interest at 10% and was due on or before March 1, 2007 and is collateralized by certain assets of RBA. The Company has been granted an exclusive right to purchase a majority ownership in RBA on or before January 5, 2008. Unpaid principal and interest on the note can be prepaid without penalty and may be applied as a payment towards a majority ownership interest in RBA by the Company. On March 1, 2007, the Company received a payment totaling $304,083, which paid in full the note and accrued interest. The Company retains the exclusive right to purchase a majority ownership in RBA.

     In the first part of April 2007, the Company loaned $100,000 to RBA in exchange for a promissory note. The note bore annual interest at 8% and was due on or before May 16, 2007 and was collateralized by certain assets of RBA. Principal and interest on the note could have been prepaid at any time without penalty. Towards the end of April 2007 the Company loaned an additional $100,000 to RBA and in exchange merged both borrowings into a new promissory note. The new promissory note was for the amount of $200,900. The promissory note balance was composed of the two loans to RBA during the month of April in the amount of $100,000 each and $900 for the interest, which the first promissory note would have yielded had it gone to maturity. The new note bears no annual interest but instead provides the Company with two software licenses; is due on or before May 16, 2007 and is collateralized by certain assets of RBA. The note can be prepaid at any time prior to May 16, 2007, however the two software licenses remain the property of the Company.

H.       NOTE PAYABLE -- RELATED PARTY

     In November 2003, a consultant and shareholder of the Company loaned $50,000 to the Company for working capital. The Company agreed to issue 2,500 shares of common stock. This note payable was paid in August 2004. The issuance of the 2,500 shares of common stock is expected in the Company's fourth quarter of 2007.

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

     From time to time, The Matthews Group has made prepayments against its subscription obligation. Prepayments are nonrefundable and non-interest bearing.

J.       OTHER SIGNIFICANT EVENTS

     In January 2007, the Company, signed a work order with RBA in the amount of $48,000 for the analysis and design of a commercial website that allows an individual to place an order for either tickets, gift cards or both, the ability to make and accept payments via debit or credit cards and to integrate with our PhoneCodes(C), software and ultimately send notification along with the VeriCode(R), to a recipient's cell phone.

     In January 2007, the Company signed a Value Added Reseller (VAR) agreement with DataCard Group, Minnetonka, Minnesota. The agreement gives the Company the right to sell DataCard products in conjunction with our own products. DataCard Group manufactures and distributes card printers, card printer accessories and card printer supplies.

     In November 2006, the Company entered into an agreement to design and develop a line of readers to overcome the Company's dependence on outside suppliers. In Phase One of the project, a proto-type cell phone reader designed by the manufacturing company was evaluated and accepted. Phase Two of the project requires the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies. The agreement required a deposit of $30,000 and payments of $30,000 for each of the four defined milestones with the total project cost not to exceed $150,000. The project is continuing to progress but at this time no estimate as to the completion date has been determined. To date the Company has made the required deposit of $30,000 and a $20,000 advance. Payment under this agreement is recorded as research and development expense as the service is provided. Under this agreement, we have committed to purchase 5,000 readers totaling $660,000, over the course of a two year period of time, which would begin once development and testing of the product has been completed and accepted. However, the company contracted to do the design and manufacture of the readers has not met the agreed upon timetable for completion of the project and therefore are no longer in compliance with this agreement. As a result, Veritec has begun discussions pertaining to the re-negotiation of this agreement.

     On February 6, 2007, the Company authorized a $300,000 bonus to the Company's CEO. The bonus is payable in either cash or stock equivalents to be determined at the sole discretion of the CEO. If the CEO elects to receive such bonus in the form of restricted stock, the stock price to be used to calculate the number of shares of restricted stock will be the closing market price on February 6, 2007 of $1.15 per share. The timing of the bonus payment, either as partial payment or payment in full and the form of the bonus is at the sole discretion of the CEO. At this time, no stock or cash has been issued. The liability for the bonus is recorded based on the greater of $300,000 or the value of the shares the CEO is entitled to receive based on the closing balance sheet date stock price. At March 31, 2007, the Company accrued $300,000 for the bonus.

K.       RECENTLY ISSUED ACCOUNTING STANDARD

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties in interim and annual periods. FIN 48 is effective for the Company on July 1, 2007. The Company is currently evaluating the effect of this standard on our consolidated financial statements.


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

Software License

     The software license from RBA International, Inc. is capitalized at cost and amortized using the straight-line method over a life of five years.

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

     The Company also is developing its presence in the secure identification and access control markets by teaching the means to utilize the VSCode(TM) Identification (ID) Cards to store images, biometric data (retinal and fingerprint minutia) and alphanumeric data for contemporaneous verification of an individual's unique identity.

Infringement Revenue

     For the three months ended March 31, 2007 and 2006, the Company recognized infringement revenue of $1,105,966 and $0, respectively, through its relationship with Acacia. For the nine months ended March 31, 2007, the Company recognized infringement revenue of $1,767,894 compared to infringement revenue of $179,053 for the nine months ended March 31, 2006. The Company recognizes infringement revenue upon the completion of all required terms under the agreement with

Acacia and when collection is assured. The patents, which are the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office and are the subject of a declaratory judgment action seeking to declare the patents invalid. All infringement actions have been suspended pending the outcome of these proceedings. Furthermore the patents expire in November 2007. Therefore it is likely that revenues from patent infringement claims will be significantly reduced.

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

Results of Operations -- March 31, 2007 compared to March 31, 2006

Revenues

     Revenues for the three months ended March 31, 2007 were $1,276,981 compared to $683,379 for the same period last year, an increase of $593,602. For the three months ended March 31, 2007, software license revenues were down by $506,497, hardware revenues were lower by $13,332, secure ID card revenue increased by $7,465 and infringement settlements were higher by $1,105,966.

     The Company is continuing to see declining software license and hardware sales from our distributors located in the Far East. The primary reason for the decline is that other companies competing with our distributors have been able to improve their hardware to be equivalent or superior to the hardware of our distributors thus taking away an advantage our distributors once enjoyed. Accordingly, we are addressing these issues by continuing to grow the number of distributorships for our products and developing our own line of readers to make us more competitive in the market. In March 2007, Siemens A&D, SC, based in Nuremberg-Moorenbrunn, Germany, became a distributor for Veritec and immediately placed their first order of licenses. A second reason for the decline in revenue is the volatility of revenues due to the fluctuation of sales to Veritec's distributors who primarily service the LCD market. Revenues from this market are unpredictable as they are generated when customers open new production facilities or update production equipment. Although the Company has successfully emerged from bankruptcy, we believe our absence from the market, even for that brief time, was a deterrent in maintaining our market presence. The decline in software license and hardware revenue was offset by infringement revenue from Acacia of $1,105,966 for the three months ended March 31, 2007, compared to $0 for the same period in 2006. The decline in software license and hardware revenue was also offset by increased sales of secure ID card revenue totaling $7,473 for the three months ended March 31, 2007 compared to $7 for the three month period ended March 31, 2006. The increase in secure ID card revenue was the direct result of the acquisition of SEI, Inc.

     Revenues of $2,130,807 for the nine months ended March 31, 2007, increased by $649,676 over the same nine months ended March 31, 2006. For the nine months ended March 31, 2007 compared to nine months ended March 31, 2006, software license and hardware revenue were down $932,107 and $22,358, respectively, offset by increases in infringement and secure ID card revenue of $1,588,841 and $15,300, respectively. The decline in software license and hardware revenues and the increase in secure ID card revenue for the nine months ended March 31, 2007, compared to the same period in 2006 are for the same reasons as explained for the three month period above. Infringement revenue from Acacia was $1,767,894 for the nine months ended March 31, 2007 and $179,053 for the nine months ended March 31, 2006 an increase of $1,588,841, which reflects Acacia's strong efforts to settle with infringers. For the nine month period ended March 31, 2007, infringement revenue received from Acacia was 83% of the total revenue compared to 12% for the same period in 2006.

Cost of Sales

     Cost of sales of $24,191 for the three months ended March 31, 2007, increased by $14,620 or 153% from the same period in 2006, however as a percentage of revenue, cost of sales only increased 0.5% for the three months ended March 31, 2007 compared to the same period in 2006 as a result of the increase in infringement revenue during the periods which has no related cost. The $14,620 increase in cost of sales was predominantly from monthly charges of $19,250 for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased from RBA in December 2006. These charges will continue to result in higher cost of sales and lower margins until such time as the revenue generated from this expense becomes significant. Cost of sales as a percentage of revenue has also been increasing as a result of the Company lowering the sale price of our software license to stay competitive with the market.

     Cost of sales for the nine months ended March 31, 2007, totaled $39,729 and for the nine months ended March 31, 2006, cost of sales were $43,214 a decrease of $3,485. As a percentage of revenue, for the nine month period ended March 31, 2007, cost of sales was 1.9% compared to 2.9% for the nine months ended March 31, 2006 as a result of the increase in infringement revenue during the periods which has no related cost. Software license and hardware cost of sales as a percentage of revenue for the nine months ended March 31, 2007 was 10.9% and for the nine months ended March 31, 2006 the cost of sales as a percentage of revenue was 2.9% an increase of 8.0%. The decrease in cost of sales was predominantly from a lower volume of products being sold offset by monthly charges of $19,250 for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased from RBA in December 2006. Cost of sales as a percentage of revenue has also been increasing as a result of the Company lowering the sale price of our software license to stay competitive with the market.

Selling General and Administrative

     Selling, general and administrative expenses were $709,070 for the three months ended March 31, 2007, and $92,124 for the three months ended March 31, 2006, an increase of $616,946. For the three months ended March 31, 2006, the Company was in Chapter 7 bankruptcy most of the period and thus incurred minimal expenses. The increase was in part the result of marketing expense totaling $95,823 for the three months ended March 31, 2007 compared to $0 for the period ended March 31, 2006. Since emerging from bankruptcy the Company has added a V.P. of Sales and Marketing/Public Relations, salespeople, outside consultants and other sales and marketing staff plus increased travel and advertising costs. For the three months ended March 31, 2007, payroll costs for sales and marketing totaled $59,031, consultant costs were $26,500 and the remaining sales and marketing expenses totaled $10,292. Administrative expenses for the three month period ended March 31, 2007, totaled $612,247 and $92,124 for the three months ended March 31, 2006. Payroll and related costs increased $424,392, which is the result of having a full quarter of administrative staff for the three months ended March 31, 2007 versus having a partial quarter of staff for the three month period ended March 31, 2006. The majority of the increase in payroll costs was due to the issuance of a $300,000 bonus to the CEO which was approved by the Company's Board of Directors for the period ended March 31, 2007. For the three months ended March 31, 2007, legal and audit fees were $74,535 and $0 for the same period in 2006, again the result of the Company being in Chapter 7 bankruptcy for most of that period. Facility costs of $24,783 for the three months ended March 31, 2007 were $17,631 higher than the same period in 2006.

      For the nine months ended March 31, 2007, selling, general and administrative expenses were $1,433,128 and $673,707 for the nine months ended March 31, 2006 an increase of $759,421. For the nine months ended March 31, 2007, selling and marketing expense increased $171,195, as a result of staffing the sales and marketing department and spending the money to promote our product and attract clientele. Administrative expenses for the nine month period ended March 31, 2007, totaled $1,244,797 and $656,571 for the nine months ended March 31, 2006. Payroll and related costs increased $435,553, which is primarily the same reason as explained for the three month period, which includes issuance of a $300,000 bonus. For the nine months ended March 31, 2007, the remaining difference of $152,673 is proportionately the same as for the three month period where legal and audit and facility costs are the primary components of the $152,673 with all other administrative costs for the nine months ended March 31, 2007 and 2006, in total offsetting each other.

Research and Development

     Research and development expense of $95,716 for the three months ended March 31, 2007 increased by $93,179 from 2006. Research and development expense was $290,611 for the nine month period ended March 31, 2007 and $60,737 for the nine months ended March 31, 2006. The increases for both the three and nine month periods were the result of the resumption of research and development efforts since emerging from bankruptcy, primarily through the use of consultants, which totaled $198,510 for the nine months ended March 31, 2007. Since the bankruptcy, we have concentrated our engineering efforts to finalize the development and production of the FCR-100 (Finger Print Card Reader) and in improving the accuracy and readability of the VSCode(TM). During the nine months ended March 31, 2007, we entered into an agreement with a company to design and develop a line of readers to overcome the Company's dependence on outside suppliers. In Phase One of the project, a proto-type cell phone reader designed by the manufacturing company was evaluated and accepted. Phase Two of the project requires the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies. The agreement requires a deposit of $30,000 and payments of $30,000 for each of the four defined milestones with the total project cost not to exceed $150,000. The project is continuing to progress but at this time no estimate as to the completion date has been determined. To date the Company has made the required deposit of $30,000 and a $20,000 advance. The Company has entered into an agreement with a software integration company to develop the software necessary to link to a customer's database and to integrate with the software, already developed, to complete the Company's PhoneCodes(C), Technology. We have also been working with the software integrator and a bank to incorporate the VSCode(TM) and banking technology to create the VSCard(C). The VSCard(C), will be the combination of both a debit card and an Identity-Card to create a multi functional ID-card with unique banking and security capabilities.

Settlement with Creditors

      As a result of the emergence of the Company from Chapter 11 bankruptcy in March, 2006, the Company recorded income of $9,356,948 from the relief of debt, including $7,874,518 owed to Mitsubishi for the three and nine months ended March 31, 2006 and the relief of debt totaling $1,482,430 from predominantly legal and audit fees for the three and nine months ended March 31, 2006.

Capital Expenditures and Future Commitments

     Capital expenditures for the nine months ended March 31, 2007, were $78,178, consisting primarily of $48,000 for software development (included in accounts payable), $18,500 for the development of the PhoneCodes(C) product software and $6,296 for the acquisition of assets from SEI. For the nine months ended March 31, 2006, there were no capital expenditures. Although we continue to try and minimize spending for capital expenditures, we believe our need for additional capital equipment will continue because of the need to develop and expand our business. The amount of such additional capital is uncertain and may be beyond that generated from operations.

Other Assets-Software License

     In December, the Company spent $100,000 for the purchase from RBA of an Independent Sales Organization (ISO) license. The license allows the Company to operate as a marketing arm of participating banks and provides the Company's customers a secure banking and debit card system. The Company believes this license is one of the crucial components necessary to take the PhoneCodes(C), product to market. The license also provides the Company the necessary technology to produce and market the VSCard(C). The VSCard(C), will be the combination of both a debit card and an Identity-Card to create a multi functional ID-card with unique banking and security capabilities. The license began to be amortized over a five year period beginning the third quarter of fiscal 2007.

     The Company capitalizes software license cost and amortizes the cost over a five year period unless it can be determined by management that the life of the license is either more or less than five years.

Liquidity and Capital Resources

     The Company has relied on The Matthews Group for funding. Through March 31, 2007, The Matthews Group has funded $1,740,741, including prepayments, of the original of $2,000,000 stock subscription receivable.

     For the three months ended March 31, 2007 and 2006, the Company has recognized infringement revenue of $1,105,966 and $0, respectively, through its relationship with Acacia. It is expected that infringement revenue will decline or cease after the quarter ended March 31, 2007, as the Company's patents are subject to reexamination by the United States Patent and Trademark Office.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures
     There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     During its 1995 -- 1997 bankruptcy, the Company sought an investment group to fund the $2,000,000 required under the Plan of Reorganization approved by the Bankruptcy Court. In the intervening years, various investment groups attempted to help the Company fund this required investment. Partial funding received from these investment groups were settled through stock issuances by the Company. One of these former investment groups made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding their efforts to secure funding on behalf of the Company. Management believes these claims were settled in the bankruptcy or are time barred. Due to uncertainties, however, it is at least possible that claims will be asserted. The ultimate outcome of these claims, if asserted, cannot presently be determined.

     On June 30, 2000, we were served as a defendant in the matter of Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California. This suit was brought by a shareholder and former director of the Company against Veritec and various individuals claiming that certain corporate actions were taken without proper authority of the Company's Board of Directors and/or contrary to the Plan of Reorganization the Company filed and completed under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the 1990's. The complaint seeks equitable relief to set aside the issuance of Series H preferred stock (now converted into common stock) issued to The Matthews Group that was authorized by the previous approved bankruptcy reorganization plan in 1999, to prevent The Matthews Group from voting its stock at any meetings of stockholders and to remove certain of the individual defendants as directors of the Company. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. The case has lingered without prosecution for quite some time. We have requested modest discovery from Starosolsky and have received no response. Therefore, we have decided and are taking action to prepare a motion for summary judgment. At this time, management is not able to express an opinion on the likely outcome.

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

     On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that VCode's United States Patent No. 5,612,524 is not enforceable against Cognex Corporation and its customers, that the Company has defamed Cognex and that the Company has engaged in unfair and deceptive business practices in violation of Minnesota law. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff's allegations and claims for damages, injunctive relief, attorney's fees, and costs. A counterclaim was also filed for infringement of United States Patent Nos. 5,612,524. This case has not yet been set for trial. At this point in time, it is too early to evaluate the likelihood of an unfavorable outcome or an estimate of the amount of range of potential loss.

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

     On May 23, 2006, VCode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants' Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company's patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case; as to those defendants has been dismissed. Aetna, Inc., and Merchants' Credit Guide Co., have filed responsive pleadings in the action. Defendant PNY Technologies, Inc. has counterclaimed with allegations of non-infringement, invalidity, and inequitable conduct and is seeking attorney's fees and costs. Defendant Aetna, Inc. filed a Motion to Dismiss and a Motion for Rule 11 Sanctions. The Court denied both of Aetna's motions. Defendant Merchant's Credit Guide Co. filed a Motion to Stay; Alternative Motion for Sanctions. The Court recently granted Merchants' Motion to Stay and the case is currently stayed pending reexamination of the patents. This case has not yet been set for trial. At this point in time, it is too early to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss.

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

         Competition in the Asian Market.

              The Company currently relies heavily on its sales to the Asian markets. The cross-licensing agreement we executed with Mitsubishi that allowed for our emergence from bankruptcy and rights to use of the Mitsubishi Error Detection and Correction Technology gave Mitsubishi a license to our VeriCode(R) Technology that has resulted in increased competition. Competition in the Machine Readable Information and symbology sector, coupled with the strain on our relationships with our licensees and distributors while we were in bankruptcy, may continue to impact sales now and into the future.

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

         Competition.

              Our VeriCode(R) and VSCode(TM) Matrix Symbologies compete with alternative machine-readable codes such as conventional bar code systems, including UPC, EAN Code 39 and Code 49; and, alphanumeric systems such as OCR-A, OCR-B, PDF-417, Data Matrix and many others. Competitors offering alternative symbologies include numerous well capitalized private and publicly traded companies who offer a wide variety of bar code systems and solutions, as well as, alternative product solutions such as Radio Frequency Identification (RFID) and Global Positioning Satellite (GPS) technology. Our competitors include but are not limited to: Intermec (NYSE: IN); Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI); Symbol Technologies (NYSE: SBL); and, Zebra Technologies Corporation (NASDAQ:
         ZBRA). Competition from such companies may further reduce the future level of demand for the Company's products and/or the Company's future margins of profit.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

              Our Annual Meeting of Shareholders was held on March 2, 2007 at 11:00 a.m. local time at the offices of Lurie Besikof Lapidus & Company, LLP, 2501 Wayzata Boulevard, Minneapolis, Minnesota 55405. Our Board of Directors had fixed the close of business on January 12, 2007, as the record date for the determination of shareholders entitled to receive notice of and to vote at the meeting and any adjournment thereof. The annual meeting had two proposals that were voted upon. Proposal One was for the re-election of Van Tran, Larry Matthews and Dean Westberg as directors of Veritec. Proposal Two recommended the appointment of Lurie Besikof Lapidus & Company, LLP as the Company's independent registered public accounting firm. A quorum of votes existed and both proposals were approved.

         The matters voted on at this Annual Meeting and the shares cast for each proposal are shown in the following table.

                                            Shares cast                 For                        Against           Abstained

         Election of Director Nominees:
           Ms. Van Thuy Tran                10,319,034                10,318,531                       503                0
           Larry Matthews                   10,319,034                10,303,678                    15,356                0
           Dean Westberg                    10,319,034                10,318,531                       503                0

         Ratify Lurie Besikof Lapidus
         & Company, LLP as the
         Independent Public Accounting
         Firm:                              10,319,034                10,318,531                       503                0

Item 5.  Other Information

         None

Item 6.  Exhibits

              A list of exhibits included as part of this Form 10-QSB is set forth in an Exhibit Index that immediately precedes the exhibits.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB for the quarter ended March 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized on the May 14, 2007.

                                                     Veritec, Inc.




                                          /s/      Van Thuy Tran
                                          --------------------------------------
                                          Van Thuy Tran, Chief Executive Officer




                                          /s/      Gerald Fors
                                          --------------------------------------
                                          Gerald Fors, Chief Financial Officer

EXHIBIT INDEX

3(i) Restated Articles of Incorporation of Veritec, Inc. (as an exhibit hereto).

3(ii) Bylaws of Veritec, Inc. (filed as exhibit 3(ii) to Veritec's Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, and incorporated herein by reference).

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