Form 10KSB
period 2007-06-30
VERITEC INC
filed 2007-09-28
CIK 773318

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-15113

                                  VERITEC, INC.
              (Exact name of small business issuer in its charter)

                  Nevada                                          95-3954373
     (State or Other Jurisdiction of                            (IRS Employer
      Incorporation or Organization)                         Identification No.)

2445 Winnetka Avenue N. Golden Valley, MN                           55427
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

Revenues for the year ended June 30, 2007 were $2,205,566.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, computed by reference to the average bid price of the common stock on June 30, 2007, was approximately $3,822,147.

Number of shares outstanding as of June 30, 2007 was: 15,096,088.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

        THIS DOCUMENT CONSISTS OF 48 PAGES, INCLUDING THE EXHIBIT PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 43.

                                  VERITEC, INC.

                                   FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I ..............................................................        4
           FORWARD - LOOKING STATEMENTS .............................        4
   ITEM 1  DESCRIPTION OF BUSINESS ..................................        4
   ITEM 1A RISK FACTORS .............................................       10
   ITEM 2  DESCRIPTION OF PROPERTY ..................................       12
   ITEM 3  LEGAL PROCEEDINGS ........................................       13
   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......       14

PART II .............................................................       14
   ITEM 5  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
           SECURITIES ...............................................       14
   ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION ................................................       16
   ITEM 7  FINANCIAL STATEMENTS .....................................       21
   ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES .....................       38
   ITEM 8A CONTROLS AND PROCEDURES ..................................       38
   ITEM 8B OTHER INFORMATION ........................................       39

PART III ............................................................       39
   ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION
           16 (a) OF THE EXCHANGE ACT ...............................       39
   ITEM 10 EXECUTIVE COMPENSATION ...................................       41
   ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...............       42
   ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE ....................................       43
   ITEM 13 EXHIBITS .................................................       43
   ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES ...................       44
   SIGNATURES .......................................................       44

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

     ITEM 1 DESCRIPTION OF BUSINESS

     (a) General Development of Business

The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiary, Vcode Holdings, Inc. (Vcode).

Veritec was incorporated in the State of Nevada on September 8, 1982 for the purpose of development, marketing and sales of a line of microprocessor based encoding and decoding system products that utilize Matrix Symbology Technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. As more fully described below, three of these patents are the property of Vcode.

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

In January 2004, the Mitsubishi arbitration continued with Veritec proceeding on two claims against Mitsubishi (tortuous interference with prospective business opportunities and termination of a licensing agreement); and, Mitsubishi proceeded on various claims against Veritec for trade secret misappropriation and copyright infringement based upon the Error Detection and Correction (EDAC) Technology functionality utilized by Veritec, together with, assorted breach of contract claims.

In February 2005, an adverse ruling was made in the arbitration preceding against Veritec in favor of Mitsubishi, resulting in a monetary award of $8,174,518 to Mitsubishi and enjoining Veritec and by extension Veritec's customers from the future use or sale of Mitsubishi's EDAC Technology. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) for the District of Minnesota on February 28, 2005.

After reaching an agreement with Mitsubishi and other creditors, in April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, the Bankruptcy Court entered an Order and Final Decree closing the Chapter 11 case in its entirety. As a result of the Chapter 11 bankruptcy, Veritec settled $9,356,948 of debts including $7,874,518 owed to Mitsubishi. In connection with the settlement with Mitsubishi, we obtained a license to certain Mitsubishi EDAC technology and granted Mitsubishi a license to VeriCode(R).

Since emerging from bankruptcy, we have been focused on development of new applications for encoding and decoding technologies and continued enforcement of our patents through VData.

     (b) Nature of Business

The Company is primarily engaged in the development, marketing, and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. The Company's encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enable automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. Veritec has also developed a Secured Identification System based upon its proprietary VSCode(TM) and VeriCode(R) Symbology. The Company's Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual's unique identity. In addition to its United States patents, the Company holds patents in Europe (German Patent No. 69033621.7; French Patent No.

0438841; and Great Britain Patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for novel uses of its Multi-Dimensional Matrix Symbology.

The Company also seeks fees from the enforcement and licensing of it patents under its Exclusive License Agreement with VData. These fees have been a primary source of revenue for the Company. The patents (4,924,078 and 5,612,524), which are the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office and are the subject of a declaratory judgment action seeking to declare the patents invalid. All infringement actions of these patents have been suspended pending the outcome of these proceedings. Furthermore, the patents expire in November 2007. Therefore it is likely that revenues from patent infringement claims will be significantly reduced or ceased.

During 2007, VCode and VData filed and approved several infringement complaints against alleged infringers of the 5,331,176 patent.

The Company's main products are as follows:

The VeriCode(R)

The VeriCode(R) symbol is a two-dimensional high data density machine-readable symbol that can contain up to approximately 500 bytes of data in an area as small as the head of a pin. The VeriCode(R) symbol is based on a matrix pattern. The matrix is made up of data cells, which are light and dark contrasting squares. This part of the symbol looks like a scrambled chessboard. The matrix is enclosed within at least two solid lines and/or a solid border. Surrounding the solid border is a quiet zone of empty cells. This simple structure is the basis for the symbol's space efficiency.

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

Special orientation for reading the symbol is not necessary and is the basis of the novelty of Vcode's United States Patent No. 5,612,524. The VeriCode(R) symbol can be read at high degrees of angularity from vertical, in any direction relative to the reader. Veritec's symbology and reading software presently employs "Error Detection and Correction" (EDAC) technology of our own design, similar to that on music CD's. That means if a symbol is partially damaged or obscured, the complete data set stored in the symbol might be recovered. EDAC lowers the symbol's data capacity, but it can permit data recovery if up to 25% of the symbol is damaged. With EDAC, the code will return either accurate information or no information, but it will not return false or wrong information.

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

The VSCode(TM)

The VSCode(TM) is a derivative of the two-dimensional VeriCode(R) symbol. It is built around the core competencies of the VeriCode(R) symbol which includes the solid border, omni-directional reading and EDAC capability. The distinguishing factor for the VSCode(TM) is its ability to encrypt a greater amount of data by increasing data density. This matrix can hold up to approximately 4,151 bytes of data making it ideal for holding identification and biometric information. The VSCode(TM) offers a high degree of security, which can also be defined by the application requirements of the user.

The VSCode(TM) symbol can hold any form of binary information that can be digitized, including numbers, letters, images, photos, graphics, the minutia for biometric information, including fingerprints, to the extent of its data storage capacity, that are likewise limited by the resolution of the marking and reading devices employed by the user.

VSCode(TM) is designed for bankCards and high security applications. Because the code is encrypted on the Card it can be an independent portable database containing non-duplicative information that is unique to the individual owner of the bank account or credit Card; or, the data can be verified through a central database while maintaining high security for the Card issuer without the need of a PIN.

PhoneCode(C)

The Company has developed software products, which will allow individuals or companies to receive or distribute gift Cards, tickets, coupons, receipts or votes using the VeriCode(R) technology via wireless phone or PDA.

The GiftCode(C) allows an individual to purchase, by phone, by internet or in person a gift Card for a specific dollar amount from a retailer. The gift Card can be sent to the recipient via wireless phone and include a message, a musical tune, such as Happy Birthday or Jingle Bells, and a two-dimensional matrix code that has the detailed information of the gift Card including the amount, the retailer, etc. That recipient can redeem the gift Card by selecting merchandise from the retailer and redeeming the gift Card value via a code reader at the register at the time of checkout.

TicketCode(C) for concerts, sporting events, theme parks, etc. can be purchased by phone or internet and received via wireless phone. The TicketCode(C) also haS the capabilities of including a message, a musical tune such as "Take Me Out to the Ballgame" and the two-dimensional matrix code along with the event information (date, time, row, seat number, etc.) When arriving at the event, the wireless phone can be scanned at the gate via a code reader allowing immediate entrance.

The CouponCode(C) is a means for a retailer to increase sales through personalized targeted marketing campaigns. The retailer can tailor the CouponCode(C) with company graphics, text messages and musical tunes along with the two-dimensional matrix code and send it directly to the customer's wireless phone. The customer redeems the coupon by passing the wireless phone over the code reader and crediting the coupon value against the purchase.

The ReceiptCode(C) is the means for financial institutions, retailers and consumers to add security to electronic on-line transactions by sending a receipt electronically in the form of a 2-D barcode. One example, banking over the Internet, the present system allows a purchase to take place by simply filling out the credit card number, expiration date and the three digit code on the back of the plastic card. Presently, the cardholder receives notification of the transaction at much later time via mail or Internet. A

ReceiptCode(C) would help prevent the fraudulent use of the card by notifying all parties involved instantly in real time by way of an electronic 2-D barcode which can be received over the cell phone.

The VotingCode(C) provides a unique identifying number, each voter needing to file an absentee ballet can do so in the form of a 2-D VeriCode(R) symbol, via their cell phone or PDA. The entire voting process is quick, convenient, and secure.

Secure Identification Cards

The Company's secure identification cards (ID Card) are distinctive in that they present the cardholder's picture, fingerprint minutia and other pertinent data that can be produced in either a soft or hard card material. There are several choices when determining what data and material should be used in the production of the ID Card. A soft ID Card is a low cost method to produce an ID Card. The soft card is produced using a specially designed blank card stock that can be printed on using a simple inkjet printer. Once printed, the lamination material is folded over the print and laminated producing a durable long life ID Card at a cost effective price. The hard ID Card is the same material that can be found in credit cards. The hard ID Card, although more expensive to produce, can be designed to suit the needs of the customer. It can have print on both sides of the card, the card can include a mag stripe and depending on the required life expectancy of the card, it can be coated with different materials. Both the soft and the hard ID Cards can contain the usual data, such as name, address, identification number, etc. plus with the use of Veritec's patented VSCode(TM). The ID Card can contain its own portable database of personal information such as the individual's fingerprint minutia, social security number, phone number or any other pertinent data that can only be deciphered with a Veritec reader. The ID Card, along with the individual's picture and the VSCode(TM), offer a unique and secure method of identifying individuals.

Time and Attendance Software

The time and attendance software is a robust, user friendly program that includes the capabilities of time recording and reporting and also includes a card maker and card reader program. The card maker and card reader component of the program offer a unique security feature such that the program can produce ID Cards including photo fingerprint minutia and any other information the employer may request, plus the ability to decode the VSCode(TM) printed on the ID Card. The program requires an employee clocking in or out for the day to insert their ID Card into the reader and place their finger on the reader so that the program can perform a comparison of data and verify the fingerprint minutia. When the verification has been confirmed, the program records the approved clock in or out time for that employee. Should the fingerprint not match, the information will be rejected. This unique security feature prevents employees from clocking in another employee or other fraudulent time recording issues.

The FCR-100 Fingerprint Card Reader

The FCR-100 is a compact fingerprint card reader used to read and decode the VSCode(TM) symbology containing biometric information and other secured data. It consists of a combination of several modular components, including a quality camera, lighting mechanism, digital fingerprint reader, software lock, USB cable and housing, all tied into a PC operating system running the proprietary Veritec software. Due to its modular design, the FCR-100 can be modified to meet specific application needs.

The FCR-100 can be designed to work on most PC based operating systems, including the full suite of Windows(R) operating systems. This allows the operating system to function with the many different types of VSCode(TM) applications such as bankcards, access control, personnel identification, border control, and hospital identification Cards. The FCR-100 is connected and powered by a USB cable connection to a PC or server. The FCR-100 can be utilized with wireless applications and will allow multiple reading stations to be connected to a single computer.

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

     Trademarks

We have filed applications to register the trademark "VeriSecure" in the United States. We have also filed applications to trademark "VSCode" in the following countries: Australia, Taiwan, South Korea, Singapore, Japan, China, and Vietnam. In addition we have filed applications to register VeriCode(R) in the following countries: China, Singapore, Vietnam, and Australia. We have registered trademarks for VeriCode(R) in the United States, Taiwan and South Korea. The Company uses the following copyrights VeriWrite(C), VeriRead(C), VSWrite(C), VSRead(C), PhoneCode(C), TicketCode(C), GiftCode(C), CouponCode(C), ReceiptCode(C) and VotingCode(C).

     Seasonality

We have not historically experienced seasonality.

     Major Customers

During the fiscal year ended June 30, 2007 and 2006, 80% and 33% respectively, of our revenue was from our Exclusive License Agreement with VData. Of the remaining revenue, 19% and 65% was from foreign customers for the years ended June 30, 2007 and 2006, respectively.

     Engineering, Research and Development

As of June 30, 2007, Veritec employed three full-time engineers, two consultants and is currently contracting with three engineering consulting firms. For fiscal year 2007, we have concentrated on several projects, which include the FCR-100 reader, the PhoneCodes(C), improvements to our VeriCode(R) and VSCode(TM), secure ID Cards, implementation of our 2-D matrix codes into other manufacturer's readers, the time and attendance software and the development of several of our own new readers. All of these projects are currently in various stages of development or have been completed.

     Competition

The "symbology" business is intensely competitive. The Company is presently under-capitalized and recently emerged from bankruptcy. Consequently, there can be no assurance that the Company will be able to successfully compete in the "symbology" business.

Our VeriCode(R) and VSCode(TM) Matrix Symbologies compete with alternative machine-readable codes such as conventional bar code systems, including UPC, EAN Code 39 and Code 49; and alphanumeric systems such as OCR-A and OCR-B. Competitors offering alternative symbologies include numerous well capitalized publicly traded companies who offer a spectrum of bar code related systems including

Motorola Inc (NYSE: MOT); Zebra Technologies Corporation (NASDAQ: ZBRA); and Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI).

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

Veritec believes that while many potential customers and users of symbology prefer to use a system that is believed to be in the public domain with open source code software applications, other companies, especially those requiring high security encoding and decoding capability will prefer to purchase "closed" or proprietary systems. Our technology may be the technology of choice for these potential customers.

     Employees

As of June 30, 2007, inclusive of the three full-time engineers and two contracted consultants employed by the Company in its engineering, research and development department as described above, the Company employs nine full-time employees, one part-time employee and three consultants.

     Financial Information about Geographic Areas

In fiscal 2007, United States customers accounted for 81% (35% in fiscal 2006) of the total Company's revenue. The remaining revenue of 19% (65% in fiscal
2006) was from foreign customers. To date, our foreign revenues are concentrated in Japan, Korea, Taiwan and Germany.

     Available Information

The public may read and copy any materials we have filed with the Securities and Exchange Commission (SEC) at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file reports with the SEC. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov; or, by accessing www.freeedgar.com; and other Internet based financial service providers. Other information about us can be found at our website, www.veritecinc.com and by contacting the Company at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427 (763) 253-2670.

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

     Continuing Licensing Revenues from VData and Intellectual Property

The Company has been dependent on VData for a significant portion of its revenue. In the event of an adverse determination either with regard to the Patent Reexaminations or the Declaratory Judgment being sought by Cognex, our future ability to obtain licensing fees for the 4,924,078 and 5,612,524 patents could cease. In addition to Cognex, future challenges of our intellectual property could be made by other claimants. Our business would be materially impacted in the event such claims are raised and ruled against us.

     Competition in the Asian Market

The Company currently relies heavily on its sales to the Asian markets. The cross-licensing agreement we executed with Mitsubishi that allowed for our emergence from bankruptcy and rights to use the Mitsubishi EDAC Technology, gave Mitsubishi a license to our VeriCode(R) Technology that may result in increased competition. We believe competition in the Machine Readable Information and symbology sector, coupled with the strain on our relationships with our licensees and distributors while we were in bankruptcy may continue to impact future sales.

     Dependence on the Matthews Group

The Company has traditionally been dependent on The Matthews Group for its financial support. Management does not believe additional monies above the stock subscription obligation, described in our financial statements, will be required in the immediate future. However additional capital may be required at some future point. The Company cannot guarantee going forward that The Matthews Group will continue to provide additional funding.

     Ability to Obtain Access to Capital

Due to the Company's prior bankruptcies and history of losses, the Company's ability to raise funds, may be difficult. The Company may need to raise additional capital for the development or marketing of new products. If the Company cannot raise such capital, or if the cost of such capital is too high, we may be unable to successfully develop and launch new products.

     Effect of the Bankruptcy

The Company having been in bankruptcy has made it difficult for the Company to establish new trade credit relationships with both vendors and customers. Although the Company believes it will restore its credibility going forward, the lack of trade credit could impair the Company's ability to grow and implement its plans.

     Competition

Our VeriCode(R) and VSCode(TM) Matrix Symbologies compete with alternative machine-readable codes such as conventional bar code systems, including UPC, EAN Code 39 and Code 49; and, alphanumeric systems such as OCR-A, OCR-B, PDF-417, Data Matrix and many others. Competitors offering alternative symbologies include numerous well capitalized private and publicly traded companies who offer a wide variety of bar code systems and solutions, as well as, alternative product solutions such as Radio Frequency Identification (RFID) and Global Positioning Satellite (GPS) technology. Our competitors include but are not limited to: Intermec (NYSE: IN); Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI); Motorola Inc (NYSE: MOT); and, Zebra Technologies Corporation (NASDAQ: ZBRA). These companies have more resources than the Company, already have a strong customer base, and their products are widely used in the market place. Competition from such companies may further reduce the future level of demand for the Company's products and/or the Company's future margins of profit.

     Effect of Bonus

On February 6, 2007, the Company authorized a bonus to the Company's CEO in the amount of $300,000. The bonus is payable in either cash or stock equivalents to be determined at the sole discretion of the CEO. If the CEO elects to receive such bonus in the form of restricted stock, the stock price to be used to calculate the number of shares of restricted stock will be the closing market price on February 6, 2007 of $1.15 per share. The timing of the bonus payment, either as partial payment or payment in full and the form of the bonus is at the sole discretion of the CEO. Although we believe the bonus payment would only be distributed when the Company has sufficient cash reserves, timing of the bonus payment could have a material impact on the Company's liquidity. At June 30, 2007, $259,000 of the bonus is unpaid.

     General Conditions Beyond the Companies Control

The general economic condition of the United States and other regions of the world, work disruptions, labor negotiations both at the Company and with our licensees and distributors, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other economic events all to varying degrees do, could and would have an effect upon the Company some of which could have a material adverse impact.

     ITEM 2 DESCRIPTION OF PROPERTY

We lease approximately 3,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, a director and chief executive officer of the Company. Our lease requires monthly payments of $3,150 and runs through June 30, 2012, with an option to automatically extend the lease for two one-year extensions.

Veritec leased on a month-to-month basis, a single-family residence located at 10310 -39th Avenue North, Plymouth, Minnesota to house visitors, consultants and employees hired from outside the State of Minnesota versus the high cost of hotel lodging. The lease required a monthly payment of $1,500. The residence is owned by Larry Johanns, a principal of The Matthews Group. This lease expired on September 1, 2007.

In January 2007, the Company began leasing on a month-to-month basis, a single-family residence located at 2415 Winnetka Ave. N., Golden Valley, Minnesota to house visitors and consultants. Our lease requires a monthly payment of $1,700. The residence is owned by Van Thuy Tran, a director and chief executive officer of the Company.

     ITEM 3 LEGAL PROCEEDINGS

On June 30, 2000, we were served as a defendant in the matter of Starsolsky vs. Veritec, Inc., et al., in the United Stated District Court for the Central District of California. The suit was later transferred to Minnesota. This suit was brought by a shareholder and former director of the Company against Veritec and various individuals claiming that certain corporate actions were taken without proper authority of the Company's Board of Directors and/or contrary to the Plan of Reorganization the Company filed and completed under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the 1990's. The complaint sought equitable relief to set aside the issuance of Series H preferred stock (now converted into common stock) issued to The Matthews Group that was authorized by the previously approved bankruptcy reorganization plan in 1999, to prevent The Matthews Group from voting its stock at any meetings of stockholders and to remove certain of the individual defendants as directors of the Company. No damages were sought. In September 2007, judgment was entered in favor of the Company and the other defendants dismissing with prejudice the Federal claims and dismissing without prejudice the remaining State claims. The plaintiff has 30 days from the date of entry of the judge to appeal.

Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company's patents. US Bank National Association has entered into a licensing agreement with the Company and the case as to that defendant was dismissed. The remaining defendants, Brother Industries, Ltd., Sato Corporation, and Toshiba Corporation, did not settle but were dismissed from the case without prejudice. VData and the Company must wait for resolution of the patent reexaminations, described below, before re-asserting claims against the remaining defendants.

On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that Vcode's United States Patent No. 5,612,524 is not enforceable against Cognex Corporation and its customers, that the Company has defamed Cognex and that the Company has engaged in unfair and deceptive business practices in violation of Minnesota law. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff's allegations and claims for damages, injunctive relief, attorney's fees, and costs. A counterclaim was also filed for infringement of United States Patent No. 5,612,524. A claim construction hearing in this case is scheduled for September 7, 2007. This case is currently scheduled for trial on January 14, 2008.

On April 6, 2006, the U.S. Patent and Trademark Office granted a Third Party Request for an Ex Parte Reexamination of Vcode's United States Patent No. 5,612,524. A response on behalf of the Company rebutting the allegations in the Request for Reexamination has been filed with the U.S. Patent and Trademark Office. The Company is awaiting a determination by the U.S. Patent and Trademark Office on whether to proceed with the reexamination process or dismiss the request for lack of merit. The Company has been advised by legal counsel that a preemptive filing of such a request for Ex Parte Reexaminations is commonplace in the enforcement areas of patent law and practice. Because, not all claims of the patent have been challenged, the Company believes that a determination adverse to the patent would not be detrimental to the Company's ability to market its products, but could be detrimental to the collection of licensing fees based upon this patent.

On May 23, 2006, Vcode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants' Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company's patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants' Credit Guide Co., have filed responsive pleadings in the action. PNY Technologies, Inc. has counterclaimed with allegations of non-infringement, invalidity, and inequitable conduct and is seeking attorney's fees and costs. Defendant Aetna, Inc. filed a Motion to Dismiss and a Motion for Rule 11 Sanctions. The Court denied both of Aetna's motions. Defendant Merchant's Credit Guide Co. filed a Motion to Stay Alternative Motion for Sanctions. The Court recently granted Merchants' Motion to Stay and the case is currently stayed pending reexamination of the patents. This case has not been set for trial.

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

During 2007, VCode and VData filed and approved several infringement complaints against alleged infringers of the 5,331,176 patent.

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

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

Market Price Range of Common Stock

                                     Fiscal 2007   Fiscal 2006
                                     -----------   -----------
Quarter Ended                        High    Low    High   Low
-------------                        ----   ----   -----   ---
September 30                         1.75   1.20     .52   .12
December 31                          1.95    .90     .64   .13
March 31                             1.77    .84     .65   .17
June 30                              1.02    .57    2.95   .47

     Shareholders

As of July 31, 2007, there were approximately 795 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).

     Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.

     Current Sales of Unregistered Securities

5,000 shares of common stock were issued to a company employee in June 2007. The Company also issued 12,500 shares of common stock to a consultant for services pertaining to a November 2003 agreement.

The following table sets forth information with respect to shares of common stock issuable under outstanding options and warrants.

                    Current Sales of Unregistered Securities

                                                                                                     Number of securities
                                                                                                  remaining available for
                                         Number of securities to be   Weighted-average exercise     future issuance under
                                          issued upon exercise of       price of outstanding      equity compensation plans
                                            outstanding options,        options, warrants and       (excluding securities
                                            warrants and rights                rights              reflected in column (a))
                                         --------------------------   -------------------------   -------------------------
Equity Compensation plans approved                     --                          --                           --
   by security holders
Equity Compensation plans not approved
   by security holders (1)                        156,000                       $1.04                      290,000
                                                  -------                       -----                      -------
Total                                             156,000                       $1.04                      290,000
                                                  =======                       =====                      =======

(1) These equity compensation plans are comprised of individual compensation arrangements with certain employees of the company.

     ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Results of Operations - June 30, 2007 compared to June 30, 2006

We had net loss of $261,203 in the fiscal year ended June 30, 2007 compared to a net income of $10,112,971 in the fiscal year ended June 30, 2006. Income generated in 2006 was mostly related to settlement with creditors totaling $9,356,948.

     Revenues

Details of revenues are as follows:

                        Year Ended June 30,     Increase (Decrease)
                      ---------------------------------------------
                         2007         2006           $          %
                      ----------   ----------   -----------   ----
License               $  383,266   $1,531,735   $(1,148,469)  (75%)
Hardware                  30,426       61,482       (31,056)  (51%)
Identification Card       23,980           --        23,980    --
Infringement           1,767,894      769,267       998,627   130%
                      ----------   ----------   -----------
Total Revenues        $2,205,566   $2,362,484   $  (156,918)   (7%)
                      ==========   ==========   ===========

The license and hardware revenue decrease was attributed to the following factors: increased competition that has developed hardware equivalent or superior in the performance to that of our distributors, impact from our bankruptcy causing us to lose market share, the Mitsubishi arbitration award, our cross-licensing agreement with Mitsubishi which provided them a license to use our technology, and the economic slowdown resulting in manufacturers not investing in new facilities. The majority of our license and hardware sales are concentrated in the Asian market which decreased $356,277 in Taiwan, $765,414 in Korea, and $41,739 in Japan and Singapore.

The identification Card revenues were a result of our acquisition of Secure Environments Inc. (SEI) in October 2006.

The increase in our infringement revenues was the result of VData being successful in settling numerous license contracts against companies using Data Matrix Two-Dimensional Symbology.

     Cost of Goods Sold

Cost of sales for the year ended June 30, 2007, totaled $74,030 and for the year ended June 30, 2006, cost of sales were $37,849, an increase of $36,181. As a percentage of revenue, for the year ended June 30, 2007, cost of sales was 3.3% compared to 1.6% for the year ended June 30, 2006. Charges of $48,125 for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased in December 2006, accounted for 65% of the total cost of goods sold. Cost of goods sold associated with the license, hardware and identification revenue was $25,905 or 5.9% of total licensing and hardware revenue for the year ended June 30, 2007, compared to 2.4% for the year ended June 30, 2006. The increased cost percent was the result of larger hardware revenue in fiscal 2007 that yields a higher cost compared to more license revenue which carried almost no cost in fiscal 2006.

     Operating Expenses

Research and development expense for the year ended June 30, 2007 totaled $391,984 versus $193,525 for the year ended June 30, 2006. The increase of $198,459 was a result of resuming research and development activity upon exiting bankrupting in August 2006.

Sales and marketing expense for the fiscal year ended June 30, 2007 were $238,988 compared to $30,132 for the fiscal year ended June 30, 2006, an increase of $208,857. The same issues of bankruptcy in fiscal 2006, as described for research and development expenses plus staffing increases accounted for the increase. For the fiscal year ended June 30, 2007, the sales and marketing staff was increased from one to a high of four individuals with the current staff of three accounting for $158,000 of the increase over the prior year ended June 30, 2006.

General and administrative expense for the fiscal year ended June 30, 2007 were $1,805,422 an increase of $443,901 over the prior year ended June 30, 2006. As stated above, the effects of bankruptcy and lower expenditures in fiscal 2006 contribute to the increase in administrative expenses in fiscal 2007. Other contributing factors were increased staffing, bonus and stock option expense plus additional benefit cost due to the increase in staffing which, when combined, amounts to $331,000 of the increase. Legal expenses for the year ended June 30, 2007 were down $232,000 compared to the year ended of June 30, 2006. In fiscal year 2007, the Company spent approximately $132,000 to bring it into compliance with its SEC reporting requirements which had lapsed during bankruptcy. Bad debt expense for the year ended June 30, 2007 was $245,000 compared to $1,750 for the year ended June 30, 2006, a difference of $243,000. The $243,000 increase is primarily due to the write-off and reserve of RBA notes receivable.

     Other Income (Expense)

As a result of the completion of the Chapter 11 bankruptcy on August 8, 2006, the Company recorded income of $9,356,948 ($0.62 per common share, basic and diluted) from settlement with creditors, including $7,874,518 owed to Mitsubishi.

Interest income for the fiscal year ended June 30, 2007 was $44,860 compared to $16,566 for the fiscal year ended June 30, 2006 an increase of $28,294. The increase was a result of our investment of infringement revenues received in fiscal 2007.

     Capital Expenditures and Commitments

During the fiscal year ended June 30, 2007, we made capital purchases of $78,179 compared to $6,002 in 2006. The PhoneCode(C) program developed in fiscal 2007, accounted for $66,500 of capital expenditures for the year ended June 30, 2007. Also in fiscal year 2007, the Company acquired SEI for $6,296. The remaining amount of $5,383 was primarily purchases of computers.

     Liquidity

For the years ended June 30, 2007 and 2006, the Company received cash for licensing revenue of $1,767,894 and $769,267, respectively, through its relationship with VData. This license revenue should not be viewed as unlimited and is likely to decline or cease in the near future considering the potential adverse determination in regard to the Patent Reexaminations or the Declaratory Judgment being sought by Cognex of Patent Nos. 4,924,078 and 5,612,524.

The Company has relied on The Matthews Group for funding. Through August 2007, The Matthews Group has funded $1,796,296, including prepayments, of the original $2,000,000 stock subscription receivable.

At June 30, 2007, the Company has $790,089 and $472,924 of cash and working capital, respectively. The Company believes its cash and forecasted cash flow from operations will be sufficient to continue operations through fiscal 2008. The Company may require additional funds to continue to develop its existing and future projects; there can be no assurance that the Company would be successful in raising such funds.

     Commitments and Contractual Obligations

The Company has one annual lease commitment of $37,800 for the corporate office building which is leased from Van Tran, a director and chief executive officer of the Company, that expires June 30, 2012. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the 5 year lease commitment is $189,000.

     Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

     Critical Accounting Policies

Stock-Based Compensation:

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" using the modified prospective application method. SFAS No. 123(R) requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period.

Revenue Recognition:

The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec's Multi-Dimensional matrix symbology), hardware revenue, identification Card revenue and infringement revenue. Revenues from licenses, hardware and identification Cards are recognized when the product is shipped and all required payment terms have been completed. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits. The process for identification Cards begins when a customer requests, via the internet, an identification Card. The Card is reviewed for design and placement of the data, printed and packaged for shipment. At the time the identification Cards are shipped and the customer has met the required payment terms, the revenue is recognized. The Company receives infringement revenue under an Exclusive License Agreement with VData. The Exclusive License Agreement with VData provides that all expenses related to the enforcement and licensing of the patents is the responsibility of VData. The Company and VData share the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue is recognized at the time it is received.

     ITEM 7 FINANCIAL STATEMENTS

                          VERITEC, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2007 AND 2006

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................    20
CONSOLIDATED BALANCE SHEETS..............................................    21
CONSOLIDATED STATEMENTS OF OPERATIONS....................................    22
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..........................    23
CONSOLIDATED STATEMENTS OF CASH FLOWS....................................    24
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................    25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Veritec, Inc.
Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiary (Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiary as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company is involved in various litigation matters, which could have a significant effect on the Company (Note 10 - Contingencies).


/s/ Lurie Besikof Lapidus & Company, LLP
----------------------------------------
Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota
September 28, 2007

                          VERITEC, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2007 AND 2006

                                                                                2007            2006
                                                                            ------------    ------------
ASSETS
Current Assets:
   Cash                                                                     $    790,089    $    898,424
   Accounts receivables, net of allowance of $24,000 and $28,000                  11,927          59,173
   Notes receivable from RBA, net of allowance of $48,000                         78,516              --
   Inventories                                                                    26,213           7,495
   Prepaid expenses                                                               27,325           4,650
                                                                            ------------    ------------
      Total Current Assets                                                       934,070         969,742
Property and Equipment, net                                                       88,005          21,088
Other Assets                                                                     102,089              --
                                                                            ------------    ------------
      Total Assets                                                          $  1,124,164    $    990,830
                                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                         $     56,072    $     37,400
   Accrued expenses                                                              405,074         285,372
                                                                            ------------    ------------
      Total Current Liabilities                                                  461,146         322,772
Prepayment on Subscription Receivable                                                 --          92,008
                                                                            ------------    ------------
      Total Liabilities                                                          461,146         414,780
                                                                            ------------    ------------
Commitments and Contingencies
Stockholders' Equity:
   Convertible preferred stock, par value $1.00; authorized 10,000,000
      shares, 276,000 shares of Series H authorized, 1,000 shares issued           1,000           1,000
   Common stock, par value $.01; authorized 20,000,000 shares, 15,096,088
      and 15,078,598 shares issued                                               150,961         150,786
   Subscription receivable                                                      (193,876)       (386,138)
   Additional paid-in capital                                                 13,575,926      13,420,192
   Accumulated deficit                                                       (12,870,993)    (12,609,790)
                                                                            ------------    ------------
      Total Stockholders' Equity                                                 663,018         576,050
                                                                            ------------    ------------
      Total Liabilities and Stockholders' Equity                            $  1,124,164    $    990,830
                                                                            ============    ============

                 See notes to consolidated financial statements

                          VERITEC, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2007 AND 2006

                                      2007          2006
                                   ----------   -----------
Revenues:
   License                         $  383,266   $ 1,531,735
   Hardware                            30,426        61,482
   Identification Card                 23,980            --
   Infringement                     1,767,894       769,267
                                   ----------   -----------
      Total revenues                2,205,566     2,362,484
Cost of Sales                          74,030        37,849
                                   ----------   -----------
Gross Profit                        2,131,536     2,324,635
                                   ----------   -----------
Operating Expenses:
   General and administrative       1,805,422     1,361,521
   Sales and marketing                238,988        30,132
   Research and development           391,984       193,525
                                   ----------   -----------
      Total Operating Expenses      2,436,394     1,585,178
                                   ----------   -----------
Income (Loss) from Operations        (304,858)      739,457
                                   ----------   -----------
Other Income (Expense):
   Settlement with creditors               --     9,356,948
   Interest income                     44,860        16,566
   Other                               (1,205)           --
                                   ----------   -----------
      Total Other Income               43,655     9,373,514
                                   ----------   -----------
Net Income (Loss)                  $ (261,203)  $10,112,971
                                   ==========   ===========
Income (Loss) Per Common Share -
   Basic and Diluted               $    (0.02)  $      0.67
                                   ==========   ===========

                 See notes to consolidated financial statements

                          VERITEC, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2007 AND 2006

                                 Preferred Stock        Common Stock                       Additional                  Stockholders'
                                 ---------------   ---------------------   Subscription     Paid-in      Accumulated      Equity
                                 Shares   Amount     Shares      Amount     Receivable      Capital        Deficit       (Deficit)
                                 ------   ------   ----------   --------   ------------   -----------   ------------   -------------
BALANCE, June 30, 2005            1,000   $1,000   15,078,598   $150,786    $(560,176)    $13,372,008   $(22,722,761)   $(9,759,143)
   Imputed interest on
      subscription receivable        --       --           --         --      (48,184)         48,184             --             --
   Subscription receivable
      reduction                      --       --           --         --      222,222              --             --        222,222
   Net income                        --       --           --         --           --              --     10,112,971     10,112,971
                                  -----   ------   ----------   --------    ---------     -----------   ------------    -----------
BALANCE, June 30, 2006            1,000    1,000   15,078,598    150,786     (386,138)     13,420,192    (12,609,790)       576,050
   Imputed interest on
      subscription receivable        --       --           --         --      (29,960)         29,960             --             --
   Subscription receivable
      reduction                      --       --           --         --      222,222              --             --        222,222
   Stock option expense              --       --           --         --           --         112,198             --        112,198
   Common stock issued to
      employee and consultant        --       --       17,500        175           --          13,576             --         13,751
   Stock returned to the
      Company                        --       --          (10)        --           --              --             --             --
   Net loss                          --       --           --         --           --              --       (261,203)      (261,203)
                                  -----   ------   ----------   --------    ---------     -----------   ------------    -----------
BALANCE, June 30, 2007            1,000   $1,000   15,096,088   $150,961    $(193,876)    $13,575,926   $(12,870,993)   $   663,018
                                  =====   ======   ==========   ========    =========     ===========   ============    ===========

                 See notes to consolidated financial statements

                          VERITEC, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2007 AND 2006

                                                                           2007         2006
                                                                        ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    $(261,203)  $10,112,971
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                         11,262         7,517
      Amortization of software license                                     16,667            --
      Notes receivable from RBA allowance and write-off                   248,900            --
      Stock issued for compensation                                       117,198            --
      Interest added to notes receivable from RBA                         (10,357)           --
      Services applied against notes receivable from RBA                   55,858            --
      Settlement with creditors                                                --    (9,356,948)
      Changes in operating assets and liabilities:
         Accounts receivable                                               47,246       (56,215)
         Inventories                                                      (18,718)         (802)
         Prepaid expenses                                                 (22,675)        2,058
         Accounts payables and accrued expenses                           166,228        63,327
         Accrued expense - Mitsubishi litigation                               --      (300,000)
                                                                        ---------   -----------
            Net cash provided by operating activities                     350,406       471,908
                                                                        ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Advances on notes receivable from RBA                                 (725,000)           --
   Collections on notes receivable from RBA                               304,083            --
   Purchases of equipment                                                 (30,179)       (6,002)
   Purchase of software license                                          (100,000)           --
   Patent costs                                                           (18,756)           --
                                                                        ---------   -----------
            Net cash used by investing activities                        (569,852)       (6,002)
                                                                        ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on subscription receivable                                    111,111            --
                                                                        ---------   -----------
NET INCREASE (DECREASE) IN CASH                                          (108,335)      465,906
CASH AT BEGINNING OF YEAR                                                 898,424       432,518
                                                                        ---------   -----------
CASH AT END OF YEAR                                                     $ 790,089   $   898,424
                                                                        =========   ===========

                 See notes to consolidated financial statements

                          VERITEC, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company

     The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiary, Vcode Holdings, Inc. (Vcode).

     Nature of Business

     The Company is primarily engaged in the development, marketing and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. As more fully described below, three of these patents are the property of Vcode. The Company's encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enables automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. The Company has also developed a Secured Identification System based upon its proprietary VSCode(TM) and VeriCode(R) Symbology. The Company's Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual's unique identity. In addition to United States patents, Veritec holds patents in Europe (German patent No. 69033621.7; French patent No. 0438841; and, Great Britain patent No. 0438841) and has applications pending with the United States Patent and Trademark Office for novel uses of its Multi-Dimensional Matrix Symbology.

     The Company's core business is the sale of its Multi-Dimensional Matrix Symbology together with its proprietary software products for the writing and reading thereof.

     Vcode: In November 2003, Veritec formed Vcode to which it assigned United States patents 4,924,078, 5,331,176 and 5,612,524, together with all corresponding patent applications, foreign patents, foreign patent applications, and all continuations, continuations in part, divisions, extensions, renewals, reissues and re-examinations. Vcode in turn entered into an Exclusive License Agreement with VData LLC (VData), a Illinois limited liability company unrelated to Veritec. The purpose of the Exclusive Licensing Agreement is to allow VData to pursue enforcement and licensing of the patents against parties who wrongfully exploit the technology of such patents. VData is the wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG) (collectively Acacia).

     The Exclusive License Agreement with VData provides that all expenses related to the enforcement and licensing of the patents is the responsibility of VData. The Company and VData share the net proceeds arising from the enforcement or licensing of the patents. Proceeds from this arrangement were recorded as infringement revenue in the quarter the money was received. None of the infringement revenue is refundable to any party once received.

     Bankruptcy Considerations

     In February 2005, an adverse ruling was made against Veritec in favor of Mitsubishi Corporation (Mitsubishi), resulting in a monetary award of $8,174,518 to Mitsubishi and enjoining Veritec and by extension Veritec's customers from the future use or sale of Mitsubishi's Error Detection and Correction Technology. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) for the District of Minnesota on February 28, 2005.

     After reaching an agreement with Mitsubishi and other creditors, in April 2006, Veritec's Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, the Bankruptcy Court entered an Order and Final Decree closing the Chapter 11 case in its entirety. As a result of the Chapter 11 bankruptcy, Veritec settled $9,356,948 of debts including $7,874,518 owed to Mitsubishi. In connection with the settlement with Mitsubishi, we obtained a license to certain Mitsubishi EDAC technology and granted Mitsubishi a license to VeriCode(R).

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Veritec and Vcode. All inter-company transactions and balances were eliminated in consolidation.

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

     Cash Concentrations

     The Company maintains cash in a financial institution which, at times, may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

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

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 7 years. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Maintenance and repairs are expensed as incurred; significant renewals and betterments are capitalized.

     Software License

     The software license from RBA International, Inc. is capitalized at cost and amortized using the straight-line method over an estimated useful life of three years.

     Financial Instruments

     The fair value of cash, accounts and notes receivable, accounts payable, accrued expenses, and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

     The subscription receivable approximates fair value as a result of the 10% interest rate used for imputing interest. No quoted market value is available for this instrument.

     Revenue Recognition

     The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec's Multi-Dimensional matrix symbology), hardware revenue, identification Card revenue and infringement revenue. Revenues from licenses, hardware and identification Cards are recognized when the product is shipped and all required payment terms have been completed. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

     The process for identification Cards begins when a customer requests, via the internet, an identification Card. The Card is reviewed for design and placement of the data, printed and packaged for shipment. At the time the identification Cards are shipped and the customer has met the required payment terms, the revenue is recognized.

     The Company receives infringement revenue under an Exclusive License Agreement with VData. The Exclusive License Agreement with VData provides that all expenses related to the enforcement and licensing of the patents is the responsibility of VData. The Company and VData share the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue is recognized at the time it is received. None of the infringement revenue is refundable to any party once received.

     Shipping and Handling Fees and Cost

     For the year ended June 30, 2007, shipping and handling fees billed to customers were offset against shipping and handling costs and the net amount was included in operating expenses. For the year ended June 30, 2006, shipping and handling fees billed to customers were included in revenues and shipping and handling costs were included in cost of sales. No reclassification was made to the 2006 consolidated statement of operations since the amount was not material.

     Research and Development

     Research and development costs were expensed as incurred.

     Income (Loss) per Common Share

     Basic net income (loss) per common share is computed by dividing the income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted net income (loss) per common share, in addition to the weighted-average number of common shares outstanding determined for basic net income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options, preferred stock and stock bonus/compensation (Note 7). For the year ended June 30, 2007, stock options (156,666 common shares), preferred stock (10,000 common shares) and unpaid stock bonus/compensation were antidutive and, therefore, were not included in the computation of diluted net loss per common share.

     The weighted average shares outstanding at June 30, 2007 was 15,079,845.

     Diluted net income per common share for the year ended June 30, 2006, was computed as follows:

Net income for per share computation        $10,112,971
                                            ===========
Weighted average shares outstanding          15,078,598
Incremental shares from assumed exercise
   or conversion of dilutive instruments:
   Options                                       18,750
   Preferred stock                               10,000
                                            -----------
Shares outstanding - diluted                 15,107,348
                                            ===========

     Stock-Based Compensation

     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", using the modified prospective application method. SFAS No. 123(R) requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period.

     Recently Issued Accounting Standards

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained on its merits if audited and challenged. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. FIN 48 will be applicable for the Company beginning fiscal 2008. The Company will be required to apply the provisions of this Interpretation to all tax positions upon initial adoption with any cumulative effect to be recognized as an adjustment to accumulated deficit. Management is currently assessing the impact of FIN No. 48 on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements (as amended)", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. SFAS 157 will be effective for the Company beginning fiscal 2009. Management is currently evaluating the impact SFAS 157 will have on the consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities SFAS 159 (as amended), Including an Amendment of FASB Statement No. 115," which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 will be effective for the Company beginning fiscal 2009. Management is currently evaluating if it will elect the fair value option for any of the Company's eligible financial instruments.

     Reclassifications

     Certain reclassifications were made to the 2006 consolidated financial statements to make them comparable with the 2007 presentation. The reclassifications had no impact on net income or net cash flow.

NOTE 2 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has relied on The Matthews Group for funding. Through August 2007, The Matthews Group has funded $1,796,296, including prepayments, of the original of $2,000,000 stock subscription receivable.

     In February 2005, Veritec filed for bankruptcy protection under Chapter 11 and emerged from bankruptcy in August 2006. As reflected in these consolidated financial statements, Veritec settled $9,356,948 of debts including $7,874,518 owed to Mitsubishi.

     As of June 30, 2007 and 2006, the Company has recognized licensing revenue of $1,767,894 and $769,267, respectively, through its relationship with VData. The Company has not received additional licensing revenue from VData since the third quarter of fiscal 2007. This license revenue should not be viewed as unlimited and is likely to decline or cease in the near future considering the potential adverse determination in regard to the Patent Reexaminations or the Declaratory Judgment being sought by Cognex of Patent Nos. 4,924,078 and 5,612,524 (Note 10 - Contingencies).

     At June 30, 2007, the Company has $790,089 and $472,924 of cash and working capital, respectively. The Company believes its cash and forecasted cash flow from operations will be sufficient to continue operations through fiscal 2008. The Company may require additional funds to continue to develop its existing and future projects; there can be no assurance that the Company would be successful in raising such funds.

NOTE 3 - NOTES RECEIVABLE

     In December 2006, the Company loaned $100,000 to RBA International, Inc.
     (RBA). RBA is a software company that specializes in the financial services industry. The unsecured note bore interest at 10% and was due January 31, 2007. In January 2007, the Company extended the note to March 1, 2007, and applied all charges incurred by the Company for services performed and/or software purchases from RBA against the note and will accrue interest until such time that the note is paid in full. As of June 30, 2007, the note receivable had a balance of $570.

     In January 2007, the Company loaned $300,000 to RBA and related owners of RBA. The note bore interest at 10%, was due on or before March 1, 2007 and was collateralized by certain assets of RBA. On March 1, 2007, the note and accrued interest were paid.

     In April 2007, the Company loaned $200,000 (two $100,000 notes) to RBA. The notes bore interest at 8% and were due on or before May 16, 2007 and were collateralized by certain assets of RBA. These two notes including accrued interest of $900 were consolidated into one $200,900 noninterest bearing note due on or before May 16, 2007. In addition, the Company received two software licenses to RBA's products. On May 16, 2007, RBA failed to make payment on this note. The Company demanded and received the banking software and related documentation that RBA used as collateral to guarantee the note. The Company does not believe the collateral is easily marketable and, therefore, wrote-off the entire amount of the note receivable defaulted on by RBA and has not assigned any value to the collateral received.

     In June 2007, the Company provided a $125,000 line of credit bearing interest at 10% to RBA. As of June 30, 2007, RBA has borrowed the maximum $125,000. Due to the default by RBA on the $200,900 note receivable, the Company reserved $48,000 on this note. The reserve is based on estimated services RBA will perform for the Company's benefit through December 2007.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                     June 30,
                                ------------------
                                  2007      2006
                                --------   -------
Furniture and equipment         $140,338   $62,159
Vehicles                          35,301    35,301
                                --------   -------
                                 175,639    97,460
Less accumulated depreciation     87,634    76,372
                                --------   -------
                                $ 88,005   $21,088
                                ========   =======

     All property and equipment is located in the United States.

NOTE 5 - OTHER ASSETS

     Software License

     The software license of $83,333 was net of accumulated amortization of $16,667 at June 30, 2007. Amortization expense for software license was $16,667 for fiscal year 2007. Future amortization expense is estimated to be $33,333 in each fiscal years 2008 and 2009, and 16,667 in fiscal year 2010.

     Patents Costs

     The patent application costs of $18,756 of the PhoneCode(C) technology, when approved, will be amortized over its estimated useful life. If not approved, or if considered impaired, these costs will be written off.

NOTE 6 - PREPAYMENTS ON SUBSCRIPTION RECEIVABLE

     The Matthews Group, in the past, has made prepayments against the Company's subscription receivable (Note 7). These prepayments were unsecured and noninterest bearing. The prepayment on the subscription receivable were applied against the subscription receivable during fiscal 2007.

NOTE 7 - STOCKHOLDERS' EQUITY

     Preferred Stock

     The articles of incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

     As part of the bankruptcy Plan of Reorganization approved in 1999, a new Series H convertible preferred stock was authorized. The Plan called for Veritec to issue 275,000 shares of restricted Series H convertible preferred stock in exchange for $2,000,000 of assets being invested into Veritec. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec's common stock at the option of the holder.

     In September 1999, The Matthews Group received 275,000 shares of Series H convertible preferred stock in exchange for a $2,000,000 promissory note. The Matthews Group exercised the conversion privilege and converted 200,000 preferred shares to 2,000,000 shares of common stock.

     In December 2004, The Matthews Group exercised the conversion privilege of their remaining balance of Series H convertible preferred stock and converted 75,000 preferred shares into 750,000 shares of common stock. The remaining 1,000 shares of Series H convertible preferred stock issued and outstanding is owned by an unrelated party.

     Stock Bonus/Compensation

     The Company has an agreement with an employee to issue 5,000 shares of the Company's common stock beginning August 2006 and 2,000 shares of the Company's common stock annually each May thereafter for five years. Compensation expense related to this agreement was $8,700 for the year ended June 30, 2007. The 2,000 shares granted in May 2007 are expected to be issued in fiscal 2008.

     The Company entered into an agreement with a consultant to issue 15,000 shares of the Company's common stock as of January 2, 2007. Compensation expense related to this agreement was $26,250 for the year ended June 30, 2007. The issuance of the stock is expected in fiscal 2008.

     On February 6, 2007, the Company authorized a $300,000 bonus to Van Tran, a director and the chief executive officer of the Company (CEO). The bonus is payable in either cash or stock equivalents to be determined at the sole discretion of the CEO. If the CEO elects to receive such bonus in the form of restricted stock, the stock price to be used to calculate the number of shares of restricted stock will be the closing market price on February 6, 2007 of $1.15 per share. The timing of the bonus payment, either as partial payment or payment in full and the form of the bonus is at the sole discretion of the CEO. The liability for the bonus is recorded based on the greater of $300,000 or the value of the shares the CEO is entitled to receive based on the closing balance sheet date stock price. As of June 30, 2007, $41,000 of the bonus was paid to the CEO. The remaining accrued bonus was $259,000.

     In June 2007, the Company issued 10,000 shares of the Company's common stock to a consultant for $5,000 of services.

     Stock Options

     The Board of Directors authorized the CEO to issue up to 1,000,000 shares of the Company's common stock in the form of options or stock bonuses to employees and consultants. At June 30, 2007, stock and stock options totaling 489,166 have been committed under this authorization.

     The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company's common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 116,666 and 30,000 options under this arrangement in 2007 and 2006, respectively. The Company has commitments under these agreements to grant options to acquire 80,000 shares of the Company's common stock each year for 2008 through 2010, and 50,000 shares in fiscal 2011.

     In addition to the options granted above, the Company granted options to purchase 40,000 shares of the Company's common stock to certain employees during the year ended June 30, 2007. The option price is $0.25 per share, the options are vested and the options expire five years from the grant date.

     A summary of stock options is as follows:

                               Number of   Weighted - Average
                                 Shares      Exercise Price
                               ---------   ------------------
Outstanding at June 30, 2005     15,000           $0.80
   Expired                      (15,000)          $0.80
   Granted                       30,000           $2.04
                                -------
Outstanding at June 30, 2006     30,000           $2.04
   Granted                      156,666           $0.92
   Expired                      (30,000)          $1.47
                                -------
Outstanding at June 30, 2007    156,666           $1.03
                                =======

     The weighted-average remaining contractual life of stock options outstanding at June 30, 2007 is 5.0 years.

     70,000 shares with a weighted-average exercise price of $1.02 are exercisable at June 30, 2007 with 4.4 years remaining contractual life.

     The weighted-average grant date fair value for options granted in fiscal 2007 and 2006 was $0.72 and $0.87, respectively.

     A summary of nonvested stock options is as follows:

                                            Weighted-
                                             Average
                               Number of   Grant Date
                                 Shares    Fair Value
                               ---------   ----------
Outstanding at June 30, 2006     30,000       $0.87
   Granted                      156,666       $0.72
   Vested                       (70,000)      $1.16
   Expired                      (30,000)      $0.62
                                -------
Outstanding at June 30, 2007     86,666       $0.76
                                =======

     The weighted-average fair value of options granted was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

                                        Years Ended
                                          June 30,
                                     -----------------
                                       2007      2006
                                     -------   -------
Risk-free interest rates                4.84%     4.96%
Dividend yields                            0%        0%
Volatility (1)                         34.61%     7.39%
Weighted average expected life (2)   3 years   3 years

(1) Volatility was based on the historical volatility of certain competitor companies for periods the Company was in bankruptcy, and the volatility of the Company's common stock for periods post bankruptcy.

(2) The Company estimated the expected life of options based on historical experience and other averaging methods.

     Stock-based compensation expense was $112,198 and $0 during the years ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $10,362 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next three quarters.

     Subscription Receivable

     In September 1999, the Company accepted a commitment from The Matthews Group to fund the $2,000,000 required under the bankruptcy Plan of Reorganization. This funding is a promissory note that requires monthly payments to the Company of $18,519 through fiscal 2008. These payments are noninterest bearing and are collateralized by a pledge of properties controlled by principals of The Matthews Group. A California Deed of Trust and Minnesota mortgages were filed against various pledged properties to collateralize the subscription.

     The Company imputes a 10% interest rate on this subscription receivable. Imputed interest on the subscription is excluded from operating results and is instead credited directly to additional paid-in capital.

NOTE 8 - CONCENTRATIONS

     Major Customers:

     Customers in excess of 10% of total revenues were as follows:

             Years Ended
               June 30,
             -----------
             2007   2006
             ----   ----
Customer A    80%    33%
Customer B    --     27%
Customer C    --     14%
             ---    ---
              80%    74%
             ===    ===

     Major Suppliers:

     The Company has in the past depended on one major supplier for its source of scanners. In 2007, the Company successfully ported their software into several scanners produced by various manufacturers alleviating any risk the Company may have had in the marketplace.

     Foreign Revenues:

     Foreign revenues accounted for 19% of the Company's total revenues in fiscal 2007 and 65% in fiscal 2006. (4% Taiwan, 5% Korea, 6% Japan, 3% Germany and 1% others in fiscal 2007 and 6% Japan, 36% Korea, 18% Taiwan and 5% others in fiscal 2006.)

NOTE 9 - INCOME TAXES

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

     Veritec and Vcode file a consolidated income tax return in the United
     States.

     A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

                                            Years Ended June 30,
                                 ------------------------------------------
                                        2007                   2006
                                 ------------------   ---------------------
                                  Amount    Percent      Amount     Percent
                                 --------   -------   -----------   -------
Expected federal tax (benefit)   $(88,800)  (34.0)%   $ 3,438,400     34.0%
State income tax, net of
  federal tax (benefit)           (16,900)   (6.5)        654,100      6.5
Other                               5,500     2.1         (10,700)    (0.1)
Valuation and utilization of
   deferred tax assets            100,200    38.4      (4,081,800)   (40.4)
                                 --------   -----     -----------    -----
Income tax expense (benefit)     $     --      --%    $        --       --%
                                 ========   =====     ===========    =====

     Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The valuation allowance increased by $100,200 for the year ended June 30, 2007 and decreased by $4,081,800 for the year ended June 30, 2006.

     The Company used $1,808,000 Federal and Minnesota net operating loss carry forwards to reduce its 2006 taxable income. The following is a summary of the deferred tax assets (separate disclosure of state deferred taxes has not been presented as such disclosure is not considered to be material):

                                            June 30,
                                   -------------------------
                                       2007          2006
                                   -----------   -----------
Allowance for doubtful accounts    $    28,800   $    11,300
Intangible assets                       39,100        45,000
Accrued expenses                        39,700         5,400
Net operating loss carryforwards     2,771,800     2,717,500
                                   -----------   -----------
   Deferred tax asset                2,879,400     2,779,200
Valuation allowance                 (2,879,400)   (2,779,200)
                                   -----------   -----------
   Net deferred tax asset          $        --   $        --
                                   ===========   ===========

     Veritec has net operating loss carryforwards available to offset future taxable income that expire as follows (year ending June 30):

Year     Federal    Minnesota
----   ----------   --------
2008   $  280,000    $     --
2009    1,410,000          --
2010    1,227,000          --
2011      457,000          --
2012      301,000          --
2018      480,000          --
2019      451,000          --
2020      330,000     731,000
2021      654,000          --
2022      105,000          --
2023      794,000          --
2025    1,498,000     138,000
       ----------    --------
       $7,987,000    $869,000
       ==========    ========

     The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases its U.S. office facilities from its CEO, under a lease expiring June 30, 2012 and requiring monthly payments of $3,150 plus common area costs. The Company leased a single-family residence in Plymouth, Minnesota on a month-to-month basis from a principal of The Matthews Group for purposes of housing customers, guests and consultants. This lease expired on September 1, 2007. In January 2007, the Company began leasing on a month-to-month basis, a single-family residence in Golden Valley, Minnesota owned by the CEO. Rent expense, included in operating cost, to related parties was $64,300 and $55,800 in 2007 and 2006, respectively. Future annual minimum lease payments total $37,800 in each fiscal year 2008 thru 2012, totaling $189,000.

     Design Agreement

     In November 2006, the Company entered into an agreement with a manufacturing company to design and develop a line of readers to overcome the Company's dependence on outside suppliers. In Phase One of the project, a proto-type cell phone reader designed by the manufacturing company was evaluated and accepted. Phase Two of the project requires the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies. The agreement required a deposit of $30,000 and payments of $30,000 for each of the four defined milestones with the total project cost not to exceed $150,000. The project is continuing to progress but at this time no estimate as to the completion date has been determined. To date the Company has made the required deposit of $30,000 and a $20,000 advance. Payments under this agreement are recorded as research and development expense as the service is provided.

     Contingencies

     On June 30, 2000, we were served as a defendant in the matter of Starsolsky vs. Veritec, Inc., et al., in the United Stated District Court for the Central District of California. The suit was later transferred to Minnesota. This suit was brought by a shareholder and former director of the Company against Veritec and various individuals claiming that certain corporate actions were taken without proper authority of the Company's Board of Directors and/or contrary to the Plan of Reorganization the Company filed and completed under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the 1990's. The complaint sought equitable relief to set aside the issuance of Series H preferred stock (now converted into common stock) issued to The Matthews Group that was authorized by the previously approved bankruptcy reorganization plan in 1999, to prevent The Matthews Group from voting its stock at any meetings of stockholders and to remove certain of the individual defendants as directors of the Company. No damages were sought. In September 2007, judgment was entered in favor of the Company and the other defendants dismissing with prejudice the Federal claims and dismissing without prejudice the remaining State claims. The plaintiff has 30 days from the date of entry of the judge to appeal.

     Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company's patents. US Bank National Association has entered into a licensing agreement with the Company and the case as to that defendant was dismissed. The remaining defendants, Brother Industries, Ltd., Sato Corporation, and Toshiba Corporation, did not settle but were dismissed from the case without prejudice. VData and the Company must wait for resolution of the patent reexaminations, described below, before re-asserting claims against the remaining defendants.

     On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that Vcode's United States Patent No. 5,612,524 is not enforceable against Cognex Corporation and its customers, that the Company has defamed Cognex and that the Company has engaged in unfair and deceptive business practices in violation of Minnesota law. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff's allegations and claims for damages, injunctive relief, attorney's fees, and costs. A counterclaim was also filed for infringement of United States Patent No. 5,612,524. A claim construction hearing in this case is scheduled for September 7, 2007. This case is currently scheduled for trial on January 14, 2008.

     On April 6, 2006, the U.S. Patent and Trademark Office granted a Third Party Request for an Ex Parte Reexamination of Vcode's United States Patent No. 5,612,524. A response on behalf of the Company rebutting the allegations in the Request for Reexamination has been filed with the U.S. Patent and Trademark Office. The Company is awaiting a determination by the U.S. Patent and Trademark Office on whether to proceed with the reexamination process or dismiss the request for lack of merit. The Company has been advised by legal counsel that a preemptive filing of such a request for Ex Parte Reexaminations is commonplace in the enforcement areas of patent law and practice. Because, not all claims of the patent have been challenged, the Company believes that a determination adverse to the patent would not be detrimental to the Company's ability to market its products, but could be detrimental to the collection of licensing fees based upon this patent.

     On May 23, 2006, Vcode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants' Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company's patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants' Credit Guide Co., have filed responsive pleadings in the action. PNY Technologies, Inc. has counterclaimed with allegations of non-infringement, invalidity, and inequitable conduct and is seeking attorney's fees and costs. Defendant Aetna, Inc. filed a Motion to Dismiss and a Motion for Rule 11 Sanctions. The Court denied both of Aetna's motions. Defendant Merchant's Credit Guide Co. filed a Motion to Stay Alternative Motion for Sanctions. The Court recently granted Merchants' Motion to Stay and the case is currently stayed pending reexamination of the patents. This case has yet been set for trial.

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

     During 2007, VCode and VData filed and approved several infringement complaints against alleged infringers of the 5,331,176 patent.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

     Summary of Noncash Activity:

     In fiscal 2007, the Company reduced subscriptions receivable by $111,111 through a reduction of the prepayment on subscription receivable of $92,008 and accrued expense of $19,103. In fiscal year 2006, the Company reduced subscriptions receivable by $222,222 through a reduction of the prepayment on subscription receivable.

     In fiscal 2007, the Company purchased property and equipment from RBA totaling $48,000 by reducing the note receivable from RBA.

     In fiscal 2007, the Company purchased $55,858 of services from RBA by reducing the note receivable from RBA.

     In fiscal 2007, the Company issued 7,500 shares of its common stock for accrued expenses of $8,751 and 10,000 shares of its common stock for $5,000 of consulting services.

     In fiscal 2006, $9,356,948 of accounts payable and accrued expense was relieved as a bankruptcy settlement with creditors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. It was concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

     ITEM 8B OTHER INFORMATION

None

                                    PART III

     ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The members of the present Board of Directors and Officers are:

       Name                         Office                 Age   Director Since
       ----                         ------                 ---   --------------
Mr. Larry Matthews   Director                               79        1999
Mr. Dean Westberg    Director                               74        2003
Ms. Van Thuy Tran    Director, CEO, Treasurer, Secretary    63        1999

Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. The Board of Directors appoints officers.

Mr. Larry Matthews was appointed as Acting President and Chief Executive Officer and Director on January 28, 1999, in conjunction with a plan from "The Matthews Group" to evaluate and possibly fund us out of bankruptcy. Mr. Matthews has been retired for more than five years. Mr. Matthews was Chairman and Co-owner of Vendtronics (sold to Food Engineering Corporation) from 1994 to 1998. From 1963 to 1983 he had various positions at Control Data Corporation, including Vice President of Operations. Currently, Mr. Matthews is on the Board of Directors of Artesyn Technologies (merger of ZYTEC, of which he was a cofounder, and Computer Products), Crosswork, Inc., Third Wave Systems, Solar Attic and ECO Fuels.

Mr. Dean W. Westberg was with 3M for 37 years, most of that time as a photographic chemist. Mr. Westberg has been retired for more than five years. At 3M he did factory scale-up of introductory photographic and printing products, quality control and technical service work; and he spent much time in trouble shooting for 3M. After retiring from 3M he expanded his education in international law and foreign trade. He became involved with various start-up companies in establishing trading relations between the United States and Asia. He has established a company to link small businesses in Mexico and the United States with larger North American companies. Mr. Westberg has a B.S. from Hamline University in chemistry and mathematics. He has studied at University of St. Thomas with specialties in international finance, international marketing, and law.

Ms. Van Thuy Tran has been the CEO of the Company since 1999. Ms. Tran was President of Asia Consulting and Trading Company from 1979 to 1999, a company dealing with trade in the Pacific Rim countries. She is the co-founder of Circle of Love, providing mission work in Vietnam. She was the founder of Equal Partners, Inc., a construction and building company in Minnesota. Ms. Van Tran has a medical degree and worked in the medical field for over 17 years.

     Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during fiscal 2007 and Form 5 and amendments thereto furnished to us with respect to fiscal 2007, no person who was a director, officer, or beneficial owner of more than ten percent of any class of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during our most recent fiscal year or prior fiscal years.

     Committee and Board Meetings

Five meetings of our Board of Directors were held in fiscal 2007, and all board members attended all meetings. We had no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2007. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business. Our Board has determined that we do not have an audit committee financial expert. We do not have an audit committee financial expert given the small size of our Company and business and/or inability to attract a board member who would qualify as a financial expert given our current financial position.

     Code of Ethics

We have adopted a code of ethics.

     Directors Compensation

Non-employee directors receive director's fees of $150 for each meeting attended. These directors' fees totaled $862 in fiscal 2007 and $150 in fiscal 2006. Directors have waived fees in the past.

     ITEM 10 EXECUTIVE COMPENSATION

The following table indicates the compensation paid in each of the past three fiscal years to our Chief Executive Officer and each of the next most highly compensated executives whose total annual salary and bonus for Fiscal 2007 exceeded $100,000 ("Named Executives"):

                                                                Annual Compensation
                                                           -----------------------------
    Name and                 Fiscal Years Ended                 Other         Restricted   Securities
    Principal        ---------------------------------          Annual           Stock     Underlying
    Position         June 30      Salary        Bonus      Compensation (1)      Award       Option
    ---------        -------   ------------   --------     ----------------   ----------   ----------
Van Thuy Tran (2)      2007     $150,000      $300,000(3)     $22,300(4)       $   --            --
CEO                    2006      150,000        90,000(5)          --              --            --
                       2005      150,000            --             --              --            --
Gerald D. Fors (9)     2007       85,000            --             --           1,200(8)     30,000
CFO                    2006       10,625(6)         --             --           7,500(7)     30,000

(1) The total dollar value of all perquisites and other personal benefits was less than 10% of the total annual and bonus reported for each named executive officer in each of the past fiscal years.

(2)  Ms. Tran joined the Company as CEO in 1999.

(3) The bonus is payable in stock or cash at the election of Ms. Tran. During the fiscal year ended June 30, 2007 $41,000 was paid to Ms. Tran.

(4)  Reimbursement of personal expenditures.

(5) Ms. Tran was awarded a bonus by the Board for her accomplishments in Veritec's emergence from Bankruptcy.

(6)  From employment date of May 16, 2006.

(7) Mr. Fors received an aggregate of 5,000 shares of restricted stock which are 100% vested.

(8) Mr. Fors received an aggregate of 2,000 shares of restricted stock which are 100% vested.

(9) In 2006, the Company entered into an employment agreement with its Chief Financial Officer that provides for five years of annual grants of 30,000 options to purchase shares of the Company's common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting.

                  Outstanding Equity Awards at Fiscal Year-End

                                                                                          Stock Awards
                                                                  ------------------------------------------------------------
                                                                                                                      Equity
                                                                                                                    Incentive
                                                                                                         Equity        Plan
                           Option Awards                                                               Incentive     Awards:
            ----------------------------------------------------                                          Plan      Market or
                                            Equity                                                      Awards:       Payout
                                        Incentive Plan                                                 Number of     Value of
             Number of     Number of    Awards: Number                                      Market      Unearned     Unearned
            Securities     Securities    of Securities                         Number of   Value of     Shares,      Shares,
            Underlying     Underlying     Underlying                           Shares or   Shares or    Units or     Units or
            Unexercised   Unexercised     Unexercised    Option                Units of    Units of      Other        Other
              Options       Options        Unearned     Exercise    Option    Stock That  Stock That  Rights That  Rights That
                (#)           (#)           Options       Price   Expiration   Have Not    Have Not     Have Not     Have Not
   Name     Exercisable  Unexercisable        (#)          ($)       Date     Vested (#)  Vested ($)   Vested (#)   Vested ($)
    (a)         (b)           (c)             (d)          (e)       (f)          (g)         (h)         (i)          (j)
   ----     -----------  -------------  --------------  --------  ----------  ----------  ----------  -----------  -----------
Jerry Fors     30,000      30,000 (1)     90,000 (1)      $2.04      2012                                10,000       $8,000

(1) In 2006, the Company entered into an employment agreement with its Chief Financial Officer that provides for five years of annual grants of 30,000 options to purchase shares of the Company's common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. As of June 30, 2007, there were 30,000 options for shares of common stock that have been granted and are exercisable and 30,000 options for shares of common stock that have been granted but are not exercisable. There remains 90,000 options for shares of common stock that have not been granted based on continued employment.

                             Director Compensation

                                                                                       Nonqualified
               Fees Earned or                                                            Deferred
                Paid-in Cash   Stock Awards  Option Awards   Non-Equity Inventive  Compensation Earnings      All Other     Total
     Name           ($)             ($)           ($)       Plan Compensation ($)           ($)           Compensation ($)   ($)
      (a)           (b)             (c)           (d)                (e)                    (f)                  (g)         (h)
     ----      --------------  ------------  -------------  ---------------------  ---------------------  ----------------  -----
Dean Westberg       $750                                                                                       $112          $862

See the table on page 16 for summary of outstanding options issued or authorized for issuance under equity compensation plans.

     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2007 certain information with respect to all shareholders known by us to be beneficial owners of more than 5% of our outstanding common stock, all directors, and all of our officers and directors as a group.

                                              Number of Shares
                                             Beneficially Owned   Percent of
                                                   Common           Shares
               Name & Address                (see note 1 below)     Common
               --------------                ------------------   ----------
Larry Matthews                                        50,000          0.3%
7601-5th Avenue So., Richfield, MN 55423

Gerald Fors                                            5,000          0.0%
7321-15th Avenue So., Richfield, MN 55423

Dean Westberg                                         55,000          0.4%
4124 Jay Lane, White Bear Lake, MN 55110

J Technologies, LLC                                1,328,004          8.8%
1430 Orkla Drive, Golden Valley, MN 55427

Van Thuy Tran (see note 1)                         4,320,859         28.6%
1430 Orkla Drive, Golden Valley, MN 55427

The Matthews Group                                 8,483,218         56.2%
1430 Orkla Drive, Golden Valley, MN 55427

Larry Johanns (see note 1)                         4,559,541         30.2%
518 North 12 Street, Osage, IA 50461

All Officers, Directors and 5% Owners as a
   group (6 persons)                              10,318,404         68.4%

(1) The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group.

     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     Subscription Receivable

In September 1999, we accepted a commitment from The Matthews Group to fund the $2,000,000 required under our bankruptcy Plan of Reorganization. This funding is in the form of a promissory note that calls for 108 monthly payments to us of $18,519. These payments are non-interest bearing and are secured by a pledge of properties controlled by the principals of The Matthews Group. The note is collateralized by mortgages on income-producing real estate having an assessment value in excess of $800,000, three properties owned by Van Thuy Tran and one property by Larry Johanns. The current remaining balance on the note is $203,704.

In the past, the Matthews Group has made prepayments against its Subscription Payable to us. These prepayments were unsecured and non-interest bearing. At June 30, 2006, the prepayment of subscription receivable had a balance of $92,008, which was ultimately applied against the subscription receivable during 2007. As of June 30, 2007, the prepayment of subscription receivable had a balance of $0. In addition, during the fiscal year ended June 30, 2007 The Matthews Group paid $130,214 on the note.

     Other Related Party Transactions

We lease our U.S. office facilities from Van Tran, a director and chief executive officer of the Company, under a lease expiring June 30, 2012 and requiring monthly payments of $3,150 plus common area costs. The Company leased a single-family residence in Plymouth, Minnesota on a month-to-month basis from a principal of The Matthews Group for purposes of housing customers, guests and consultants. This lease expired on September 1, 2007. In January 2007, the Company began leasing on a month-to-month basis, a single-family residence located in Golden Valley, Minnesota owned by Van Tran. Rent expense, included in operating cost, to related parties was $64,300 and $55,800 in 2007 and 2006, respectively. Future annual minimum lease payments total $37,800 in each fiscal year 2008 through 2012.

     ITEM 13 EXHIBITS

*3(i) Restated Articles of Incorporation of Veritec, Inc. (filed as exhibit 3(i) to Veritec's Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, and incorporated herein by reference).

*3(ii) Bylaws of Veritec, Inc. (filed as exhibit 3(ii) to Veritec's Quarterly
       Report on Form 10QSB for the quarter ended December 31, 2006, and incorporated herein by reference).

*13(a) Form 10-KSB for the period ended June 30, 1999, filed on October 13,
       1999, and is incorporated herein by this reference.

*14.   Code of Ethics of Veritec, Inc. (as an exhibit hereto).

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

     ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2007 were $37,800 to date. The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2006 were $126,100 to date.

     Audit-Related Fees

Callahan, Johnson and Associates, LLC was paid $1,140 and Lurie Besikof Lapidus & Company, LLP was paid $1,200 for preparation of income tax return for fiscal year ended June 30, 2006. Callahan, Johnson and Associates, LLC was paid $1,939 for preparation of income tax return for fiscal year ended June 30, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.


By /s/ Van Thuy Tran                    September 28, 2007
   ----------------------------------
   Van Thuy Tran
   Director, Chief Executive


By /s/ Gerald Fors                      September 28, 2007
   ----------------------------------
   Gerald Fors
   Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title           Date
---------                               --------   ------------------


/s/ Dean Westberg                       Director   September 28, 2007
-------------------------------------
Dean Westberg


/s/ Larry Matthews                      Director   September 28, 2007
-------------------------------------
Larry Matthews