Form 10KSB/A
period 2005-06-30
VERITEC INC
filed 2007-10-30
CIK 773318

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB-A
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)
FOR THE FISCAL YEAR ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 0-15113
VERITEC, INC.
(Exact name of small business issuer in its charter)

Nevada	95-3954373

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2445 Winnetka Avenue No. Golden Valley, MN	55427

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	763-253-2670

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common stock, $.01 par value

(Title of Class)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
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
Yes ☐ No ☑.
DOCUMENTS INCORPORATED BY REFERENCE
Form 10-KSB for the period ended June 30, 1999 is hereby incorporated by reference.
THIS DOCUMENT CONSISTS OF 49 PAGES, INCLUDING THE EXHIBIT PAGES.
THE EXHIBIT INDEX IS ON PAGE 44.

VERITEC, INC.
FORM 10-KSB
FOR THE FISCAL YEAR ENDED JUNE 30, 2005

PART I
FORWARD-LOOKING STATEMENTS
This Form 10-KSB contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent expectations and beliefs concerning a company’s outlook, future economic events, future performance and attainment of future goals and are based on information available on the date of the filing, and are subject to various risks and uncertainties.
The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made) contain statements that are forward-looking and actual results may materially differ from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties readers are urged to consider statements using the terms “anticipates” “belief”, “believes”, “can”, “intends”, “may”, “plans”, “shall”, or “will”, and similar expressions to be uncertain and forward-looking. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and accordingly, such results may materially differ from those expressed as our desired outcome, goal, or result.
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
In February 2002, as part of our objective to increase sales in Asia, we acquired 50% ownership of VIVI-USA. The other 50% of VIVI-USA was acquired by The Matthews Group, a related party. In April 2002, VIVI-USA acquired VIVI-Japan. In June 2003, we acquired The Matthews Group’s 50% interest in VIVI-USA bringing our ownership of VIVI-USA and VIVI-Japan to 100%.
In June 2003, we sold VIVI-Japan’s textile customer to Com Techno Alpha Inc. (Com Techno), a Japanese corporation, for:
•	8,100,000 yen to be paid at a rate of 225,000 yen per month for thirty-six months ($67,782 and $1,883 respectively in U.S. dollars).

•	120,000 shares of Veritec’s common stock (subsequently returned and cancelled).
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
In May 2004, VIVI-USA was dissolved and VIVI-USA’s investment in VIVI-Japan was transferred to Veritec.

In February 2005, an adverse ruling was made against Veritec and in favor of Mitsubishi resulting in a monetary award of $8,174,518 to Mitsubishi and enjoining Veritec and by extension Veritec’s customers from the future use or sale of what was ruled as Mitsubishi’s Error Detection and Correction Technology. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) for the District of Minnesota on February 28, 2005.
In April 2005, the Company discontinued the VIVI-Japan operations due to continuing losses and the Company’s financial condition. Mr. Masayuki Kuriyama, the former operations manager of VIVI-Japan, was assigned the right to utilize the VIVI-Japan name without liability to Veritec.
In December 2005, the Bankruptcy Court converted the Chapter 11 proceeding to Chapter 7 of the Bankruptcy Code. Under Chapter 7, Veritec would be liquidated and the shareholders would not receive anything upon liquidation.
Veritec’s Third Amended Plan of Reorganization, with proof of acceptability of its provisions by Mitsubishi and the majority of the other classes of creditors, was submitted to the Bankruptcy Court with a motion requesting reconversion of Veritec’s case in bankruptcy to Chapter 11. This motion and related order was approved in March 2006. On March 13, 2006, the order was executed subject only to approval of the majority of creditors and shareholders of record, which was subsequently obtained.
Upon execution of the order, Veritec once again became a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court. In general, as a debtor-in-possession, Veritec was authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
In April 2006, Veritec’s Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. Although not reflected in the Consolidated Financial Statements appearing in this Form 10-KSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.
In October 2006, Veritec entered into an agreement to purchase selected assets of Secure Environments, Inc. (SEI), a Minnesota corporation that produces identification cards. The assets acquired consisted of office furniture, computer equipment, specialty software, security card and badge printers, and a customer base of 73 small to large commercial and municipal customers, including security firms and police departments. Terms of the purchase were Veritec’s assumption of $3,900 in debt and a 10% royalty, not to exceed $150,000 in aggregate, for any future sales by Veritec to the 73 SEI customers. No other consideration was, or is, to be paid.
(b) Nature of Business
The Company is primarily engaged in the development, marketing, and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176 and 5,612,524. The Company’s encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enable automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. Veritec has also developed a Secured Identification System based upon its proprietary VSCode and VeriCode® Symbology. The Company’s Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual’s unique identity. In addition to its United States patents, the Company holds patents in Europe (German Patent No. 69033621.7; French Patent No. 0438841; and Great Britain Patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for novel uses of its Multi-Dimensional Matrix Symbology.

The Company also seeks fees from the enforcement and licensing of it patents under its Exclusive License Agreement with Acacia.
The Company’s main products are as follows:
The VeriCode®
The VeriCode® symbol is a two-dimensional high data density machine-readable symbol that can contain up to approximately 500 bytes of data in a small area. The VeriCode® symbol is based on a matrix pattern. The matrix is made up of data cells, which are light and dark contrasting squares. This part of the symbol looks like a scrambled chessboard. The matrix is enclosed within at least two solid lines and/or a solid border. Surrounding the solid border is a quiet zone of empty cells. This simple structure is the basis for the symbol’s space efficiency.
The size of the VeriCode® symbol is variable and can be increased or decreased depending on application requirements. The symbol can be configured to fit virtually any space. The data capacity of the symbol is also variable. By using a greater or smaller number of data cells, more or less information can be stored in the symbol. The main limitation to the size and density of the VeriCode® symbol is the resolution of the marking and reading devices utilized by the user.
Special orientation for reading the symbol is not necessary and is the basis of the novelty of the Company’s 5,612,524 patent. The VeriCode® symbol can be read at high degrees of angularity from vertical, in any direction relative to the reader. Veritec’s symbology and reading software presently employs “Error Detection and Correction” (EDAC) technology of our own design, similar to that on music CD’s. That means that if a symbol is partially damaged or obscured, the complete data set stored in the symbol might be recovered. EDAC lowers the symbol’s data capacity, but it can permit data recovery if up to 25% of the symbol is damaged. With EDAC, the code will return either accurate information or no information, but it will not return false or wrong information.
The VeriCode® symbol offers high degrees of security and the level of this security can be specified depending on the user’s requirements. For any specific application or organization, a unique encryption algorithm can be created so that only authorized persons can create or read a VeriCode® symbol within the user’s application.
The VeriCode® symbol can hold any form of binary information that can be digitized including numbers, letters, images and the minutia for biometric information to the extent of its data storage capacity.
The VSCode
The VSCode is a derivative of the two-dimensional VeriCode® symbol. It is built around the core competencies of the VeriCode® symbol which includes the solid border, omni-directional reading and Error Detection and Correction capability. The distinguishing factor for the VSCode is its ability to encrypt a greater amount of data by increasing data density. This matrix can hold up to approximately 4,151 bytes of data making it ideal for holding identification and biometric information. The VSCode offers a high degree of security, which can also be defined by the application requirements of the user.

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
The FCR-100 can be designed to work on most PC based operating systems, including the full suite of Windows® operating systems. This allows the operating system to function with the many different types of VSCode applications such as bankcards, access control, personnel identification, border control, and hospital identification cards. The FCR–100 is connected and powered by a USB cable connection to a PC or server. The FCR-100 can be utilized with wireless applications and will allow multiple reading stations to be connected to a single computer.
Patents
United States Patent No. 4,924,078 was issued on May 8, 1990 on our founders’ application filed November 25, 1987. United States Patent No. 5,612,524 is a continuation of the 4,924,078 patent. U.S. Patent No. 5,331,176 was issued on July 19, 1994 on our founders’ application filed on April 10, 1992. Veritec has filed for additional U.S. patents related to novel uses of the Matrix Symbologies. The Company holds the following European Patents: Germany Patent No. 69033621.7; French and Great Britain Patent No. 0438841.
Trademarks
We have filed applications to register the trademark “VeriSecure” in the United States. We have also filed applications to trademark “VSCode” in the following countries: Australia, Taiwan, South Korea, Singapore, Japan, China, and Vietnam. In addition we have filed applications to register VeriCode® in the following countries: China, Singapore, Vietnam, and Australia. We have registered trademarks for VeriCode® in the United States, Taiwan and South Korea. The Company uses the following trademarks VeriWrite©, VeriRead©, VSWrite© and VSRead©.
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
Competition
The “symbology” business is intensely competitive. The Company is presently under capitalized and recently emerged from bankruptcy. Consequently, there can be no assurance that the Company will be able to successfully compete in the “symbology” business.
Our VeriCode® and VSCode Matrix Symbologies compete with alternative machine-readable codes such as conventional bar code systems, including UPC, EAN Code 39 and Code 49; and alphanumeric systems such as OCR-A and OCR-B. Competitors offering alternative symbologies include numerous well capitalized publicly traded companies who offer a spectrum of bar code related systems including Symbol Technologies (NYSE: SBL); Zebra Technologies Corporation (NASDAQ: ZBRA); and Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI).
The “DataMatrix” two-dimensional bar code is an established competitor to the VeriCode®. The DataMatrix code was popularized by Robotic Vision Systems, Inc., which declared the DataMatrix symbol to be “in the public domain.” In contrast, our VeriCode® Symbol and technology are protected by various U.S. and European patents and our software source codes are proprietary and protected by copyright.
Veritec believes that while many potential customers and users of symbology prefer to use a system that is believed to be in the public domain with open source code software applications, we believe that other companies, especially those requiring high security encoding and decoding capability will prefer to purchase “closed” or proprietary systems. Our technology may be the technology of choice for these potential customers.
Moreover, because of the high data density of the Company’s VSCode and its ability to provide error free reading in low contrast applications, we believe the other 2-Dimensional symbols are not capable of competing in these applications. However, new codes may be developed in the future that could.
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

Financial Information about Geographic Areas
Foreign revenues accounted for 63% of the Company’s revenue in fiscal year 2005 compared to 85% in fiscal year 2004. To date our revenues are concentrated in Japan, Korea and Taiwan.
Available Information
The public may read and copy any materials Veritec has filed with the United States Bankruptcy Court for the District of Minnesota at Room 301 U.S. Courthouse, 300 South Fourth Street, Minneapolis, Minnesota 55415, attention Ms. Lori Vosejpke, Bankruptcy Clerk (612) 664-5200.
The public may read and copy any materials we have filed with the Securities Exchange Commission (SEC) at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file reports with the SEC. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov; or, by accessing www.freeedgar.com; and other Internet based financial service providers. Other information about us can be found at our website, www.veritecinc.com and by contacting the Company at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427 (763) 253-2670.
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
Loss of the Services of Key Employees Could Harm Our Operations
The Company’s performance depends on the talents and efforts of our key management and technical employees. The loss of certain key individuals could diminish our ability to maintain relationships with current and potential customers or to meet development and implementation schedules for existing technology and the technology that the Company intends to introduce in the future. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical and managerial personnel. If we fail to attract or retain these key individuals in the future, our business could be disrupted.

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
Competition in the Asian Market
The Company currently relies heavily on its sales to the Asian markets. The cross-licensing agreement we executed with Mitsubishi that allowed for our emergence from bankruptcy and rights to use of the Mitsubishi Error Detection and Correction Technology, gave Mitsubishi a license to our VeriCode® Technology that may result in increased competition. Competition in the Machine Readable Information and symbology sector, coupled with the strain on our relationships with our licensees and distributors while we were in bankruptcy may impact future sales.
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
Ability to Obtain Access to Capital
Due to the Company’s prior bankruptcies and history of losses, the Company’s ability to raise funds, whether from lending, selling stock, or other sources, may be difficult to achieve. The Company may need to raise additional capital for the development or marketing of new products. If the Company can not raise such capital, or if the cost of such capital is too high, we may be unable to successfully develop and launch new products.
Effect of the Bankruptcy
The Company having been in bankruptcy has made it difficult for the Company to establish new trade credit relationships with both vendors and customers. Although the Company believes it will restore its credibility going forward, the lack of trade credit could substantially impair the Company’s ability to grow and implement its plans.
Competition
Our VeriCode® and VSCode Matrix Symbologies compete with alternative machine-readable codes such as conventional bar code systems, including UPC, EAN Code 39 and Code 49; and, alphanumeric systems such as OCR-A, OCR-B, PDF-417, Data Matrix and many others. Competitors offering alternative symbologies include numerous well capitalized private and publicly traded companies who offer a wide variety of bar code systems and solutions, as well as, alternative product solutions such as Radio Frequency Identification (RFID) and Global Positioning Satellite (GPS) technology. Our competitors include but are not limited to: Intermec (NYSE: IN); Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI); Symbol Technologies (NYSE: SBL); and, Zebra Technologies Corporation (NASDAQ: ZBRA). These companies have more resources than the Company, already have a strong customer base, and their products are widely used in the market place. Competition from such companies may further reduce the future level of demand for the Company’s products and/or the Company’s future margins of profit.
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
ITEM 3 LEGAL PROCEEDINGS
During the 1995–1997 bankruptcy, the Company sought an investment group to assist in funding the $2,000,000 under the Plan of Reorganization approved by the Bankruptcy Court in 1997. In the intervening years, various investment groups attempted to help the Company fund this required investment. Partial funding received from these investment groups was settled through stock issuances by the Company. One of these former investment groups made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding their efforts to secure funding on behalf of the Company. Management believes it has appropriately reflected the activity with these investment groups in the accompanying consolidated financial statements. Management further feels these claims were settled in the bankruptcy. Due to uncertainties, however, it is at least reasonably possible that claims will be asserted and/or pursued. The ultimate outcome of these claims, if asserted and/or pursued, cannot presently be determined.
On June 30, 2000, we were served as a defendant in the matter of Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California. This suit was brought by a shareholder and former director of the Company against Veritec and various individuals claiming that certain corporate actions were taken without proper authority of the Company’s Board of Directors and/or contrary to the Plan of Reorganization the Company filed and completed under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the 1990’s. The complaint seeks equitable relief to set aside the issuance of Series H preferred stock (now converted into common stock) issued to The Matthews Group that was authorized by the previous approved bankruptcy reorganization plan in 1999, to prevent The Matthews Group from voting its stock at any meetings of stockholders and to remove certain of the individual defendants as directors of the Company. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. The case has lingered without prosecution. Consequently, management is not able to express an opinion on the likely outcome.

On January 10, 2002, Veritec initiated arbitration against Mitsubishi in Los Angeles, California, alleging breach of contract, trade secret misappropriation and interference with business opportunities; seeking several million dollars in compensatory damages, punitive damages, legal fees and accrued interest. Mitsubishi counterclaimed on similar grounds and sought to enjoin Veritec’s use of the Error Detection and Correction Technology which Mitsubishi claimed as its sole and separate property. Evidentiary hearings were conducted from the later part of August through September 4, 2004. On February 15, 2005, Veritec received notice from the International Court of Arbitration that it awarded Mitsubishi a total of $8,174,518 in monetary damages and enjoined Veritec’s use or sale of the Error Detection and Correction Technology it deemed to be the sole property of Mitsubishi. As a result, on February 28, 2005, Veritec filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota. On December 16, 2005, the Bankruptcy Court converted Veritec’s Chapter 11 case in bankruptcy to a Chapter 7 and the Bankruptcy Court ordered all assets of the Company to be turned over to the control of the Trustee.
In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement whereby, in exchange for $300,000, a license to utilize Veritec’s VeriCode® Technology, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, Mitsubishi waived its right to the $8,174,518 and granted Veritec a license to use the Mitsubishi Error Detection and Correction Technology. In light of the Settlement Agreement entered into with Mitsubishi, on March 8, 2006, the Bankruptcy Court ruled in favor of reconverting Veritec’s case in bankruptcy back to one under Chapter 11 of the Bankruptcy Code. Veritec’s Third Amended Plan of Reorganization was formally filed with the Court on March 13, 2006. In April 2006, Veritec’s Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree Closing the Chapter 11 case in its entirety. Although not reflected in the Consolidated Financial Statements appearing in this Form 10-KSB, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.
VCode joined with VData as Plaintiffs in patent enforcement litigation filed on October 25, 2004, against Adidas America, Inc., Adidas Solomon AG, Advanced Micro Devices, Inc., Boston Scientific Corporation, Stamps.com, and Hitachi Global Storage Technologies (Thailand) Ltd. in the United States District Court for the District of Minnesota. Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific, and Stamps.com filed Counterclaims in those actions. All Defendants have since settled and entered into licensing agreements for use of the technology under the Company’s patents.
VCode joined with VData as Plaintiffs in patent enforcement litigation filed on September 8, 2005, against Mitsubishi Corporation in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. This matter was dismissed as a part of the Settlement Agreement with Mitsubishi described above.
VCode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation, and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. US Bank National Association has entered into a licensing agreement with the Company and the case as to that defendant was dismissed as well as the case against Sato Corporation. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.

On January 26, 2006, Hartz Mountain Corporation, in response to a notice of infringement sent to it by VData, filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of New Jersey. Amongst other remedies the action sought a ruling from the Court that the Company’s 4,924,078, 5,331,176 and 5,612,524 patents were not enforceable against Hartz Mountain and its related companies. The Company has been advised by legal counsel that the preemptive filing of a Declaratory Judgment action is commonplace in the enforcement areas of patent law and practice. The Company joined VData with the filing of a cross complaint against Hartz Mountain seeking amongst other remedies, monetary damages for past infringement and future use of the knowledge learned from the Company’s patents. Hartz Mountain entered into a licensing agreement with VData and the Company whereupon Hartz Mountain dismissed its action for Declaratory Judgment and VData and the Company dismissed their actions against Hartz Mountain.
On March 13, 2006, in response to notices of infringement sent to their customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that the Company’s 5,612,524 patent is not enforceable against Cognex Corporation and its customers. Presently, the Company is conferring with VData and the legal counsel retained by VData to defend against this action. Due to the recent nature of the case, only jurisdictional and procedural issues have been litigated and a responsive pleading on behalf of VData and the Company has not yet been filed. The Company cannot render an opinion at this time with respect to the outcome of these actions.
On March 22, 2006, the United States Patent and Trademark Office granted an application made for an Ex Parte Reexamination of the Company’s 5,612,524 patent. The Company is conferring with VData, and counsel retained by VData, to file the Company’s reply to the applicant’s submission. Due to the recent nature of this matter, a response on behalf of VCode has not been filed with the United States Patent and Trademark Office. The Company has been advised by legal counsel that a preemptive filing of such a request for Ex Parte Reexaminations is commonplace in the enforcement areas of patent law and practice. The Company is confident in its patent but cannot render an opinion at this time with respect to the outcome of the reexamination. However, not all claims of the patent have been challenged and the Company believes that a determination adverse to the patent would not be detrimental to the Company’s ability to market its products, but could be detrimental to collection of licensing fees based upon this patent.
On May 23, 2006, VCode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants’ Credit Guide Co., The Allstate Corporation and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants’ Credit Guide Co., have filed responsive pleadings in the action. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.
On September 5, 2006, an application was made for an Ex Parte Reexamination of the Company’s 4,924,078 patent. The Company is awaiting a determination from the United States Patent and Trademark Office if it will grant reexamination on the Application. The Company has conferred with VData, and the legal counsel retained by VData, to file the Company’s reply to the applicant’s submission should it be granted. Due to the recent nature of this matter, a response on behalf of VCode is not yet required. The Company is confident in its patent but cannot render an opinion at this time with respect to the outcome of the reexamination. However, the Company believes that a determination adverse to the patent would not be detrimental to the Company’s ability to market its products, but could be detrimental to collection of licensing fees based upon this patent.

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
PART II
ITEM 5 MARKET COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
              PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded in the over-the-counter market. Quotations are available on the OTC Pink Sheets. The common shares are not traded or quoted on any automated quotation system. The OTC Pink Sheet Symbol for our common stock is “VRTC.PK”. The following table sets forth the range of high and low bid quotes of our common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

Market Price Range of Common Stock	Fiscal 2005		Fiscal 2004
Quarter Ended	High	Low	High	Low
September 30.90		.25	.90	.25
December 31	1.90	.33	.50	.17
March 31	2.95	.14	.51	.25
June 30.75		.32	.75	.25
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
Current Sales of Unregistered Securities
None
ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Continuing Operations – June 30, 2005 compared to June 30, 2004
We had a net loss from continuing operations of $9,092,625 in the fiscal year ended June 30, 2005 compared to a net loss from continuing operations of $16,115 in the fiscal year ended June 30, 2004. The 2005 loss takes into account recognition of the arbitrators award in favor of Mitsubishi in the amount of $8,174,518, substantial increases in expenses for legal fees, and declining sales as attention was diverted from continuing operations to the Mitsubishi Arbitration and, thereafter, to matters related to the Company filing its petition in Bankruptcy on February 28, 2005.
Results of Discontinued Operations – June 30, 2005 compared to June 30, 2004
We had a net loss from discontinued operations of $306,688 in the fiscal year ended June 30, 2005 compared to a net loss from discontinued operations of $18,702 in the fiscal year ended June 30, 2004. The 2005 loss was due to a decline in revenue of $210,300 for fiscal 2005 from $395,313 in fiscal 2004, a decrease in gross profit percent to 26.2% in fiscal 2005 from 30.4% in fiscal 2004, and disposal costs.
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
Critical Accounting Policies
Stock-Based Compensation:
The Company elected to continue following the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the effect on the Company’s 2005 and 2004 net loss and net loss per common share would have been insignificant.

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
Revenue Recognition:
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer’s hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted, the customers do not have a right of refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

ITEM 7 FINANCIAL STATEMENTS
VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Veritec, Inc.
Golden Valley, Minnesota
We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (Company) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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

/s/ Lurie Besikof Lapidus & Company, LLP

Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota
November 13, 2006

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND 2004

	2005	2004
		(Restated)
ASSETS

Current Assets:
Cash	$432,518	$275,034
Accounts receivables, net of allowance of $26,000 and $45,000	2,958	917,120
Inventories	6,693	20,730
Prepaid expenses – other	6,708	7,975
Prepaid legal retainer	—	100,000
Discontinued operations – assets	—	355,226

Total Current Assets	448,877	1,676,085

Property and Equipment, net	22,603	7,332
Software Costs, net of accumulated amortization of $200,000 and $186,666	—	13,334

Total Assets	$471,480	$1,696,751

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities:
Notes payable – related parties	$—	$390,000
Convertible notes – related parties	—	747,374
Accounts payable	1,581,943	1,442,296
Accrued expenses	159,932	349,482
Accrued expense – Mitsubishi litigation	8,174,518	—
Discontinued operations – liabilities	—	350,577

Total Current Liabilities	9,916,393	3,279,729

Prepayment on Stock and Subscription Receivable	314,230	19,811

Total Liabilities	10,230,623	3,299,540

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 and 76,000 shares issued	1,000	76,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,078,598 and 7,071,849 shares issued	150,786	70,718
Subscription receivable	(560,176)	(717,717)
Additional paid-in capital	13,372,008	12,280,961
Accumulated deficit	(22,722,761)	(13,323,448)
Cumulative translation adjustment	—	10,697

Total Stockholders’ Deficit	(9,759,143)	(1,602,789)

Total Liabilities and Stockholders’ Deficit	$471,480	$1,696,751

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
		(Restated)
CONTINUING OPERATIONS
Revenues	$1,617,498	$2,568,640
Cost of Sales	37,339	157,927

Gross Profit	1,580,159	2,410,713

Operating Expenses:
General and administrative	2,283,781	2,248,040
Sales and marketing	64,287	18,617
Research and development	108,675	56,867
Mitsubishi litigation	8,174,518	—

Total Operating Expenses	10,631,261	2,323,524

Operating Income (Loss) from Continuing Operations	(9,051,102)	87,189

Other Income (Expense):
Interest expense	(60,035)	(104,685)
Interest income	8,808	1,681
Other	9,704	(300)

Total Other Income (Expense)	(41,523)	(103,304)

Loss from Continuing Operations	(9,092,625)	(16,115)

DISCONTINUED OPERATIONS
Loss from Operations of VIVI-Japan	(262,596)	(18,702)
Loss on Disposal of VIVI-Japan	(44,092)	—

Loss from Discontinued Operations	(306,688)	(18,702)

NET LOSS	$(9,399,313)	$(34,817)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	11,042,212	7,074,767

LOSS PER COMMON SHARE
Basic and Diluted -
Continuing operations	$(0.82)	$—
Discontinued operations	(0.03)	—

	$(0.85)	$—

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED JUNE 30, 2005 AND 2004

						Additional		Cumulative
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Translation	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Adjustment	Deficit

BALANCE, June 30, 2003	76,000	$76,000	7,126,849	$71,268	$(860,326)	$12,212,447	$(13,288,631)	$(581)	$(1,789,823)

Acquisition and retirement of shares at $.23 per share	—	—	(120,000)	(1,200)	—	(26,400)	—	—	(27,600)
Exercise of option to purchase shares at $.23 per share	—	—	15,000	150	—	3,300	—	—	3,450
Issuance of common stock to settle liability at $.20 per share	—	—	25,000	250	—	4,750	—	—	5,000
Issuance of common stock for Board of Director fees at $.30 per share	—	—	25,000	250	—	7,250	—	—	7,500
Imputed interest on subscription receivable	—	—	—	—	(79,614)	79,614	—	—	—
Subscription receivable reduction	—	—	—	—	222,223	—	—	—	222,223
Foreign currency translation adjustments	—	—	—	—	—	—	—	11,278	11,278
Net loss	—	—	—	—	—	—	(34,817)	—	(34,817)

BALANCE, June 30, 2004	76,000	76,000	7,071,849	70,718	(717,717)	12,280,961	(13,323,448)	10,697	(1,602,789)

Conversion of preferred stock to common stock	(75,000)	(75,000)	750,000	7,500	—	67,500	—	—	—
Conversion of notes payable at $0.10 per share to common stock	—	—	5,595,358	55,954	—	503,582	—	—	559,536
Conversion of notes payable at $0.25 per shares to common stock	—	—	1,622,391	16,224	—	389,374	—	—	405,598
Employee stock bonus	—	—	39,000	390	—	65,910	—	—	66,300
Imputed interest on subscription receivable	—	—	—	—	(64,681)	64,681	—	—	—
Subscription receivable reduction	—	—	—	—	222,222	—	—	—	222,222
Foreign currency translation adjustments	—	—	—	—	—	—	—	(10,697)	(10,697)
Net loss	—	—	—	—	—	—	(9,399,313)	—	(9,399,313)

BALANCE, June 30, 2005	1,000	$1,000	15,078,598	$150,786	$(560,176)	$13,372,008	$(22,722,761)	$—	$(9,759,143)

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,399,313)	$(34,817)
Discontinued operations	306,688	18,702

Loss from continuing operations	(9,092,625)	(16,115)
Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities:
Depreciation	8,422	7,358
Amortization of intangibles	13,334	40,000
Stock issued for compensation	66,300	7,500
Payroll applied to prepayment on subscription receivable	20,527	—
Common stock retired from sale of textile customer	—	(27,600)
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	914,162	(752,863)
Inventories	14,037	(11,498)
Prepaid expenses	101,267	(104,513)
Accounts payables and accrued expenses	323,972	825,869
Accrued expense – Mitsubishi litigation	8,174,518	—

Net cash provided (used) by operating activities from continuing operations	543,914	(31,862)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of equipment	(23,693)	(6,980)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Payments on notes payable – related parties	(50,000)	—
Proceeds from notes payable – related parties	—	305,000
Payments on long-term debt	—	(5,000)
Proceeds from exercise of stock option	—	3,450

Net cash provided (used) by financing activities from continuing operations	(50,000)	303,450

DISCONTINUED OPERATIONS
Net cash provided (used) by operating activities	(209,414)	265,319
Net cash provided (used) by investing activities	30,114	(121,023)
Net cash used by financing activities	(122,740)	(112,023)

Net cash provided (used) by discontinued operations	(302,040)	32,273

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,697)	(21,878)

NET INCREASE IN CASH	157,484	275,003
CASH AT BEGINNING OF YEAR	275,034	31

CASH AT END OF YEAR	$432,518	$275,034

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiaries, Veritec Iconix Ventures, Inc. (VIVI-USA; inactive and dissolved in May 2004), Veritec Iconix Ventures, Inc. (VIVI-Japan; a Japanese company, discontinued April 2005) and VCode Holdings, Inc. (VCode).
Nature of Business
The Company is primarily engaged in the development, marketing and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176 and 5,612,524. As more fully described below, these patents are the property of VCode. The Company’s encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enables automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. The Company has also developed a Secured Identification System based upon its proprietary VSCode and VeriCode® Symbology. The Company’s Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual’s unique identity. In addition to its United States patents, Veritec holds patents in Europe (German patent No. 69033621.7; French patent No. 0438841; and, Great Britain patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for novel uses of its Multi-Dimensional Matrix Symbology.
The Company’s core business is the sale of its Multi-Dimensional Matrix Symbology together with its proprietary software products for the writing and reading thereof. Veritec owned two wholly owned subsidiaries: (1) VIVI-Japan, a corporation established under the laws of Japan with its principal place of business located in Osaka, Japan; and, (2) VCode, a Minnesota corporation with offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427.
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
Bankruptcy Considerations
In February 2005, an adverse ruling was made against Veritec and in favor of Mitsubishi Corporation (Mitsubishi), resulting in a monetary award of $8,174,518 to Mitsubishi and enjoining Veritec and by extension Veritec’s customers from the future use or sale of what was ruled as Mitsubishi’s Error Detection and Correction Technology. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) for the District of Minnesota, on February 28, 2005.
In December 2005, the Bankruptcy Court converted the Chapter 11 proceeding to Chapter 7 of the Bankruptcy Code. Under Chapter 7, Veritec would be liquidated and the shareholders would not receive anything upon liquidation.
Veritec’s Third Amended Plan of Reorganization, with proof of acceptability of its provisions by Mitsubishi and the majority of the other classes of creditors, was formally submitted to the Bankruptcy Court with a motion requesting reconversion of Veritec’s case in bankruptcy to Chapter 11. This motion and related order was approved in March 2006. In March 2006, the order was executed subject only to approval of the majority of creditors and shareholders of record, which was subsequently obtained.
Upon execution of the order, Veritec once again became a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court.  In general, as a debtor-in-possession, Veritec was authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
In April 2006, Veritec’s Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of all disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree closing the Chapter 11 case in its entirety. Although not reflected in these Consolidated Financial Statements, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.
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
While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company’s financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management’s estimate will change during the near term.
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
Revenue Recognition
The Company accounts for revenue recognition in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues from software sales, product sales and engineering are recognized when products are shipped or services performed. License fees are recognized upon completion of all required terms under the agreement. The process typically begins with a customer purchase order detailing its hardware specifications so the Company can customize its software to the customer’s hardware. Once customization is completed, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. Once the software is transmitted, the customers do not have a right of refusal or return. Under some agreements the customers remit payment prior to the Company having completed customization or completion of any other required services. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.
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

Stock-Based Compensation
The Company follows the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the effect on the Company’s 2005 and 2004 net loss and net loss per common share would have been insignificant.
Accounting Pronouncements
The Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) will become effective for the Company on July 1, 2005. Adoption of SFAS No. 123(R) will have no impact on the Company’s financial statements as all options are fully-vested at the adoption date.
Reclassifications
Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 presentation. These reclassifications had no effect on the net loss or net cash flows.
NOTE 2 — GOING CONCERN
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
NOTE 3 — DISCONTINUED OPERATIONS
Discontinued operations assets and liabilities included the following at June 30, 2004:

DISCONTINUED OPERATIONS — ASSETS

Cash	$119,033
Certificates of deposit	120,257
Accounts receivable, net	32,682
Prepaid expense	2,316
Property and equipment, net	5,519
Technology rights, net	41,527
Note receivable	19,622
Security deposit and other assets	14,270

Total discontinued operations assets	$355,226

DISCONTINUED OPERATIONS — LIABILITIES

Current maturities of long-term debt	$114,681
Accounts payable	43,555
Accrued expenses	23,043
Long-term debt, net of current maturities	169,298

Total discontinued operation liabilities	$350,577

Revenues of discontinued operations were $210,300 and $395,313 for the years ended June 30, 2005 and 2004, respectively.
NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	June 30,
	2005	2004

Furniture and equipment	$56,157	$55,765
Vehicles	35,301	12,000

	91,458	67,765
Less accumulated depreciation	68,855	60,433

	$22,603	$7,332

NOTE 5 — NOTES PAYABLE — RELATED PARTIES
In October 2002, the Company’s President, Van Tran, loaned $90,000 to the Company for working capital. This note was unsecured, bore 10% interest and was due on demand. Interest expense on this note was $5,144 and $9,000 in 2005 and 2004, respectively. Accrued interest on this note totaled $20,777 at February 28, 2005 and $15,633 at June 30, 2004. The note payable and accrued interest were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.
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
In June 2003, Veritec entered into an agreement to purchase The Matthews Group’s 50% ownership of VIVI-USA. As part of this agreement, the Company issued The Matthews Group a promissory note of $50,000. The promissory note to The Matthews Group bore interest at 10% and was due June 25, 2004. Interest expense on this note was $3,333 and $5,000 in 2005 and 2004, respectively. Accrued interest on this note totaled $8,401 at February 28, 2005 and $5,068 at June 30, 2004. The note payable and accrued interest were converted as a payment towards the prepayment on the subscription receivable account as of February 28, 2005.
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
NOTE 6 — CONVERTIBLE NOTES – RELATED PARTIES
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
The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable, collectively called “The Gant Group.” Payments by The Matthews Group to The Gant Group totaled $366,522 (principal — $286,453; interest — $75,069; and legal fees — $5,000). The amount paid to The Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances was incorporated into a $397,375 note on December 1, 2000. The note was convertible at the option of the holder into common shares of the Company at a convertible rate of $0.10 per share. This note was unsecured, bore 10% interest and was due on demand. Interest expense on this note was $19,868 and $39,737 in 2005 and 2004, respectively. Accrued interest on this note totaled $162,161 and $142,293 at December 31, 2004 and June 30, 2004, respectively. As of December 31, 2004, the principal amount of $397,375 and accrued unpaid interest of $162,161 were converted into 5,595,358 shares of common stock.

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
NOTE 7 — PREPAYMENTS ON SUBSCRIPTION RECEIVABLE
The Matthews Group made prepayments against the Company’s subscription receivable (Note 8). These prepayments are unsecured and noninterest bearing. It is assumed the prepayment on the subscription receivable at June 30, 2005, will also ultimately be applied against the subscription receivable.
NOTE 8 — STOCKHOLDERS’ DEFICIT
Preferred Stock
The Articles of Incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.
As part of the bankruptcy Plan of Reorganization approved in 1999, a new Series H convertible preferred stock was authorized. The Plan called for Veritec to issue 275,000 shares of restricted Series H convertible preferred stock in exchange for assets of $2,000,000 being invested into Veritec. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder.
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
A summary of stock options is as follows:

		Option Price
	Number of	Range Per
	Shares	Share

Balance at June 30, 2003	155,000	$.09 to $.80
Expired	(125,000)	$.09 to $.50
Exercised in fiscal 2004	(15,000)	$.23

Balance at June 30, 2004 and 2005	15,000 *	$.80

*	Options are fully vested and exercisable.
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

NOTE 9 — CONCENTRATIONS
Major Customers:
Customers with revenues in excess of 10% of total revenues for 2005 and 2004 were as follows:

	Year Ended June 30,
	2005	2004

Customer A	34%	22%
Customer B	21%	16%
Customer C	12%	22%
Customer D	10%	—%
Customer E	8%	22%

	85%	82%

At June 30, 2004, Customer A accounted for 47% of the accounts receivable and Customer C accounted for 36% of the accounts receivable.
Major Suppliers:
In 2005 and 2004, the Company used one supplier for its hand-held scanner purchases. However, due to the fact that many manufacturers’ hand-held scanners are capable of porting the Company’s software products, the Company does not believe it is at risk to the marketplace.
Foreign Revenues:
Foreign revenues accounted for 63% of the Company’s revenues in fiscal 2005 and 85% in fiscal 2004. These revenues are concentrated in Japan, Korea and Taiwan.
NOTE 10 — INCOME TAXES
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

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended June 30,
	2005		2004
	Amount	Percent	Amount	Percent

Expected federal tax (benefit)	$(3,196,000)	(34.0)%	$(11,100)	(34.0)%
State income tax, net of federal tax benefit	(607,900)	(6.5)	(2,100)	(6.4)
Net operating losses expired	218,700	2.3	—	—
Valuation and utilization of deferred tax assets	3,579,300	38.1	7,000	21.4
Foreign taxes	—	—	1,900	5.8
Other	5,900	0.1	6,200	19.0

Income tax expense (benefit)	$—	—%	$1,900	5.8%

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not they will not be realized. The following is a summary of the deferred tax assets:

	June 30,
	2005	2004

Allowance for doubtful accounts	$10,600	$18,400
Inventory valuation allowance	12,400	10,800
Accrued expenses	4,900	3,500
Related party accruals	—	93,300
Intangible assets	39,600	39,600
Mitsubishi litigation	3,308,100	—
Net operating loss carryforwards	3,485,400	3,116,100

Deferred tax asset	6,861,000	3,281,700
Valuation allowance	(6,861,000)	(3,281,700)

Net deferred tax asset	$—	$—

The 2004 deferred income tax assets and the related valuation allowance were restated to correctly report net operating loss carryforwards. The restatement had no impact on the net deferred tax asset or financial statements.

Veritec has net operating loss carryforwards available to offset future taxable income that expire as follows (year ending June 30):

Year	Federal	Minnesota
2006	$452,000	$—
2007	657,000	—
2008	979,000	—
2009	1,410,000	—
2010	1,227,000	—
2011	457,000	—
2012	301,000	—
2018	480,000	—
2019	451,000	—
2020	330,000	83,000
2021	654,000	196,000
2022	105,000	105,000
2023	794,000	792,000
2024	1,454,000	1,454,000

	$9,751,000	$2,630,000

NOTE 11 — COMMITMENTS AND CONTINGENCIES
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
Contingencies
During the 1995 – 1997 bankruptcy, the Company sought an investment group to assist funding the $2,000,000 under the Plan of Reorganization approved by the Bankruptcy Court in 1997. In the intervening years, various investment groups attempted to help the Company fund this required investment. Partial funding received from these investment groups were settled through stock issuances by the Company. One of these former investment groups has made claims totaling $166,697 against the Company, $90,980 in cash and $75,717 in stock (94,646 shares at $.80 per share), but has not pursued legal action relating to these claims. It is possible that other investment groups will assert claims against the Company regarding their efforts to secure funding on behalf of the Company. Management believes it has appropriately reflected the activity with these investment groups in the accompanying consolidated financial statements. Management further feels these claims were settled in the bankruptcy. Due to uncertainties, however, it is at least reasonably possible that claims will be asserted and/or pursued. The ultimate outcome of these claims, if asserted and/or pursued, cannot presently be determined.

On June 30, 2000, we were served as a defendant in the matter of Starosolsky vs. Veritec, Inc., et al., in the United States District Court for the Central District of California. This suit was brought by a shareholder and former director of the Company against Veritec and various individuals claiming that certain corporate actions were taken without proper authority of the Company’s Board of Directors and/or contrary to the plan of reorganization the Company filed and completed under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the 1990’s. The complaint seeks equitable relief to set aside the issuance of Series H preferred stock (now converted into common stock) issued to The Matthews Group that was authorized by the previous approved bankruptcy reorganization plan in 1999, to prevent The Matthews Group from voting its stock at any meetings of stockholders and to remove certain of the individual defendants as directors of the Company. In December 2000, this case was transferred to the United States District Court for the District of Minnesota. The case has lingered without prosecution. Consequently, management is not able to express an opinion on the likely outcome.
On January 10, 2002, Veritec initiated arbitration against Mitsubishi in Los Angeles, California, alleging breach of contract, trade secret misappropriation and interference with business opportunities; seeking several million dollars in compensatory damages, punitive damages, legal fees and accrued interest. Mitsubishi counterclaimed on similar grounds and sought to enjoin Veritec’s use of the Error Detection and Correction Technology which Mitsubishi claimed as its sole and separate property. Evidentiary hearings were conducted from the later part of August through September 4, 2004. On February 15, 2005, Veritec received notice from the International Court of Arbitration that it awarded Mitsubishi a total of $8,174,518 in monetary damages and enjoined Veritec’s use or sale of the Error Detection and Correction Technology it deemed to be the sole property of Mitsubishi. As a result, on February 28, 2005, Veritec filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota. On December 16, 2005, the Bankruptcy Court converted Veritec’s Chapter 11 case in bankruptcy to a Chapter 7 and the Bankruptcy Court ordered all assets of the Company to be turned over to the control of the Trustee.
In February 2006, Veritec and Mitsubishi entered into a Settlement Agreement, whereby in exchange for $300,000, a license to utilize Veritec’s VeriCode® Technology, and dismissal of the patent infringement litigation filed by VData and VCode against Mitsubishi, Mitsubishi waived its right to the $8,174,518 and granted Veritec a license to use the Mitsubishi Error Detection and Correction Technology. In light of the Settlement Agreement entered into with Mitsubishi, on March 8, 2006, the Bankruptcy Court ruled in favor of reconverting Veritec’s case in bankruptcy back to one under Chapter 11 of the Bankruptcy Code. Veritec’s Third Amended Plan of Reorganization was formally filed with the Court on March 13, 2006. In April 2006, Veritec’s Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, after resolution of disputed creditor claims, Veritec received from the Bankruptcy Court an Order and Final Decree Closing the Chapter 11 case in its entirety. Although not reflected in these Consolidated Financial Statements, Veritec was relieved of $9,356,948 in debt including $7,874,518 owed to Mitsubishi.
VCode joined with VData as Plaintiffs in patent enforcement litigation filed on October 25, 2004, against Adidas America, Inc., Adidas Solomon AG, Advanced Micro Devices, Inc., Boston Scientific Corporation, Stamps.com and Hitachi Global Storage Technologies (Thailand) Ltd., in the United States District Court for the District of Minnesota. Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific and Stamps.com filed Counterclaims in those actions. All Defendants have since settled and entered into licensing agreements for use of the technology under the Company’s patents.
VCode joined with VData as Plaintiffs in patent enforcement litigation filed on September 8, 2005, against Mitsubishi Corporation in the United States District Court for the District of Minnesota, alleging violations of the Company’s patents. This matter was dismissed as a part of the Settlement Agreement with Mitsubishi described above.

VCode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. US Bank National Association has entered into a licensing agreement with the Company and the case as to that defendant was dismissed as well as the case against Sato Corporation. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.
On January 26, 2006, Hartz Mountain Corporation, in response to a notice of infringement sent to it by VData, filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of New Jersey. Amongst other remedies the action sought a ruling from the Court that the Company’s 4,924,078, 5,331,176 and 5,612,524 patents were not enforceable against Hartz Mountain and its related companies. The Company has been advised by legal counsel that the preemptive filing of a Declaratory Judgment action is commonplace in the enforcement areas of patent law and practice. The Company joined VData with the filing of a cross complaint against Hartz Mountain seeking amongst other remedies, monetary damages for past infringement and future use of the knowledge learned from the Company’s patents. Hartz Mountain entered into a licensing agreement with VData and the Company whereupon Hartz Mountain dismissed its action for Declaratory Judgment and VData and the Company dismissed their actions against Hartz Mountain.
On March 13, 2006, in response to notices of infringement sent to their customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that the Company’s 5,612,524 patent is not enforceable against Cognex Corporation and its customers. Presently, the Company is conferring with VData and the legal counsel retained by VData to defend against this action. Due to the recent nature of the case, only jurisdictional and procedural issues have been litigated and a responsive pleading on behalf of VData and the Company has not yet been filed. The Company cannot render an opinion at this time with respect to the outcome of these actions.
On March 22, 2006, the United States Patent and Trademark Office granted an application made for an Ex Parte Reexamination of the Company’s 5,612,524 patent. The Company is conferring with VData, and counsel retained by VData, to file the Company’s reply to the applicant’s submission. Due to the recent nature of this matter, a response on behalf of VCode has not yet been filed with the United States Patent and Trademark Office. The Company has been advised by legal counsel that a preemptive filing of such a request for Ex Parte Reexaminations is commonplace in the enforcement areas of patent law and practice. The Company is confident in its patent but cannot render an opinion at this time with respect to the outcome of the reexamination. However, not all claims of the patent have been challenged and the Company believes that a determination adverse to the patent would not be detrimental to the Company’s ability to market its products, but could be detrimental to collection of licensing fees based upon this patent.
On May 23, 2006, VCode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants’ Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants’ Credit Guide Co., have filed responsive pleadings in the action. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.

On September 5, 2006, an application was made for an Ex Parte Reexamination of the Company’s 4,924,078 patent. The Company is awaiting a determination from the United States Patent and Trademark Office if it will grant reexamination on the Application. The Company has conferred with VData, and the legal counsel retained by VData, to file the Company’s reply to the applicant’s submission should it be granted. Due to the recent nature of this matter, a response on behalf of VCode is not yet required. The Company is confident in its patent but cannot render an opinion at this time with respect to the outcome of the reexamination. However, the Company believes that a determination adverse to the patent would not be detrimental to the Company’s ability to market its products, but could be detrimental to collection of licensing fees based upon this patent.
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
NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended June 30,
	2005	2004
Cash paid for:
Interest	$833	$9,042
Income taxes	—	1,900
Summary of Noncash Activity:
In fiscal year 2005, the convertible notes payable — related party and the related accrued interest of $965,134 were converted into 7,217,749 shares of common stock.
In fiscal year 2005, the Company converted notes payable — related party and the related accrued interest of $411,782 into prepayment on stock and subscription receivable.
In fiscal year 2005, the Company’s President, Van Tran, contributed deferred compensation of $84,333 owed her to the prepayment on stock and subscription receivable.
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
In fiscal year 2004, the Company received 120,000 shares of Veritec common stock, which were retired, valued at $27,600 as part of the selling price of VIVI-Japan’s textile customer.
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
The quarterly review process in fiscal 2005 and the audit of our June 30, 2004, financial statements revealed a need for stronger controls over our financial reporting system. Improvements needed related to a general lack of accounting staff. During the bankruptcy period, the Company utilized a consultant for its accounting and financial reporting system. As a result, certain controls were limited. When the Company emerged from bankruptcy, we responded to these concerns by hiring a full time Chief Financial Officer.
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
Mr. Larry Matthews was appointed as Acting President and Chief Executive Officer and Director on January 28, 1999, in conjunction with a plan from “The Matthews Group” to evaluate and possibly fund us out of bankruptcy. Mr. Matthews was Chairman and Co-Owner of Vendtronics (sold to Food Engineering Corporation) from 1994 to 1998. From 1963 to 1983 he had various positions at Control Data Corporation, including Vice President of Operations. Currently, Mr. Matthews is on the Board of Directors of Artesyn Technologies (merger of ZYTEC, of which he was a cofounder, and Computer Products), Crosswork, Inc., Third Wave Systems, Solar Attic and ECO Fuels.
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
Directors Compensation
Non-employee directors have the right to receive director’s fees of $150 for each meeting attended. These directors’ fees totaled $750 in fiscal 2005 and $900 in fiscal 2004.
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

	Number of Shares
	Beneficially Owned
	Common	Percent of
	(see notes 1 and 2	Shares
Name & Address	below)	Common
Larry Matthews	None	N/A
7601 5th Avenue, Richfield, MN 55423
Dean Westberg	55,000	0.4%
4124 Jay Lane, White Bear Lake, MN 55110
Van Thuy Tran (see note 1)	4,549,064	30.2%
1430 Orkla Drive, Golden Valley, MN 55427
The Matthews Group (see note 2)	8,789,628	58.3%
1430 Orkla Drive, Golden Valley, MN 55427

	Number of Shares
	Beneficially Owned
	Common	Percent of
	(see notes 1 and 2	Shares
Name & Address	below)	Common
Larry Johanns (see note 1)	4,712,746	31.3%
518 North 12 Street, Osage, IA 50461
All Officers and Directors as a group (3 persons)	9,316,810	61.8%
Van Thuy Tran and Larry Matthews

(1)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group.

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
Notes Payable — The Matthews Group
The Matthews Group paid an obligation on behalf of the Company to holders of secured notes payable collectively called “The Gant Group.” Payments by The Matthews Group to The Gant Group totaled $366,522 (Principal — $286,453; interest — $75,069; and legal fees — $5,000). These amounts paid to The Gant Group plus accrued interest of $30,853 owed to The Matthews Group on these advances were incorporated into a $397,375 note on December 1, 2000. This note is unsecured, bears 10% interest and is due on demand. Interest expense on this note totaled $19,869 in 2005 and $39,737 in 2004. Accrued interest related to this note totaled $162,162 at December 21, 2004 and $142,293 at June 30, 2004. At the option of The Matthews Group, all or a portion of this indebtedness can be converted into Veritec, Inc. common stock at $.10 per share. As of December 31, 2004, the principal amount of $397,375 and accrued unpaid interest of $162,161 were converted into 5,595,358 shares of common stock.
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

ITEM 13 EXHIBITS

* 13.	Form 10-KSB for the period ended June 30, 1999, filed on October 13, 1999, and is incorporated herein by this reference.

31.1	CEO/CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

*99.1.
Press Release issued by the Registrant on February 16, 2005, announcing the adverse ruling against Veritec, Inc., by the International Court of Arbitration, awarding a monetary judgment in favor of Mitsubishi Corporation of approximately $8.1 Million; and, enjoining Veritec from further violations of Mitsubishi Corporation’s copyrighted Error Detection and Correction software (filed as Item 9.01 Exhibit 99.1 to Veritec’s Form 8-K filed on February 17, 2005 and incorporated herein by reference)

*99.2.
Notice of the Registrant having filed on February 28, 2005, a Petition for Relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Minnesota (Case Number 05-31119) (filed as Item 1.03 Bankruptcy or Receivership to Veritec’s Form 8-K filed February 28, 2005 and incorporated herein by reference)

*99.3
Notice of the Registrant’s case in Bankruptcy being converted to Chapter 7 of the United States Bankruptcy Code (Case Number 05-31119) (filed as Item 1.03 Bankruptcy or Receivership to Veritec’s Form 8-K filed December 19, 2005 and incorporated herein by reference)

*99.4
Notice of the Registrant’s case in Bankruptcy being reconverted to Chapter 11 of the United States Bankruptcy Code (Case Number 05-31119) (filed as Item 1.03 Bankruptcy or Receivership to Veritec’s Form 8-K filed March 10, 2006 and incorporated herein by reference)

*99.5
Notice of the Registrant’s Third Amended Plan of Reorganization being confirmed by the United States Bankruptcy Court (Case Number 05-31119) (filed as Item 1.03 Bankruptcy or Receivership and Item 9.01 Financial Statements with attached Exhibit 2.1 Order and Notice Confirming Plan and Fixing Time Limits, dated April 26, 2006; Exhibit 2.2 Debtor’s Third Modified Plan of Reorganization with Settlement Agreement; and, Exhibit 99.1 Unaudited balance sheet of registrant at April 26, 2006, to Veritec’s Form 8-K filed May 1, 2006 and incorporated herein by reference)

*99.6
Notice of the Registrant’s receipt of “Order and Final Decree Closing Chapter 11 Case” from the United States Bankruptcy Court (Case Number 05-31119) (filed as Item 1.03 Bankruptcy or Receivership and Item 8.01 Other Events identifying the Press Release issued announcing the same, to Veritec’s Form 8-K filed August 11, 2006 and incorporated herein by reference)

*	As Previously Filed
With respect to the documents incorporated by reference to this Form 10-KSB, Veritec’s Commission File Number is 0-15113.

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

Signature	Title	Date

/s/ Dean Westberg	Director	November 14, 2006

Dean Westberg

/s/ Larry Matthews	Director	November 14, 2006

Larry Matthews

EXHIBIT INDEX
31.1	CEO/CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.
32.1	Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).