Form 10KSB/A
period 2006-06-30
VERITEC INC
filed 2007-10-30
CIK 773318

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
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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
Financial Information about Geographic Areas
Foreign revenues accounted for 65% of the Company’s revenue in fiscal year 2006 compared to 63% in fiscal year 2005. To date our revenues are concentrated in Japan, Korea and Taiwan.
Available Information
The public may read and copy any materials Veritec has filed with the United States Bankruptcy Court for the District of Minnesota at Room 301 U.S. Courthouse, 300 South Fourth Street, Minneapolis, Minnesota 55415, attention Ms. Lori Vosejpke, Bankruptcy Clerk (612) 664-5200.
The public may read and copy any materials we have filed with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file reports with the SEC. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov; or, by accessing www.freeedgar.com; and other Internet based financial service providers. Other information about us can be found at our website, www.veritecinc.com and by contacting the Company at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427 (763) 253-2670.
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

Market Price Range of Common Stock	Fiscal 2006		Fiscal 2005
Quarter Ended	High	Low	High	Low
September 30.52		.12	.90	.25
December 31.63		.13	1.90	.33
March 31.65		.17	2.95	.14
June 30	2.95	.47	.75	.32

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
Current Sales of Unregistered Securities
None
ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Continuing Operations — June 30, 2006 compared to June 30, 2005
We had net income from continuing operations of $10,112,971 in the fiscal year ended June 30, 2006 compared to a net loss from continuing operations of $9,092,625 in the fiscal year ended June 30, 2005. Income generated in 2006 was mostly related to debt relieved totaling $9,356,948.
Results of Discontinued Operations — June 30, 2006 compared to June 30, 2005
We had a net loss from discontinued operations of $306,688 in the fiscal year ended June 30, 2005. The 2005 loss was due to a decline in revenue of $210,300 for fiscal 2005, a decrease in gross profit percent to 26.2% in fiscal 2005, and disposal costs.
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
Critical Accounting Policies
Stock-Based Compensation:
The Company followed the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the effect on the Company’s 2005 net loss and loss per common share would have been insignificant.

The Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, in December 2004, which requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. The new rule allowed companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) became effective for the Company on July 1, 2005. Adoption of SFAS No. 123(R) had no impact on the Company’s consolidated financial statements as all options were fully-vested at the adoption date.
Accounting for Discontinued Operations:
Under the provisions of SFAS No. 144 “Accounting for the impairment or Disposal of Long-Lived Assets (as amended), if a component of an entity is either classified as held-for-sale or has been disposed of during the period, the results of its operations are to be reported in discontinued operations, provided that both of the following conditions are met:
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
Golden Valley, Minnesota
We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
/s/ Lurie Besikof Lapidus & Company, LLP
Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota
November 13, 2006

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

	2006	2005
ASSETS

Current Assets:
Cash	$898,424	$432,518
Accounts receivables, net of allowance of $28,000 and $26,000	59,173	2,958
Inventories	7,495	6,693
Prepaid expenses	4,650	6,708

Total Current Assets	969,742	448,877

Property and Equipment, net	21,088	22,603

Total Assets	$990,830	$471,480

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$37,400	$1,581,943
Accrued expenses	285,372	159,932
Accrued expense — Mitsubishi litigation	—	8,174,518

Total Current Liabilities	322,772	9,916,393

Prepayment on Stock and Subscription Receivable	92,008	314,230

Total Liabilities	414,780	10,230,623

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,078,598 shares issued	150,786	150,786
Subscription receivable	(386,138)	(560,176)
Additional paid-in capital	13,420,192	13,372,008
Accumulated deficit	(12,609,790)	(22,722,761)

Total Stockholders’ Equity (Deficit)	576,050	(9,759,143)

Total Liabilities and Stockholders’ Equity (Deficit)	$990,830	$471,480

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005

CONTINUING OPERATIONS
Revenues	$2,362,484	$1,617,498
Cost of Sales	37,849	37,339

Gross Profit	2,324,635	1,580,159

Operating Expenses:
General and administrative	1,361,521	2,283,781
Sales and marketing	30,132	64,287
Research and development	193,525	108,675
Mitsubishi litigation	—	8,174,518

Total Operating Expenses	1,585,178	10,631,261

Operating Income (Loss) from Continuing Operations	739,457	(9,051,102)

Other Income (Expense):
Settlement with creditors	9,356,948	—
Interest expense	—	(60,035)
Interest income	16,566	8,808
Other	—	9,704

Total Other Income (Expense)	9,373,514	(41,523)

Income (Loss) from Continuing Operations	10,112,971	(9,092,625)

DISCONTINUED OPERATIONS
Loss from Operations of VIVI-Japan	—	(262,596)
Loss on Disposal of VIVI-Japan	—	(44,092)

Loss from Discontinued Operations	—	(306,688)

NET INCOME (LOSS)	$10,112,971	$(9,399,313)

INCOME (LOSS) PER COMMON SHARE
Basic and Diluted -
Continuing operations	$0.67	$(0.82)
Discontinued operations	—	(0.03)

	$0.67	$(0.85)

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2006 AND 2005

						Additional		Cumulative	Stockholders’
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Translation	Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Adjustment	(Deficit)

BALANCE, June 30, 2004	76,000	$76,000	7,071,849	$70,718	$(717,717)	$12,280,961	$(13,323,448)	$10,697	$(1,602,789)

Conversion of preferred stock to common stock	(75,000)	(75,000)	750,000	7,500	—	67,500	—	—	—
Conversion of notes payable at $0.10 per share to common stock	—	—	5,595,358	55,954	—	503,582	—	—	559,536
Conversion of notes payable at $0.25 per share to common stock	—	—	1,622,391	16,224	—	389,374	—	—	405,598
Employee stock bonus	—	—	39,000	390	—	65,910	—	—	66,300
Imputed interest on subscription receivable	—	—	—	—	(64,681)	64,681	—	—	—
Subscription receivable reduction	—	—	—	—	222,222	—	—	—	222,222
Foreign currency translation adjustments	—	—	—	—	—	—	—	(10,697)	(10,697)
Net loss	—	—	—	—	—	—	(9,399,313)	—	(9,399,313)

BALANCE, June 30, 2005	1,000	1,000	15,078,598	150,786	(560,176)	13,372,008	(22,722,761)	—	(9,759,143)

Imputed interest on subscription receivable	—	—	—	—	(48,184)	48,184	—	—	—
Subscription receivable reduction	—	—	—	—	222,222	—	—	—	222,222
Net income	—	—	—	—	—	—	10,112,971	—	10,112,971

BALANCE, June 30, 2006	1,000	$1,000	15,078,598	$150,786	$(386,138)	$13,420,192	$(12,609,790)	$—	$576,050

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,112,971	$(9,399,313)
Discontinued operations	—	306,688

Income (loss) from continuing operations	10,112,971	(9,092,625)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	7,517	8,422
Amortization of intangibles	—	13,334
Stock issued for compensation	—	66,300
Payroll applied to prepayment on subscription receivable	—	20,527
Settlement with creditors	(9,356,948)	—
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	(56,215)	914,162
Inventories	(802)	14,037
Prepaid expenses	2,058	101,267
Accounts payables and accrued expenses	63,327	323,972
Accrued expense — Mitsubishi litigation	(300,000)	8,174,518

Net cash provided by operating activities from continuing operations	471,908	543,914

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of equipment	(6,002)	(23,693)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Payments on notes payable — related parties	—	(50,000)

DISCONTINUED OPERATIONS
Net cash used by operating activities	—	(209,414)
Net cash provided by investing activities	—	30,114
Net cash used by financing activities	—	(122,740)

Net cash used by discontinued operations	—	(302,040)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(10,697)

NET INCREASE IN CASH	465,906	157,484
CASH AT BEGINNING OF YEAR	432,518	275,034

CASH AT END OF YEAR	$898,424	$432,518

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

Diluted net income per common share for the year ended June 30, 2006, was computed as follows:

Net income for per share computation	$10,112,971

Weighted average shares outstanding	15,078,598
Incremental shares from assumed exercise or conversion of dilutive instruments:
Options and warrants	18,750
Preferred stock	10,000

Shares outstanding — diluted	15,107,348

Stock-Based Compensation
The Company followed the accounting guidance of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued under the plans when the exercise price of the options was at least equal to the fair market value of the common stock at the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the effect on the Company’s 2005 net loss and loss per common share would have been insignificant.
The Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, in December 2004, which requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period. The new rule allowed companies to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after June 15, 2005. Under the new rule, SFAS No. 123(R) became effective for the Company on July 1, 2005. Adoption of SFAS No. 123(R) had no impact on the Company’s consolidated financial statements as all options were fully-vested at the adoption date.
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
NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	June 30,
	2006	2005

Furniture and equipment	$62,159	$56,157
Vehicles	35,301	35,301

	97,460	91,458
Less accumulated depreciation	76,372	68,855

	$21,088	$22,603

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

NOTE 8 — STOCKHOLDERS’ EQUITY ( DEFICIT)
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
Stock Options
The Company has agreements with certain employees that provide for five years of annual grants of options to purchase shares of the Company’s common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company issued 30,000 options under this arrangement in 2006 and entered into additional arrangements after the end of the year.
The fair value of options granted in 2006 of $0.64 per share was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate — 4.96%, dividend yield — 0%, volatility — 7.39%, and weighted average expected life — 3 years. Compensation expense related to stock options was not significant.
The Company has commitments under these agreements to issue grants of options of 110,000 for 2007, 70,000 annually for 2008 through 2010, and 40,000 in fiscal 2011.

A summary of stock options is as follows:

	Number of		Option Price
	Shares		Per Share

Balance at June 30, 2005	15,000		$.80
Expired	(15,000)		$.80
Granted	30,000		$2.04

Balance at June 30, 2006	30,000	*	$2.04

*	Vest in 2007; six years remaining life.
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
NOTE 9 — CONCENTRATIONS
Major Customers:
Customers with revenues in excess of 10% of total revenues for 2005 and 2004 were as follows:

	Year Ended June 30,
	2006	2005

Customer A	33%	4%
Customer B	27%	8%
Customer C	14%	34%
Customer D	2%	21%
Customer E	—	12%
Customer F	—	10%

	76%	85%

At June 30, 2005, Customer B accounted for 24% of the accounts receivable.

Major Suppliers:
In 2006 and 2005, the Company used one supplier for its hand-held scanner purchases. However, due to the fact that many manufacturers’ hand-held scanners are capable of porting the Company’s software products, the Company does not believe it is at risk to the marketplace.
Foreign Revenues:
Foreign revenues accounted for 65% of the Company’s revenues in fiscal 2006 and 63% in fiscal 2005. These revenues are concentrated in Japan, Korea and Taiwan.
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
A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended June 30,
	2006		2005
	Amount	Percent	Amount	Percent

Expected federal tax (benefit)	$3,438,400	34.0%	$(3,196,000)	(34.0)%
State income tax, net of federal tax benefit	654,100	6.5	(607,900)	(6.5)
Net operating losses expired	—	—	218,700	2.3
Valuation and utilization of deferred tax assets	(4,081,800)	(40.4)	3,579,300	38.1
Other	(10,700)	(0.1)	5,900	0.1

Income tax expense (benefit)	$—	—%	$—	—%

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The following is a summary of the deferred tax assets:

	June 30,
	2005	2006

Allowance for doubtful accounts	$11,300	$10,600
Inventory valuation allowance	—	12,400
Intangible assets	45,000	39,600
Accrued expenses	5,400	4,900
Mitsubishi litigation	—	3,308,100
Net operating loss carryforwards	2,717,500	3,485,400

Deferred tax asset	2,779,200	6,861,000
Valuation allowance	(2,779,200)	(6,861,000)

Net deferred tax asset	$—	$—

Veritec has net operating loss carryforwards available to offset future taxable income that expire as follows (year ending June 30):

Year	Federal	Minnesota
2007	$190,400	$—
2008	1,410,000	—
2009	1,227,000	—
2010	457,000	—
2011	301,000	—
2017	480,000	—
2018	451,000	—
2019	330,000	—
2020	654,000	—
2021	105,000	—
2022	794,000	—
2023	1,454,000	732,400

	$7,853,400	$732,400

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
Code of Ethics
We have not adopted a code of ethics.
Directors Compensation
Non-employee directors have the right to receive director’s fees of $150 for each meeting attended. These directors’ fees totaled $150 in fiscal 2006 and $750 in fiscal 2005.
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
Compensation Pursuant To Plans Including Pension, Stock Option, and Stock Appreciation Rights Plans
In 2006, the Company entered into an employment agreement with its Chief Financial Officer that provides for five years of annual grants of 30,000 options to purchase shares of the Company’s common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company issued 30,000 options in 2006 and has a remaining commitment to issue 120,000 options to the Chief Financial Officer.

As of June 30, 2006, there were no other stock option plan , stock appreciation rights plans, phantom stock plans, or other incentive or compensation plan pursuant to which benefits, remuneration, value or compensation was or is to be granted, awarded, set aside, or accrued for the benefit of any of our executive officers.

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