Form 10QSB
period 2007-09-30
VERITEC INC
filed 2007-11-14
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-15113
VERITEC, INC.
(Exact name of registrant as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)
95-3954373
(IRS Employer Identification Number)
2445 Winnetka Avenue North, Golden Valley, MN 55427
(Address of principal executive offices, zip code)
763-253-2670
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of September 30, 2007, the Company had:

Number of Shares of Common Stock

15,113,088
Transition Small Business Disclosure Format (check one): Yes ☐    No ☑

FORM 10-QSB
VERITEC, INC.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS

Current Assets:
Cash	$426,251	$790,089
Accounts receivable, net	15,195	11,927
Note receivable from RBA, net	52,611	78,516
Inventories	27,524	26,213
Prepaid expenses	30,825	27,325

Total Current Assets	552,406	934,070

Property and Equipment, net	80,615	88,005
Software License, net	75,000	83,333
Patent Costs	18,756	18,756

Total Assets	$726,777	$1,124,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$54,988	$56,072
Accrued expenses	362,029	405,074

Total Current Liabilities	417,017	461,146

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,113,088 and 15,096,088 shares issued	151,131	150,961
Subscription receivable	(142,743)	(193,876)
Additional paid-in capital	13,617,395	13,575,926
Accumulated deficit	(13,317,023)	(12,870,993)

Total Stockholders’ Equity	309,760	663,018

Total Liabilities and Stockholders’ Equity	$726,777	$1,124,164

See notes to condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2007	2006
Revenues:
License and other	$70,214	$99,329
Infringement	—	259,663

Total Revenues	70,214	358,992

Cost of Sales	30,887	5,110

Gross Profit	39,327	353,882

Operating Expenses:
Selling, general and administrative	354,936	331,480
Research and development	139,963	87,404

Total Operating Expenses	494,899	418,884

Loss from Operations	(455,572)	(65,002)

Other Income:
Interest income	8,557	8,737
Gain on sale of property and equipment	985	—

Total Other Income	9,542	—

Net Loss	$(446,030)	$(56,265)

Loss Per Common Share
Basic and Diluted	$(0.03)	$—

See notes to condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(446,030)	$(56,265)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,390	1,666
Amortization of software license	8,333	—
Stock options compensation	9,766	73,502
Interest income added to note receivable from RBA	(2,970)	—
Services applied to reduce note receivable from RBA	28,875	—
Gain on sale of property and equipment	(985)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,268)	31,776
Inventories	(1,311)	(1,015)
Prepaid expenses	(3,500)	(12,000)
Accounts payables and accrued expenses	(16,679)	(137,389)

Net cash used by operating activities	(420,379)	(99,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	985	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on subscription receivable (including $4,423 interest credited to additional paid-in capital)	55,556	—

NET DECREASE IN CASH	(363,838)	(99,725)
CASH AT BEGINNING OF PERIOD	790,089	898,424

CASH AT END OF PERIOD	$426,251	$798,699

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$27,450	$—
Applied prepayment on subscription receivable to subscription receivable	$—	$55,556
See notes to condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. THE COMPANY
The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiary VCode Holdings, Inc. (VCode).
B. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-KSB as of and for the year ended June 30, 2007. The Condensed Consolidated Balance Sheet at June 30, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.
The accompanying condensed consolidated financial statements include the accounts of Veritec and VCode. All inter-company transactions and balances were eliminated in consolidation.
C. NATURE OF BUSINESS
The Company is primarily engaged in the development, marketing, and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. The Company’s encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enable automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. Veritec has also developed a Secured Identification System based upon its proprietary VSCode™ and VeriCode® Symbology. The Company’s Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual’s unique identity. In addition to its United States patents, the Company holds patents in Europe (German Patent No. 69033621.7; French Patent No. 0438841; and Great Britain Patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for novel uses of its Multi-Dimensional Matrix Symbology.
In November 2003, Veritec formed VCode to which it assigned United States patents 4,924,078, 5,331,176 and 5,612,524, together with all corresponding patent applications, foreign patents, foreign patent applications, and all continuations, continuations in part, divisions, extensions, renewals, reissues and re-examinations thereof. VCode in turn entered into an Exclusive License Agreement with VData LLC (VData), an Illinois limited liability company unrelated to Veritec. The purpose of the Exclusive Licensing Agreement is to allow VData to pursue enforcement and licensing of the patents against parties who wrongfully exploit the technology of such patents. VData is the wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG).
The Exclusive License Agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of VData. The Company and VData share the net proceeds arising from the enforcement or licensing of the patents. Proceeds from this arrangement were recorded as infringement revenue in the quarter the money was received. None of the infringement revenue is refundable to any party once received.
These fees have been a primary source of revenue for the Company in recent periods. The patents (4,924,078 and 5,612,524), which are the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office and are the subject of a declaratory judgment action seeking to declare the patents invalid. All infringement actions of these patents have been suspended pending the outcome of these proceedings. Furthermore, the patents expire in November 2007. Therefore revenues from patent infringement claims will be significantly reduced or cease.
During 2007, VCode and VData filed several infringement complaints against alleged infringers of the 5,331,176 patent.

D. SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition:
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, and identification card revenue (license and other) and infringement revenue. Revenues from licenses, hardware and identification cards are recognized when the product is shipped and all required payment terms have been completed. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer’s hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.
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
Software License
The software license from RBA International, Inc. (RBA) is capitalized at cost and amortized using the straight-line method over an estimated useful life of three years.
Patent Costs
The patent application costs are capitalized and, when approved, will be amortized over its estimated useful life. If not approved, or if considered impaired, these costs will be written off when deemed impaired.
Income Taxes
The Company’s adoption, on July 1, 2007, of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)”, did not have a significant impact on the Company’s consolidated financial position, results of operations, and cash flows.
E. NET LOSS PER COMMON SHARE
Basic net loss per common share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share, in addition to the weighted-average number of common shares outstanding determined for basic net loss per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The weighted average shares outstanding were 15,096,827 and 15,078,598 for the three months ended September 30, 2007 and 2006, respectively. Potentially dilutive instruments include stock options, preferred stock and stock bonus/compensation (Note I). For the three months ended September 30, 2007, stock options (195,666 common shares), preferred stock (10,000 common shares) and unpaid stock bonus/compensation were antidutive and, therefore, were not included in the computation of diluted net loss per common share. For the three months ended September 30, 2006, stock options (110,000 common shares) and preferred stock (10,000 common shares) were antidutive and, therefore, were not included in the computation of diluted net loss per common share.
F. STOCK-BASED COMPENSATION
The Company has agreements with certain employees and consultants that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. At September 30, 2007, the Company has commitments under these agreements to grant options to acquire 45,000 shares of the Company’s common stock for fiscal year 2008, 82,000 shares each fiscal year for 2009 through 2010, and 52,000 shares in fiscal 2011, totaling 261,000 shares.
A summary of outstanding stock options is as follows:

	Number
	of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2007	156,666	$1.03
Granted	39,000	$0.65

Outstanding at September 30, 2007	195,666	$0.95

The weighted-average remaining contractual life of stock options outstanding at September 30, 2007 is 4.9 years.
The weighted-average fair value of options granted for the three months ended September 30, 2007 and 2006 was $0.50 and $0.90, respectively. Stock-based compensation expense was $9,766 and $73,502 during the three months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $20,494 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next three quarters.
The Company has an agreement with an employee to issue 2,000 shares of the Company’s common stock each year for fiscal 2008 through 2011.
The Board of Directors had authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. At September 30, 2007, stock and stock options totaling 559,166 have been committed under this authorization.
G. NOTE RECEIVABLE
In June 2007, the Company provided a $125,000 line of credit bearing interest at 10% to RBA. RBA has borrowed the maximum $125,000. Due to the default by RBA on a prior note receivable, the Company provided a $48,000 allowance on this note. The allowance is based on estimated services RBA will perform for the Company’s benefit through December 2007. The note was reduced by services totaling $28,875 during the three months ended September 30, 2007.

H. SUBSCRIPTION RECEIVABLE
The Matthews Group, in the past, has made prepayments against the Company’s subscription receivable. These prepayments were nonrefundable and noninterest bearing. The prepayment on the subscription receivable was applied against the subscription receivable during the three months ended September 30, 2006.
I. OTHER SIGNIFICANT EVENTS
In November 2006, the Company entered into an agreement with a manufacturing company to design and develop a line of readers to overcome the Company’s dependence on outside suppliers. In Phase One of the project, a proto-type cell phone reader designed by the manufacturing company was evaluated and accepted. Phase Two of the project requires the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies. The agreement required a deposit of $30,000 and payments of $30,000 for each of the four defined milestones with the total project cost not to exceed $150,000. The project is continuing to progress but at this time no estimate as to the completion date has been determined. To date the Company has made the required deposit of $30,000, a $20,000 advance and accrued another $50,000 for a total cost of $100,000 against the maximum expenditure of $150,000. Payments under this agreement are recorded as research and development expense as the service is provided.
On February 6, 2007, the Company authorized a $300,000 bonus to Van Tran, a Director and the Chief Executive Officer of the Company (CEO). The bonus is payable in either cash or stock equivalents to be determined at the sole discretion of the CEO. If the CEO elects to receive such bonus in the form of restricted stock, the stock price to be used to calculate the number of shares of restricted stock will be the closing market price on February 6, 2007, of $1.15 per share. The timing of the bonus payment, either as partial payment or payment in full and the form of the bonus is at the sole discretion of the CEO. The liability for the bonus is recorded based on the greater of $300,000 or the value of the shares the CEO is entitled to receive based on the closing balance sheet date stock price. As of September 30, 2007, $117,000 of the bonus was paid to the CEO in cash. The remaining accrued bonus was $183,000.
In August 2007, the Company entered into an agreement with a consultant to purchase certain intellectual property. The agreement requires the Company to make a $25,000 payment once it has been proven that the intellectual property is patentable. It also requires the Company to issue 60,000 shares of the Company’s common stock to the consultant once one or more patents have been issued. At September 30, 2007, the intellectual property information has been submitted to the Company’s patent attorney and is being reviewed for patentablity.
J. RECENTLY ISSUED ACCOUNTING STANDARD
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (as amended)”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. SFAS No. 157 will be effective for the Company beginning fiscal year 2009. Management is currently evaluating the impact SFAS No. 157 will have on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended), Including an Amendment of FASB Statement No. 115,” which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS No. 159 will be effective for the Company beginning fiscal year 2009. Management is currently evaluating if it will elect the fair value option for any of the Company’s eligible financial instruments.

Item 2. Management’s Discussion and Analysis or Plan of Operation
This Form 10-QSB contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations and beliefs concerning the Company’s outlook, future economic events, future performance and attainment of future goals based on information available to the Company on the date of the filing of this Form 10-QSB, and are subject to various risks and uncertainties.
The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements. These statements contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations and speak only as of the date hereof. Our actual results may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties affecting technology companies, our ability to successfully develop products, rapid technological change in our markets, changes in demand for our future products, legislative, regulatory and competitive developments and general economic conditions. Our SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements for any reason except as required by law.
Critical Accounting Policies
Revenue Recognition
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, identification card revenue and infringement revenue. Revenues from licenses, hardware and identification cards are recognized when the product is shipped and all required payment terms have been completed. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer’s hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.
The process for identification cards begins when a customer requests, via the internet, an identification card. The card is reviewed for design and placement of the data, printed and packaged for shipment. At the time the identification cards are shipped and the customer has met the required payment terms, the revenue is recognized.
The Company receives infringement revenue under an Exclusive License Agreement with VData LLC (VData). VData is a wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG). The Exclusive License Agreement with VData provides that all expenses related to the enforcement and licensing of the patents is the responsibility of VData. The Company and VData share the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue is recognized at the time it is received. None of the infringement revenue is refundable to any party once received.
General
In February 2005, an adverse ruling was made against Veritec in favor of Mitsubishi Corporation (Mitsubishi), resulting in a monetary award of $8,174,518 to Mitsubishi and enjoining Veritec and by extension Veritec’s customers from the future use or sale of Mitsubishi’s Error Detection and Correction Technology. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) for the District of Minnesota on February 28, 2005.

After reaching an agreement with Mitsubishi and other creditors, in April 2006, Veritec’s Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, the Bankruptcy Court entered an Order and Final Decree closing the Chapter 11 case in its entirety. As a result of the Chapter 11 bankruptcy, Veritec settled $9,356,948 of debts including $7,874,518 owed to Mitsubishi. In connection with the settlement with Mitsubishi, we obtained a license to certain Mitsubishi EDAC technology and granted Mitsubishi a license to VeriCode®.
For a more detailed discussion on the bankruptcy proceedings and Veritec’s Third Amended Plan of Reorganization, refer to Note “A” appearing in Part I “Financial Information”, Item I “Financial Statements” and the Form 8-K’s identified as Exhibits hereto and filed with the Commission on February 17, 2005, February 28, 2005, December 19, 2005, March 10, 2006, May 1, 2006, and August 11, 2006, incorporated by this reference.
Nature of Business
The Company is primarily engaged in the development, marketing, and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. The Company’s encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enable automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. Veritec has also developed a Secured Identification System based upon its proprietary VSCode™ and VeriCode® Symbology. The Company’s Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual’s unique identity. In addition to its United States patents, the Company holds patents in Europe (German Patent No. 69033621.7; French Patent No. 0438841; and Great Britain Patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for novel uses of its Multi-Dimensional Matrix Symbology.
The Company also seeks fees from the enforcement and licensing of it patents under an Exclusive License Agreement with VData. These fees have been a primary source of revenue for the Company. The patents (4,924,078 and 5,612,524), which are the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office and are the subject of a declaratory judgment action seeking to declare the patents invalid. All infringement actions of these patents have been suspended pending the outcome of these proceedings. Furthermore, the patents expire in November 2007. Therefore revenues from patent infringement claims will be significantly reduced or cease.
During 2007, VCode and VData filed several infringement complaints against alleged infringers of the 5,331,176 patent.
Results of Operations – September 30, 2007 compared to September 30, 2006
Revenues
Revenues of $70,214 for the three months ended September 30, 2007, decreased by $288,778 from the same period ended September 30, 2006.
The Company is continuing to see declining software license and hardware sales from our distributors located in the Far East. The primary reason for the decline is that other companies competing with our distributors have been able to improve their hardware to be equivalent or superior to the hardware of our distributors, thus taking away an advantage our distributors once enjoyed. A second reason for the decline in revenues is the volatility due to the fluctuation of sales to Veritec’s distributors who primarily service the LCD market. Revenues from this market are unpredictable as they are generated when customers open new production facilities or update production equipment. For the three months ended September 30, 2007, license and other revenue declined $29,115 compared to license and other revenue for the three months ended September 30, 2006. We are continuing to seek new opportunities in which to grow revenue. We believe our new product, PhoneCodes©, will be providing revenue to the Company in the coming months along with our Identification (ID) Cards, which will recognize its first revenue in October 2007.

For the three months ended September 30, 2007 and 2006, the Company recognized infringement revenues of $0 and $259,663, respectively, through its relationship with VData. The Company recognizes infringement revenues upon the completion of all required terms under the agreement with VData and when collection is assured. Patent Nos. 4,924,078 and 5,612,524, which are the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office and are the subject of a declaratory judgment action seeking to declare the patents invalid. All infringement actions under the two patents have been suspended pending the outcome of these proceedings. Furthermore the patents expire in November 2007. Therefore revenues from patent infringement claims will be significantly reduced or cease.
Cost of Sales
Cost of sales was $30,887 for the three months ended September 30, 2007, compared to $5,110 for the same period in 2006, an increase of $25,777. However, as a percentage of license and other revenues, cost of sales increased 39% for the three months ended September 30, 2007 compared to the same three month period in 2006. The $25,777 increase in cost of sales was primarily from monthly charges totaling $28,875 for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased from RBA in December 2006. These charges will continue to result in higher cost of sales and lower margins until such time as the revenue generated from this expense becomes significant. There is no cost associated with infringement revenue.
Selling General and Administrative
Selling, general and administrative expenses were $354,936 for the three months ended September 30, 2007, versus $331,480 for the three months ended September 30, 2006, an increase of $23,456 or 7%. The increase was the result of primarily two expenditures: 1) The Company contracted with an individual to assist in promoting the Company and seeking sales opportunities. 2) Amortization costs of the software license totaling $8,333 for the three months ended September 30, 2007 compared to $0 for the three months ended September 30, 2006.
Research and Development
Research and development expense of $139,963 for the three months ended September 30, 2007, increased by $52,559 over the three months ended September 30, 2006 or 60%. The increase was a result of the Company expensing $50,000 towards the design and development of readers. To date the Company has expensed $100,000 towards the contract with a manufacturing firm for the design and development of readers. The contract with the manufacturing firm has a fixed maximum expenditure of $150,000. The Company also expensed $20,000 for the three months ended September 30, 2007, for the design and development of a banking kiosk by RBA. For the three months ended September 30, 2007, the Company reduced engineering consultant costs by $17,000 compared to the three months ended September 30, 2006.
Liquidity and Capital Resources
The Company has relied on The Matthews Group for funding. Through September 30, 2007, The Matthews Group has funded $1,851,852, of the original of $2,000,000 stock subscription receivable.
As of September 30, 2007 and 2006, the Company has recognized licensing revenue of $0 and $259,663, respectively, through its relationship with VData. The Company has not received additional licensing revenue from VData since the third quarter of fiscal year 2007. This license revenue should not be viewed as unlimited and is likely to decline or cease in the near future considering the potential adverse determination in regard to the Patent Reexaminations or the Declaratory Judgment being sought by Cognex of Patent Nos. 4,924,078 and 5,612,524.

Subsequent to September 30, 2007, the Company received additional licensing revenue from VData of $445,349, including $195,349 that has not been recorded or deposited pending the Company’s verification that the amount is correct.
The Company believes its cash and forecasted cash flow from operations will be sufficient to continue operations through fiscal 2008.
The Company will need to significantly increase its revenue or receive a significant infusion of cash to continue operations beyond fiscal 2008. At this time, the Company has not received interest from any investor to make a cash investment in the Company.
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
Item 3. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
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
On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that Vcode’s United States Patent No. 5,612,524 is not enforceable against Cognex Corporation and its customers, that the Company has defamed Cognex and that the Company has engaged in unfair and deceptive business practices in violation of Minnesota law. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff’s allegations and claims for damages, injunctive relief, attorney’s fees, and costs. A counterclaim was also filed for infringement of United States Patent No. 5,612,524. A summary hearing on this case is scheduled for December, 2007. This case is currently scheduled for trial on January 14, 2008.
On April 6, 2006, the U.S. Patent and Trademark Office granted a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 5,612,524.  A response on behalf of the Company rebutting the allegations in the Request for Reexamination has been filed with the U.S. Patent and Trademark Office. The Company is awaiting a determination by the U.S. Patent and Trademark Office on whether to proceed with the reexamination process or dismiss the request for lack of merit. The Company has been advised by legal counsel that a preemptive filing of such a request for Ex Parte Reexaminations is commonplace in the enforcement areas of patent law and practice.  Because, not all claims of the patent have been challenged, the Company believes that a determination adverse to the patent would not be detrimental to the Company’s ability to market its products, but could be detrimental to the collection of licensing fees based upon this patent.
On May 23, 2006, Vcode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants’ Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants’ Credit Guide Co., have filed responsive pleadings in the action. PNY Technologies, Inc. has counterclaimed with allegations of non-infringement, invalidity, and inequitable conduct and is seeking attorney’s fees and costs. Defendant Aetna, Inc. filed a Motion to Dismiss and a Motion for Rule 11 Sanctions. The Court denied both of Aetna’s motions. Defendant Merchant’s Credit Guide Co. filed a Motion to Stay Alternative Motion for Sanctions. The Court granted Merchants’ Motion to Stay and the case is currently stayed pending reexamination of the patents. This case has not been set for trial.
On October 26, 2006, a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 4,924,078 was made.  The Company was awaiting a determination from the U.S. Patent and Trademark Office as to whether a grant of the request for reexamination was merited.  On January 17, 2007, the reexamination for United States Patent No. 4,924,078 was ordered. The Company has been advised by legal counsel that a preemptive filing of such a request for Ex Parte Reexaminations is commonplace in the enforcement areas of patent law and practice. The Company believes that a determination adverse to the patent would not be detrimental to the Company’s ability to market its products, but could be detrimental to the collection of licensing fees based upon this patent.

On April 16, 2007, VCode and VData filed a patent infringement case in the Eastern District of Texas against Cognex relating to United States Patent No. 5,331,176.  Cognex moved to transfer venue from Texas to Minnesota.  VData’s brief to this motion was filed on May 18, 2007, with a hearing scheduled for August 8, 2007. On August 3, 2007 the judge denied Cognex’s motion to transfer.  Cognex has counterclaimed for non-infringement and invalidity.  Due to the recent nature of the case, the Company cannot render an opinion at this time with respect to the outcome of these actions.
VCode joined with VData as Plaintiffs in patent enforcement litigation filed on August 21, 2007, against Data Logic, Inc., Hand Held Products, Inc. and Siemens Energy and Automation, Inc. in the United States District Court for the District of Texas alleging violations of the Company’s Patent No. 5,331,176. An agreement has been reached with Hand Held Products, Inc. but due to the recent settlement, limited information is available. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.
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
We Have a History of Operating Losses
We have a history of operating losses that were a substantial factor in the Company having been twice placed in bankruptcy. Once from October 1995 through October 1999 and again from February 2005 through August 2006. To halt the continuation of these losses, we are developing new products, entering new markets and developing strategic alliances to grow revenue. There can be no assurance that we will be successful in these efforts, and even if we are, whether we can become profitable. Unless revenues increase significantly or the Company receives a significant cash infusion in addition to payment of the balance of The Matthews Group obligation, the Company may not have sufficient cash to continue operations beyond fiscal 2008 and may be forced to cease operations.
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
Competition in the Asian Market
The Company currently relies heavily on its sales to the Asian markets. The cross-licensing agreement we executed with Mitsubishi that allowed for our emergence from bankruptcy and rights to use the Mitsubishi EDAC Technology, gave Mitsubishi a license to our VeriCode® Technology that may result in increased competition. We believe competition in the Machine Readable Information and symbology sector, coupled with the strain on our relationships with our licensees and distributors while we were in bankruptcy may continue to impact future sales.

Dependence on The Matthews Group
The Company has traditionally been dependent on The Matthews Group for its financial support. Unless revenues increase significantly, management believes additional monies above the stock subscription obligation described in our financial statements will be required in the future. The Company cannot guarantee going forward that The Matthews Group will continue to provide additional funding or that the Company will be able to obtain financing from another source to meet those needs.
Ability to Obtain Access to Capital
Due to the Company’s prior bankruptcies and history of losses, the Company’s ability to raise funds, may be difficult. The Company may need to raise additional capital for the development or marketing of new products. If the Company cannot raise such capital, or if the cost of such capital is too high, we may be unable to successfully develop and launch new products.
Effect of the Bankruptcy
The Company having been in bankruptcy has made it difficult for the Company to establish new trade credit relationships with both vendors and customers. Although the Company believes it will restore its credibility going forward, the lack of trade credit could impair the Company’s ability to grow and implement its plans.
Competition
Our VeriCode® and VSCode™ Matrix Symbologies compete with alternative machine-readable codes such as conventional bar code systems, including UPC, EAN Code 39 and Code 49; and, alphanumeric systems such as OCR-A, OCR-B, PDF-417, Data Matrix and many others. Competitors offering alternative symbologies include numerous well capitalized private and publicly traded companies who offer a wide variety of bar code systems and solutions, as well as, alternative product solutions such as Radio Frequency Identification (RFID) and Global Positioning Satellite (GPS) technology. Our competitors include but are not limited to: Intermec (NYSE: IN); Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI); Motorola Inc (NYSE: MOT); and, Zebra Technologies Corporation (NASDAQ: ZBRA). These companies have more resources than the Company, already have a strong customer base, and their products are widely used in the market place. Competition from such companies may further reduce the future level of demand for the Company’s products and/or the Company’s future margins of profit.
Effect of Bonus
On February 6, 2007, the Company authorized a $300,000 bonus to Van Tran, a Director and the Chief Executive Officer of the Company (CEO). The bonus is payable in either cash or stock equivalents to be determined at the sole discretion of the CEO. If the CEO elects to receive such bonus in the form of restricted stock, the stock price to be used to calculate the number of shares of restricted stock will be the closing market price on February 6, 2007, of $1.15 per share. The timing of the bonus payment, either as partial payment or payment in full and the form of the bonus is at the sole discretion of the CEO. The liability for the bonus is recorded based on the greater of $300,000 or the value of the shares the CEO is entitled to receive based on the closing balance sheet date stock price. As of September 30, 2007, $117,000 of the bonus was paid in cash to the CEO. The remaining accrued bonus was $183,000.

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
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB for the quarter ended September 30, 2007 to be signed on its behalf by the undersigned thereunto duly authorized on the November 14, 2007.

Veritec, Inc.

/s/ Van Thuy Tran

Van Thuy Tran, Chief Executive Officer

/s/ Gerald Fors

Gerald Fors, Chief Financial Officer

EXHIBIT INDEX

*3(i)	Restated Articles of Incorporation of Veritec, Inc. (filed as exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, and incorporated herein by reference).

*3(ii)	Bylaws of Veritec, Inc. (filed as exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, and incorporated herein by reference).

*13(a)	Form 10-KSB for the period ended June 30, 1999, filed on October 13, 1999, and is incorporated herein by this reference.

*14.	Code of Ethics of Veritec, Inc. (filed as exhibit 14 to Veritec’s Annual Report on Form 10KSB for the year ended June 30, 2007, and incorporated herein by reference).

31.	CEO/CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

32.	Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
        With respect to the documents incorporated by reference to this Form 10-QSB, Veritec’s Commission File Number is 0-15113.

*	As Previously Filed