Form 10QSB
period 2007-12-31
VERITEC INC
filed 2008-02-14
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
For the quarterly period ended December 31, 2007

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of December 31, 2007, the Company had:

Number of Shares of Common Stock

15,113,088
Transition Small Business Disclosure Format (check one): Yes ☐ No ☑

FORM 10-QSB
VERITEC, INC.

 ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERITEC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS

Current Assets:
Cash	$330,444	$790,089
Accounts receivable, net	41,856	11,927
Note receivable from RBA, net	125,000	78,516
Inventories	20,015	26,213
Prepaid expenses	12,650	27,325

Total Current Assets	529,965	934,070

Property and Equipment, net	95,661	88,005
Software License, net	66,981	83,333
Patent Costs	18,756	18,756

Total Assets	$711,363	$1,124,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$47,148	$56,072
Accrued expenses	202,033	405,074

Total Current Liabilities	249,181	461,146

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,113,088 and 15,096,088 shares issued	151,131	150,961
Subscription receivable	(90,322)	(193,876)
Additional paid-in capital	13,650,616	13,575,926
Accumulated deficit	(13,250,243)	(12,870,993)

Total Stockholders’ Equity	462,182	663,018

Total Liabilities and Stockholders’ Equity	$711,363	$1,124,164

See notes to condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2007	2006
Revenues:
Infringement	$445,349	$402,264
Other	138,078	92,569

Total Revenues	583,427	494,833

Cost of Sales	54,805	10,428

Gross Profit	528,622	484,405

Operating Expenses:
Selling, general and administrative	317,027	392,577
Research and development	150,313	107,491

Total Operating Expenses	467,340	500,068

Income (Loss) from Operations	61,282	(15,663)

Interest income	5,498	7,770

Net Income (Loss)	$66,780	$(7,893)

Income (Loss) Per Common Share
Basic and Diluted	$0.00	$(0.00)

See notes to condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended December 31,
	2007	2006
Revenues:
Infringement	$445,349	$661,928
Other	208,292	191,897

Total Revenues	653,641	853,825

Cost of Sales	85,692	15,538

Gross Profit	567,949	838,287

Operating Expenses:
Selling, general and administrative	671,963	724,057
Research and development	290,276	194,895

Total Operating Expenses	962,239	918,952

Loss from Operations	(394,290)	(80,665)

Other Income:
Interest income	14,055	16,507
Gain on sale of property and equipment	985	—

Total Other Income	15,040	16,507

Net Loss	$(379,250)	$(64,158)

Loss Per Common Share
Basic and Diluted	$(0.03)	$(0.00)

See notes to condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(379,250)	$(64,158)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	15,094	4,195
Amortization of software license	16,352	—
Stock based compensation	39,853	83,382
Interest income added to note receivable from RBA	(5,284)	—
Services applied to reduce note receivable from RBA	57,750	—
Gain on sale of property and equipment	(985)	—
Reverse allowance for note receivable from RBA	(48,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(29,929)	40,062
Inventories	6,198	(4,116)
Prepaid expenses	14,675	(1,000)
Accounts payables and accrued expenses	(184,515)	(97,401)

Net cash used by operating activities	(498,041)	(39,036)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on note receivable	(50,950)	(100,000)
Proceeds from sale of property and equipment	985	—
Purchases of equipment	(22,750)	(23,833)
Purchases of software license	—	(100,000)

Net cash used by investing activities	(72,715)	(223,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on subscription receivable (including $7,557 interest credited to additional paid-in capital)	111,111	—

NET DECREASE IN CASH	(459,645)	(262,919)
CASH AT BEGINNING OF PERIOD	790,089	898,424

CASH AT END OF PERIOD	$330,444	$635,505

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$27,450	$—
Applied accrued expenses and prepayment on subscription receivable to subscription receivable	$—	$111,111
Purchase of assets of Secure Environments, Inc. included in year end accrued expenses	$—	$6,296
See notes to condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARY
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-KSB as of and for the year ended June 30, 2007. The Condensed Consolidated Balance Sheet at June 30, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.
The accompanying condensed consolidated financial statements include the accounts of Veritec and VCode. All inter-company transactions and balances were eliminated in consolidation.
C. NATURE OF BUSINESS
The Company is primarily engaged in the development, marketing, and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. The Company’s encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enable automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. Veritec has also developed a Secured Identification System based upon its proprietary VSCode™ and VeriCode® Symbology. The Company’s Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual’s unique identity. In addition to its United States patents, the Company holds patents in Europe (German Patent No. 69033621.7; French Patent No. 0438841; and Great Britain Patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for uses of its Multi-Dimensional Matrix Symbology.
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
Infringement revenue has been the primary source of revenue for the Company in recent periods. Patents 4,924,078 and 5,612,524, which are the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office and are the subject of a declaratory judgment action seeking to declare the patents invalid. All infringement actions of these patents have been suspended pending the outcome of these proceedings. Furthermore, the patents expired in November 2007. Therefore revenues from patent infringement claims will be significantly reduced or cease dependent upon the outcome of the patent re-exams. Should the patents be upheld, the Company will have an additional period of time in which to pursue infringers. If not, the infringement revenue from the patents 4,924,078 and 5,612,524 will cease.
During 2007, VCode and VData filed several infringement complaints against alleged infringers of the 5,331,176 patent. For the six months ended December 31, 2007, the first infringement complaint of patent 5,331,176 was settled and the Company received proceeds totalling $195,349.
D. SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition:
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, and identification card revenue (collectively, other), and infringement revenue. Revenues from licenses, hardware, and identification cards are recognized when the product is shipped and all required payment terms have been completed. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer’s hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.
The process for identification cards begins when a customer requests, via the Internet, an identification card. The card is reviewed for design and placement of the data, printed and packaged for shipment. At the time the identification cards are shipped and the customer has met the required payment terms, revenue is recognized.
The Company receives infringement revenue under its Exclusive License Agreement with VData. The Exclusive License Agreement with VData provides that all expenses related to the enforcement and licensing of the patents is the responsibility of VData. The Company and VData share the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue is recognized at the time it is received. None of the infringement revenue is refundable to any party once received.
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

Income Taxes
The Company’s adoption on July 1, 2007, of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)”, did not have a significant impact on the Company’s consolidated financial position, results of operations, and cash flows.
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
The weighted average shares outstanding were 15,113,088 and 15,078,598 for the three months ended December 31, 2007 and 2006, respectively. The weighted average shares outstanding were 15,104,958 and 15,078,598 for the six months ended December 31, 2007 and 2006, respectively. Potentially dilutive instruments include stock options and preferred stock. For the six months ended December 31, 2007, stock options (252,749 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share. For the three months and six months ended December 31, 2006, stock options (202,000 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share.
Diluted net income per common share for the three months ended December 31, 2007, was computed as follows:

Net income	$66,780

Weighted average shares outstanding	15,113,088
Incremental shares from assumed exercise or conversion of dilutive instruments:
Options	18,007
Preferred Stock	10,000

Shares outstanding — diluted	15,141,095

Income per common share — diluted	$0.00

F. GOING CONCERN
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying condensed consolidated balance sheet, the Company has lost $13,250,243 from inception to December 31, 2007. At December 31, 2007, the Company has $280,784 of working capital and stockholders’ equity of $462,182. The Company has been dependent on The Matthews Group, a related party, to meet its operating needs. Through December 31, 2007, The Matthews Group has funded $1,907,407 of the original $2,000,000 subscription receivable. These matters raise substantial doubt that the Company will be able to continue as a going concern. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations beyond fiscal 2008. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.
G. STOCK-BASED COMPENSATION
The Company has agreements with certain employees and consultants that provide up to five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. At December 31, 2007, the Company has commitments under these agreements to grant options for 45,000 shares of the Company’s common stock for the remaining six months in fiscal year 2008, 77,000 shares each fiscal year for 2009 through 2010, and 47,000 shares in fiscal 2011, totaling 246,000 options.

A summary of outstanding stock options is as follows:

	Number of	Weighted — Average
	Shares	Exercise Price
Outstanding at June 30, 2007	156,666	$1.03
Granted	99,000	$0.56
Forfeited	(2,917)	$0.51

Outstanding at December 31, 2007	252,749	$0.85

The weighted-average remaining contractual life of stock options outstanding at December 31, 2007 is 4.9 years.
The weighted-average fair value of options granted for the three months ended December 31, 2007 and 2006 was $0.50 and $0.28, respectively. Stock-based compensation expense was $30,087 and $9,880 during the three months ended December 31, 2007 and 2006, respectively. Stock-based compensation expense was $39,853 and $75,882 during the six months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $18,287 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next two quarters.
The Company has an agreement with an employee to issue 2,000 shares of the Company’s common stock each year for fiscal 2008 through 2011.
The Board of Directors had authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. At December 31, 2007, stock and stock options totaling 601,249 have been committed under this authorization.
H. NOTE RECEIVABLE
In June 2007, the Company provided a $125,000 line of credit bearing interest at 10% to RBA. RBA had borrowed the maximum of $125,000. For the six month period ended December 31, 2007, the note had been reduced by services performed by RBA, net of interest, totaling $50,950, which was re-loaned in November 2007 to RBA once again maximizing the line of credit. On January 24, 2008, the Company received a certified check from RBA totaling $126,062. The check paid the outstanding balance of the note receivable issued to RBA in June 2007, which was comprised of principal and interest totaling $125,000 and $1,062, respectively. This note had been collateralized by assets of RBA. For the three and six month periods ended December 31, 2007, the Company recognized income of $48,000 from the reversal of the June 30, 2007 allowance for this note receivable.
I. SUBSCRIPTION RECEIVABLE
The Matthews Group, in the past, has made prepayments against the Company’s subscription receivable. These prepayments were nonrefundable and noninterest bearing. The prepayment on the subscription receivable was applied against the subscription receivable during the six months ended December 31, 2006.

J. OTHER SIGNIFICANT EVENTS
In November 2006, the Company entered into an agreement with a manufacturing company to design and develop a line of readers to overcome the Company’s dependence on outside suppliers. In Phase One of the project, a proto-type cell phone reader designed by the manufacturing company was evaluated and accepted. Phase Two of the project requires the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies. The agreement required a deposit of $30,000 and payments of $30,000 for each of the four defined milestones with the total project cost not to exceed $150,000. To date the Company has made the required deposit of $30,000, a $20,000 advance and accrued another $95,000 for a total cost of $145,000 against the maximum expenditure of $150,000. In January 2008, the project was halted and a certified letter was sent demanding immediate repayment of the deposit and money advanced to the manufacturing company, which totaled $50,000, as a result of the manufacturing company’s inability to complete the project. The manufacturer has since contacted the Company and negotiations have begun. Payments under this agreement are recorded as research and development expense as the service is provided.
On February 6, 2007, the Company authorized a $300,000 bonus to Van Tran, a Director and the Chief Executive Officer of the Company (CEO). The bonus was to be payable in either cash or stock equivalents to be determined at the sole discretion of the CEO. If the CEO elected to receive such bonus in the form of restricted stock, the stock price to be used to calculate the number of shares of restricted stock would be the closing market price on February 6, 2007, of $1.15 per share. The timing of the bonus payment, either as partial payment or payment in full and the form of the bonus was at the sole discretion of the CEO. The liability for the bonus was recorded based on the greater of $300,000 or the value of the shares the CEO was entitled to receive based on the closing balance sheet date stock price. As of December 31, 2007, the final cash payment of $183,000 was issued to the CEO bringing the total amount of bonus payments to $300,000.
In August 2007, the Company entered into an agreement with a consultant to purchase certain intellectual property. The agreement requires the Company to make a $25,000 payment once it has been proven that the intellectual property is patentable. It also requires the Company to issue 60,000 shares of the Company’s common stock to the consultant once one or more patents have been issued. At December 31, 2007, the intellectual property information has been submitted to the Company’s patent attorney and is being reviewed for patentability.
K. RECENTLY ISSUED ACCOUNTING STANDARD
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended), Including an Amendment of SFAS No. 115,” which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS No. 159 will be effective for the Company beginning fiscal year 2009. Management is currently evaluating if it will elect the fair value option for any of the Company’s eligible financial instruments.
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
Critical Accounting Policies
Revenue Recognition
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, and identification card revenue (collectively, other), and infringement revenue. Revenues from licenses, hardware, and identification cards are recognized when the product is shipped and all required payment terms have been completed. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer’s hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.
The process for identification cards begins when a customer requests, via the Internet, an identification card. The card is reviewed for design and placement of the data, printed and packaged for shipment. At the time the identification cards are shipped and the customer has met the required payment terms, revenue is recognized.
The Company receives infringement revenue under its Exclusive License Agreement with VData LLC (VData). VData is a wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG). The Exclusive License Agreement with VData provides that all expenses related to the enforcement and licensing of the patents is the responsibility of VData. The Company and VData share the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue is recognized at the time it is received. None of the infringement revenue is refundable to any party once received.
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
Nature of Business
The Company is primarily engaged in the development, marketing, and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. The Company’s encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enable automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. Veritec has also developed a Secured Identification System based upon its proprietary VSCode™ and VeriCode® Symbology. The Company’s Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual’s unique identity. In addition to its United States patents, the Company holds patents in Europe (German Patent No. 69033621.7; French Patent No. 0438841; and Great Britain Patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for uses of its Multi-Dimensional Matrix Symbology.
The Company also seeks fees from the enforcement and licensing of it patents under its Exclusive License Agreement with VData. These fees have been a primary source of revenue for the Company. Patents 4,924,078 and 5,612,524, which are the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office and are the subject of a declaratory judgment action seeking to declare the patents invalid. All infringement actions of these patents have been suspended pending the outcome of these proceedings. Furthermore, the patents expired in November 2007. Therefore revenues from patent infringement claims will be significantly reduced or cease dependent upon the outcome of the patent re-exams. Should the patents be upheld, the Company will have an additional period of time in which to pursue infringers. If not, the infringement revenue from the patents 4,924,078 and 5,612,524 will cease.
During 2007, VCode and VData filed several infringement complaints against alleged infringers of the 5,331,176 patent. For the six months ended December 31, 2007, the first infringement complaint of patent 5,331,176 was settled and the Company received proceeds totalling $195,349.
Business Strategy
The Company’s strategy is to focus on sales and marketing of our four main products, PhoneCodes©, Bio-ID and stored-value cards, Time and Attendance and Products Identification and tracking.
The Company has developed software products, which will allow individuals or companies to receive or distribute gift certificates, tickets, coupons, receipts, or banking transactions using the VeriCode® technology via wireless phone or PDA. TicketCode© was introduced to the market in August 2007. The Company is negotiating with several teams for the use of TicketCodes© for the upcoming baseball season and has held discussions with several other companies for use of the other PhoneCodes© products.

In the first six months of fiscal 2008, the Company sold its first ID card printing system to an Indian tribe living in the U.S. that frequently crosses the U.S./Canadian border. The card printing system allows the Indian tribe to produce identification cards that enable them to enroll tribal members and their descendants and to act as a supplement to U.S. passports. The ID cards include the individual’s picture and the individual fingerprint is stored inside our 2-D barcode called the VSCode™, a unique and secure data storage “container” that we believe has been designed to not be hacked. The Company is having discussions with several other Indian tribes (and countries) for use of this ID card printing system.
In 2006, the Company entered into an ISO agreement with RBA International and West Coast Bank of Oregon and University National Bank of Minnesota to introduce the banks debit card program as well as our private label V$C debit cards. The Company received approval from Visa to market its non-embossed, instant-issue debit card in 2007. The Company has a marketing plan to launch the debit card products in 2008 with its participant banks using RBA’s software platform.
The Time and Attendance Software is a user-friendly program that includes our card maker and card reader software to produce and to read the bio-ID cards as well as keeping track of individual time and attendance. Our time and attendance Bio-ID card has a picture on the front of the card and a 2-D barcode, VSCode™, storing the individual unique fingerprint minutiae along with any additional information the employer may request. The Company has beta-tested, over the last few months, and sold the first system in December 2007, and believes it is now ready to market.
Identification and tracking of manufactured products using the Company’s VeriCode® has been used in the LCD business for many years. Sales of this product have been focused in the Far East; however, the Company had discussions with U.S. companies and believes a U.S. market can be developed.
The Company believes that 2-dimensional matrix symbology with large data capacity, high security, and low cost can become the product of choice in the future. Our plans are to continue focusing on product improvements, sales, and marketing of our four primary market products.
On November 26, 2007, in Milan, Italy, Veritec was the proud recipient of the ID People Hall of Fame Award. The ID award is presented to an individual who has epitomized the spirit of enterprise and leadership during their career in the auto ID community.
Results of Operations — December 31, 2007 compared to December 31, 2006
Revenues
Revenues of $583,427 for the three months ended December 31, 2007 compared to $494,833 for the three months ended December 31, 2006, increased by $88,594. For the six months ended December 31, 2007 and December 31, 2006, respectively revenue totaled $653,641 and $853,825, a difference of $200,184.
For the three months ended December 31, 2007, other revenue was $138,078 compared to $92,569 for the three months ended December 31, 2006. For the three months ended December 31, 2007, license sales increased $26,258 compared to the three months ended December 31, 2006 and an increase of $15,922 in hardware sales from the sale of an ID Card Printing System in October 2007. The Company is continuing to see soft software license and hardware sales from our Far East distributors. The primary reason is that other companies competing with our distributors have been able to improve their hardware to be equivalent or superior to the hardware of our distributors, thus taking away an advantage our distributors once enjoyed. A second reason is the volatility of sales to Veritec’s distributors who primarily service the LCD market. Revenues from this market are unpredictable as they are generated when customers open new production facilities or update production equipment.
During the six months ended December 31, 2007, the Company completed the first sales of our Card Printing Systems for ID cards and Time and Attendance Software, which both include our VSCode™ with biometric identification. For the six months ended December 31, 2007, other revenue increased $16,395 compared to other revenue for the six months ended December 31, 2006. The reason for the increase was the sale of two card printing systems and a seasonal increase in Secure ID cards totaling $23,848 less a decline in license sales of $7,453. We are continuing to seek new opportunities to grow revenue. We believe our new product, PhoneCodes©, will be providing revenue to the Company in the coming months along with continued sales of our ID Card Printing System and Time and Attendance Software.

For the three months ended December 31, 2007 and 2006, infringement revenue was $445,349 and $402,264, respectively. For the six months ended December 31, 2007 and 2006, the Company recognized infringement revenues of $445,349 and $661,928, respectively, through its relationship with VData. The Company recognizes infringement revenues upon the completion of all required terms under the agreement with VData and when collection is assured. Patent nos. 4,924,078 and 5,612,524, which are the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office and are the subject of a declaratory judgment action seeking to declare the patents invalid. All infringement actions of these patents have been suspended pending the outcome of these proceedings. Furthermore, the patents expired in November 2007. Therefore revenues from patent infringement claims will be significantly reduced or cease dependent upon the outcome of the patent re-exams. Should the patents be upheld, the Company will have an additional period of time in which to pursue infringers. If not, the infringement revenue from the patents 4,924,078 and 5,612,524 will cease.
For the six months ended December 31, 2007 and December 31, 2006, infringement revenue from patents 4,924,078 and 5,612,524 was respectively $250,000 and $661,928. The remaining infringement revenue for the six months ended December 31, 2007 was the result of the Company’s settlement totaling $195,349 from patent 5,331,176.
Cost of Sales
Cost of sales was $54,805 for the three months ended December 31, 2007, compared to $10,428 for the same period in 2006, an increase of $44,377. The increase in cost of sales was a result of monthly charges totaling $28,875 for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased from RBA in December 2006 and the remaining cost of $15,502 primarily resulted from the ID Card Printing System and several readers sold during the quarter. The charges for a designated site and maintenance service of a computer database will continue to result in higher cost of sales and lower margins until such time as the revenue generated from this expense becomes significant. There is no cost associated with infringement revenue.
Cost of sales for the six months ended December 31, 2007 and 2006, were $85,692 and $15,538, respectively, a difference of $70,162. Of this difference, $57,750 is a result of charges for the designated site and maintenance services of a computer database to store information in conjunction with our ISO license. The remaining amount totaling $12,412 is primarily the cost of the ID Card Printing System and several readers that were sold.
Selling General and Administrative
Selling, general and administrative expenses were $317,027 for the three months ended December 31, 2007, versus $392,577 for the three months ended December 31, 2006, a decrease of $75,550 or 19%. The decrease was the result of: 1) the Company granting stock options to an employee and a consultant at a cost of $30,087 for the three months ended December 31, 2007, an increase of $20,207 over the three months ended December 31, 2006; 2) amortization costs of the software license totaling $8,333 for the three months ended December 31, 2007 compared to $0 for the three months ended December 31, 2006; 3) the Company decreased SG&A expense by reducing consultant cost by $10,810, health insurance benefits by $12,239 and outside accountant fees by $36,900 for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 and 4) the Company reversed its reserve for a note receivable from RBA by $48,000 for the three months ended December 31, 2007.

Selling, general and administrative expenses were $671,963 for the six months ended December 31, 2007, versus $724,057 for the six months ended December 31, 2006, a decrease of $52,094 or 7%. For the six months ended December 31, 2007 compared to December 31, 2006, the Company reduced stock option expense by $43,529, reversed its reserve for a note receivable from RBA by $48,000, the cost of consultants by $21,353, health insurance benefits by $14,529 for a total of $127,411. These reductions were offset by the Company’s increased cost of outside accountants by $29,261, depreciation expense by $10,584, travel and trade shows by $9,068, additional staffing by $5,762 and amortization expense of the software license by $16,667 for total increases of $71,342.
Research and Development
Research and development expense of $150,313 for the three months ended December 31, 2007, increased by $42,822 over the three months ended December 31, 2006 or 40%. The increase was a result of the Company accruing expense of $45,000 towards the design and development of readers. To date the Company has expensed $145,000 towards the contract with a manufacturing firm for the design and development of readers. The contract with the manufacturing firm has a fixed maximum expenditure of $150,000.
Research and development expense was $290,275 for the six months ended December 31, 2007, versus $194,895 for the six months ended December 31, 2006, an increase of $95,380 or 49%. The increase was a result of the Company adding additional staffing of $13,000, and accruing expense of $95,000 towards the design and development of our own line of readers. The Company also expensed $20,000 for the six months ended December 31, 2007, for the design and development of a banking kiosk and $15,000 for the development of the time and attendance software. Therefore for the six months ended December 31, 2007 compared to December 31, 2006, the Company had increased spending of $143,000. This increase was offset by reduced costs of engineering consultants by $48,000 compared to the six months ended December 31, 2006.
Liquidity and Capital Resources
The Company has relied on The Matthews Group for funding. Through December 31, 2007, The Matthews Group has funded $1,907,407, of the original $2,000,000 stock subscription receivable.
As of December 31, 2007 and 2006, the Company has recognized licensing revenue of $445,349 and $661,928, respectively, through its relationship with VData. This license revenue should not be viewed as unlimited and is likely to decline or cease in the near future considering the potential adverse determination in regard to the Patent Reexaminations or the Declaratory Judgment being sought by Cognex of patents 4,924,078 and 5,612,524.
The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations beyond fiscal 2008 and that the Company will need to significantly increase its revenue or receive a significant infusion of cash to continue operations, in addition to payment of the balance of The Matthews Group stock subscription receivable. At this time, the Company has not received any firm commitments from any investor to make a cash investment in the Company and there is substantial doubt whether the Company will be able to continue as a going concern.
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
Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. This case has been dismissed.
On March 13, 2006, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that Vcode’s United States Patent No. 5,612,524 is not valid or enforceable against Cognex Corporation. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff’s allegations and claims for damages, injunctive relief, attorney’s fees, and costs. A counterclaim was also filed for infringement of United States Patent No. 5,612,524. A summary hearing on this case was heard in December 2007. At this time a decision has not been rendered. This case was originally scheduled for trial in January 2008 but has been postponed until a later date.
On April 6, 2006, the U.S. Patent and Trademark Office granted a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 5,612,524.  A response on behalf of the Company rebutting the allegations in the Request for Reexamination was filed with the U.S. Patent and Trademark Office. In December 2007, the Company received a determination by the U.S. Patent and Trademark Office stating that some of the claims in the patent were patentable and others were being rejected. The Company will be submitting a rebuttal against the decision in February 2008. Legal counsel has advised that a preemptive filing of such a request for Ex Parte Reexamination is commonplace in the enforcement areas of patent law and practice.  The Company believes that when the final determination occurs, even if the determination is adverse to the patent, it would not be detrimental to the Company’s ability to market its products, but will be detrimental to the collection of licensing fees based upon this patent.
On May 23, 2006, Vcode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants’ Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into an agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants’ Credit Guide Co., have filed responsive pleadings in the action. PNY Technologies, Inc. has counterclaimed with allegations of non-infringement, invalidity, and inequitable conduct and is seeking attorney’s fees and costs. Defendant Aetna, Inc. filed a Motion to Dismiss and a Motion for Rule 11 Sanctions. The Court denied both of Aetna’s motions. Defendant Merchant’s Credit Guide Co. filed a Motion to Stay Alternative Motion for Sanctions. The Court granted Merchants’ Motion to Stay and the case is currently stayed pending reexamination of the patents. This case has not been set for trial.

On October 26, 2006, a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 4,924,078 was made.  On January 17, 2007, the reexamination for United States Patent No. 4,924,078 was ordered. Legal counsel has advised that a preemptive filing of such a request for Ex Parte Reexamination is commonplace in the enforcement areas of patent law and practice. The Company believes that a determination adverse to the patent would not be detrimental to the Company’s ability to market its products, but will be detrimental to the collection of licensing fees based upon this patent.
On April 16, 2007, Vcode and VData filed a patent infringement case in the Eastern District of Texas against Cognex relating to United States Patent No. 5,331,176.  Cognex has counterclaimed for non-infringement and invalidity.  Due to the recent nature of the case, the Company cannot render an opinion at this time with respect to the outcome of these actions.
Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on August 21, 2007, against Data Logic, Inc., Hand Held Products, Inc. and Siemens Energy and Automation, Inc. in the United States District Court for the District of Texas alleging violations of the Company’s Patent No. 5,331,176. Hand Held Products, Inc. has entered into an agreement with the Company and the case as to that defendant was dismissed. No opinion can be rendered at this time with respect to the outcome of this action as to the remaining defendants.
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
Cash Shortfall; Going Concern
The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations beyond fiscal 2008 and that the Company will need to significantly increase its revenue or receive a significant infusion of cash to continue operations, in addition to payment of the balance from The Matthews Group stock subscription receivable. At this time, the Company has not received any firm commitments from any investor to make a cash investment in the Company and there is substantial doubt whether the Company will be able to continue as a going concern.
We Have a History of Operating Losses
We have a history of operating losses that were a substantial factor in the Company having been twice placed in bankruptcy. Once from October 1995 through October 1999 and again from February 2005 through August 2006. In an effort to halt the continuation of these losses, we are developing new products, entering new markets and developing strategic alliances to grow revenue. There can be no assurance that we will be successful in these efforts, and even if we are, whether we can become profitable.
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

Continuing Licensing Revenues from VData and Intellectual Property
The Company has been dependent on VData for a significant portion of its revenue. In the event of an adverse determination either with regard to the Patent Reexaminations or the Declaratory Judgment being sought by Cognex, our future ability to obtain licensing fees for the 4,924,078 and 5,612,524 patents would cease. In addition to Cognex, future challenges of our intellectual property could be made by other claimants. Our business would be materially impacted in the event such claims are raised and ruled against us.
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
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB for the quarter ended December 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized on the February 14, 2008.

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