Form 10QSB
period 2008-03-31
VERITEC INC
filed 2008-05-15
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
For the quarterly period ended March 31, 2008

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

FORM 10-QSB
VERITEC, INC.
 ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERITEC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash	$402,630	$790,089
Accounts receivable, net	28,681	11,927
Note receivable from RBA, net	—	78,516
Inventories	19,853	26,213
Prepaid expenses	12,650	27,325

Total Current Assets	463,814	934,070

Property and Equipment, net	89,770	88,005
Software License, net	58,333	83,333
Patent Costs	43,756	18,756

Total Assets	$655,673	$1,124,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$28,624	$56,072
Accrued expenses	239,385	405,074

Total Current Liabilities	268,009	461,146

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,113,088 and 15,096,088 shares issued	151,131	150,961
Subscription receivable	(36,579)	(193,876)
Additional paid-in capital	13,668,636	13,575,926
Accumulated deficit	(13,396,524)	(12,870,993)

Total Stockholders’ Equity	387,664	663,018

Total Liabilities and Stockholders’ Equity	$655,673	$1,124,164

See notes to condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Other	$317,244	$171,015
Infringement	—	1,105,966

Total Revenues	317,244	1,276,981

Cost of Sales	38,635	24,191

Gross Profit	278,609	1,252,790

Operating Expenses:
Selling, general and administrative	300,443	709,070
Research and development	127,062	95,716

Total Operating Expenses	427,505	804,786

Income (Loss) from Operations	(148,896)	448,004

Interest income	2,615	15,193

Net Income (Loss)	$(146,281)	$463,197

Income (Loss) Per Common Share
Basic and Diluted	$(0.01)	$0.03

See notes to condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended March 31,
	2008	2007
Revenues:
Other	$525,537	$362,913
Infringement	445,349	1,767,894

Total Revenues	970,886	2,130,807

Cost of Sales	124,327	39,729

Gross Profit	846,559	2,091,078

Operating Expenses:
Selling, general and administrative	972,408	1,433,128
Research and development	417,338	290,611

Total Operating Expenses	1,389,746	1,723,739

Income (Loss) from Operations	(543,187)	367,339

Other Income:
Interest income	16,671	31,701
Gain on sale of property and equipment	985	—

Total Other Income	17,656	31,701

Net Income (Loss)	$(525,531)	$399,040

Income (Loss) Per Common Share
Basic and Diluted	$(0.03)	$0.03

See notes to condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(525,531)	$399,040
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	24,152	7,728
Amortization of software license	25,000	5,000
Stock based compensation	56,060	123,539
Interest income added to note receivable from RBA	(5,284)	(6,794)
Services applied to reduce note receivable from RBA	57,750	26,488
Gain on sale of property and equipment	(985)	—
Reverse allowance for note receivable from RBA	(48,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(16,754)	(1,898)
Inventories	6,360	(7,661)
Prepaid expenses	14,675	(46,000)
Accounts payables and accrued expenses	(165,687)	119,698

Net cash provided (used) by operating activities	(578,244)	619,140

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on note receivable	(50,950)	(400,000)
Proceeds from sale of property and equipment	985	—
Collection on note receivable from RBA	125,000	304,083
Purchases of equipment	(25,917)	(23,882)
Purchase of patent	(25,000)	—
Purchases of software license	—	(100,000)

Net cash provided (used) by investing activities	24,118	(219,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on subscription receivable (including $9,370 interest credited to additional paid-in capital)	166,667	55,556

NET INCREASE (DECREASE) IN CASH	(387,459)	454,897
CASH AT BEGINNING OF PERIOD	790,089	898,424

CASH AT END OF PERIOD	$402,630	$1,353,321

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$27,450	$—
Applied accrued expenses and prepayment on subscription receivable to subscription receivable	—	111,111
Purchase of assets of Secure Environments, Inc. included in year end accrued expenses	—	6,296
Purchase of property and equipment included in accounts payable	—	48,000
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-KSB as of and for the year ended June 30, 2007. The Condensed Consolidated Balance Sheet at June 30, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.
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
During 2007, VCode and VData filed several infringement complaints against alleged infringers of the 5,331,176 patent. For the nine months ended March 31, 2008, the first infringement complaint of patent 5,331,176 was settled and the Company received proceeds totaling $195,349.
D. SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition:
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, and identification card revenue (collectively, other), and infringement revenue. Revenues from licenses, hardware, and identification cards are recognized when the product is shipped and collection is reasonably assured. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer’s hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.
The process for identification cards begins when a customer requests, via the Internet, an identification card. The card is reviewed for design and placement of the data, printed and packaged for shipment. At the time the identification cards are shipped and collection is reasonably assured, revenue is recognized.
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
E. INCOME (LOSS) PER COMMON SHARE
Basic income (loss) per common share is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per common share, in addition to the weighted-average number of common shares outstanding determined for basic income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The weighted average shares outstanding were 15,113,088 and 15,078,598 for the three months ended March 31, 2008 and 2007, respectively. The weighted average shares outstanding were 15,107,648 and 15,078,598 for the nine months ended March 31, 2008 and 2007, respectively. Potentially dilutive instruments include stock options and preferred stock. For the three months and nine months ended March 31, 2008, stock options (282,749 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted loss per common share.
Diluted income per common share for the three months and nine months ended March 31, 2007, was computed as follows:

	Three Months	Nine Months

Net income	$463,197	$399,040

Weighted average shares outstanding	15,078,598	15,078,598
Incremental shares from assumed exercise or conversion of dilutive instruments:
Options	32,130	35,084
Preferred Stock	10,000	10,000

Shares outstanding — diluted	15,120,728	15,123,682

Income per common share — diluted	$0.03	$0.03

F. GOING CONCERN
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying condensed consolidated balance sheet, the Company has lost $13,396,524 from inception to March 31, 2008. At March 31, 2008, the Company has $195,805 of working capital and stockholders’ equity of $387,664. The Company has been dependent on The Matthews Group, a related party, to meet its operating needs. Through March 31, 2008, The Matthews Group has funded $1,962,963 of the original $2,000,000 subscription receivable. These matters raise substantial doubt that the Company will be able to continue as a going concern. The Company believes its cash and forecasted cash flow from operations may not be sufficient to continue operations through fiscal 2009. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

G. STOCK-BASED COMPENSATION
The Company has agreements with certain employees and consultants that provide up to five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is 15% below the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. At March 31, 2008, the Company has commitments under these agreements to grant options for 30,000 shares of the Company’s common stock for the remaining three months in fiscal year 2008, 77,000 shares each fiscal year for 2009 through 2010, and 47,000 shares in fiscal 2011, totaling 231,000 options.
A summary of outstanding stock options is as follows:

	Number of	Weighted – Average
	Shares	Exercise Price

Outstanding at June 30, 2007	156,666	$1.03
Granted	129,000	$0.49
Forfeited	(2,917)	$0.51

Outstanding at March 31, 2008	282,749	$0.79

The weighted-average remaining contractual life of stock options outstanding at March 31, 2008 is 4.8 years.
The weighted-average fair value of options granted for the three months ended March 31, 2008 and 2007 was $0.27 and $1.45, respectively. Stock-based compensation expense was $16,207 and $40,157 during the three months ended March 31, 2008 and 2007, respectively. Stock-based compensation expense was $56,060 and $123,539 during the nine months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $11,181 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next four quarters.
The Company has an agreement with an employee to issue 2,000 shares of the Company’s common stock each year for fiscal 2008 through 2011.
The Board of Directors had authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. At March 31, 2008, stock and stock options totaling 616,249 have been committed under this authorization.
H. NOTE RECEIVABLE
In June 2007, the Company provided a $125,000 line of credit bearing interest at 10% to RBA. RBA had borrowed the maximum of $125,000. For the nine month period ended March 31, 2008, the note had been reduced by services performed by RBA, net of interest, totaling $50,950, which was re-loaned in November 2007 to RBA once again maximizing the line of credit. On January 24, 2008, the Company received a certified check from RBA totaling $126,062. The check paid the outstanding balance of the note receivable issued to RBA in June 2007, which was comprised of principal and interest totaling $125,000 and $1,062, respectively. This note had been collateralized by assets of RBA. For the nine month period ended March 31, 2008, the Company recognized income of $48,000 from the reversal of the June 30, 2007 allowance for this note receivable.

I. SUBSCRIPTION RECEIVABLE
The Matthews Group, in the past, has made prepayments against the Company’s subscription receivable. These prepayments were nonrefundable and noninterest bearing. The prepayment on the subscription receivable was applied against the subscription receivable during the nine months ended March 31, 2007.
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
In August 2007, the Company entered into an agreement with a consultant to purchase certain intellectual property. The agreement requires the Company to make a $25,000 payment once it has been proven that the intellectual property is patentable. It also requires the Company to issue 60,000 shares of the Company’s common stock to the consultant once one or more patents have been issued. In January 2008, the Company’s patent attorney believed the intellectual property to be patentable and submitted the information to the patent office. The Company made the $25,000 payment on January 31, 2008.
In February 2008, the Company entered into an agreement with RBA International totaling $28,800 to investigate the feasibility of enhancing our PhoneCodes© technology to include the transmission of bank transactions. The analysis and requirements document, completed in April 2008, includes, the benefits, the risks and the system architecture and infrastructure requirements of the BankCode© project. Also included will be the plan and budget estimates of moving forward with the project.
K. RECENTLY ISSUED ACCOUNTING STANDARD
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (as amended)”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. SFAS No. 157 will be effective for the Company beginning fiscal year 2009. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurement of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Management is currently evaluating the impact SFAS No. 157 will have on the consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis or Plan of Operation
Business Overview
Our business is based on two-dimensional barcode technology covered by four United States patents. Our revenues come from license fees or product sales related to products based on our technology, as well as significant payments from patent infringement lawsuits.
Principal products
We have developed and are marketing the four main products described below: Product Identification and tracking products, Bio-ID/stored-value cards, Time and Attendance systems and products based on PhoneCodes© technology. Our plans are to continue focusing on product improvements, sales, and marketing of these product categories. Recently, the Company added additional independent sales representatives and distributors to assist us in the marketing of our new products: the PhoneCodes©, ID Card Printing Systems and the Time and Attendance Software. We believe these new products, along with the addition of new distribution outlets, will open up new opportunities for Veritec.
Product Identification. Our principal product to date has been a Product Identification system for identification and tracking of manufactured products using our VeriCode® barcode technology. This technology has been used in the LCD business for many years. Sales of this product have been focused in the Far East; however, the Company had discussions with U.S. companies and believes a U.S. market can be developed. The vast majority of our non-infringement revenue in recent periods has been derived from sales of these products. We recognize these revenues in the form of license fees, almost entirely from our customers in Asia.
Secure Bio-ID Cards and Stored-Value Cards. Secure Bio-ID cards present the cardholder’s picture, fingerprint minutia and other pertinent data that can be produced in either a soft or hard card material. The ID card, along with the individual’s picture and the VSCode™, offer a unique and secure method of identifying individuals. We have developed a number of products based on our technology; however, sales have been limited to date. In the first nine months of fiscal 2008, the Company sold its first ID card printing system to an Indian tribe living in the U.S. that frequently crosses the U.S./Canadian border. The card printing system, which produces the ID card inclusive of the individual’s picture and Veritec’s VSCode™, allows the Indian tribe to produce identification cards that enable them to enroll tribal members and their descendants and to act as a supplement to U.S. passports. The ID card includes the individual’s picture and a fingerprint, which is stored inside our 2-D barcode called the VSCode™, a unique and secure data storage “container” that we believe has been designed not to be hacked. In the three month period ended March 31, 2008, the Company has received additional commitments for orders and is having ongoing discussions with other Indian tribes (and countries) for use of this ID card printing system.
The VSCode™ is a derivative of the two-dimensional VeriCode® symbol with the ability to encrypt a greater amount of data by increasing data density. The VSCode™ offers a high degree of security, which can also be defined by the application requirements of the user. The VSCode™ symbol can hold any form of binary information that can be digitized, including numbers, letters, images, photos, graphics, the minutia for biometric information, including fingerprints, to the extent of its data storage capacity, that are likewise limited by the resolution of the marking and reading devices employed by the user. VSCode™ is ideal for bankcards and high security applications. Because the code is encrypted on the card it can be an independent portable database containing non-duplicative information that is unique to the individual owner of the bank account or credit card; or, the data can be verified through a central database while maintaining high security for the card issuer without the need of a PIN.
Time and Attendance Systems. We have recently introduced Time and Attendance system products, user-friendly systems that include our card maker and our proprietary card reader software to produce and to read our Bio-ID cards as well as keeping track of individual time and attendance. Our time and attendance Bio-ID card has a picture on the front of the card and a 2-D barcode, VSCode™, storing the individual unique fingerprint minutiae along with any additional information the employer may request. The Company has beta-tested, over the last few months, and sold the first system in December 2007, and believes it is now ready to market.

PhoneCodes© Products. We have developed a number of products based on our PhoneCodes© technology, but we have not derived revenues from these products to date. These software products will allow individuals or companies to receive or distribute gift certificates, tickets, coupons, receipts, or banking transactions using the VeriCode® technology via wireless phone or PDA. TicketCode© was introduced to the market in August 2007. The Company has had negotiations with several teams for the use of TicketCode© for the upcoming baseball season and with several other companies for use of the other PhoneCodes© products.
Patent Infringement Lawsuits and License Fees
In 2003, we assigned three of our four patents and associated rights to our subsidiary, Vcode. Vcode in turn entered into an Exclusive License Agreement with VData LLC (VData), a Illinois limited liability company unrelated to Veritec. The purpose of the Exclusive Licensing Agreement is to allow VData to pursue enforcement and licensing of the patents against parties who wrongfully exploit the technology of such patents. VData is the wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG) (collectively Acacia). The Exclusive License Agreement with VData provides that all expenses related to the enforcement and licensing of the patents is the responsibility of VData. The Company and VData share the net proceeds arising from the enforcement or licensing of the patents. The Company recognizes infringement revenues upon the completion of all required terms under the agreement with VData and when collection is assured. Proceeds from this arrangement are recorded as infringement revenue in the quarter the money was received. None of the infringement revenue is refundable to any party once received.
The two patents (nos. 4,924,078 and 5,612,524) that have been the subject of our major infringement claims in the past are currently being reexamined by the U.S. Patent and Trademark Office and are the subject of a declaratory judgment action seeking to declare the patents invalid. All infringement actions of these patents have been suspended pending the outcome of these proceedings. Furthermore, the patents expired in November 2007. Therefore revenues from patent infringement claims will be significantly reduced or cease dependent upon the outcome of the patent re-exams. Should the patents be upheld, the Company will have an additional period of time in which to pursue infringers. If not, the infringement revenue from these two patents will cease. During 2007, Vcode and VData filed several infringement complaints against alleged infringers of the third patent (no. 5,331,176) assigned to Vcode. In October 2007, the first infringement complaint relating to this patent was settled and we received proceeds totaling $195,349. As of May 2008, the infringement case of the third patent against Cognex has been dismissed without prejudice and proposed agreements with the other alleged infringers have been prepared and are awaiting signatures from all parties, which also dismisses the infringement claims without prejudice. By agreeing to dismiss without prejudice, the Company retains the possibility of pursuing infringement of the third patent at a later date.
Results of Operations — March 31, 2008 compared to March 31, 2007
Revenues
Revenues were $317,244 for the three months ended March 31, 2008, compared to $1,276,981 for the 2007 period, a decrease of $959,737. For the nine months ended March 31, 2008 revenues were $970,886, compared to $2,130,807 in the 2006 period, a decrease of $1,159,921.
For the three months ended March 31, 2008, the Company received no revenue from the infringement of our patents compared to $1,105,966 of infringement revenue for the 2007 period. There was no infringement revenue in the 2008 period because of the declaratory judgment action described above, causing a suspension of infringement actions relating to two of the patents assigned to Vcode. For the 2008 period, other revenue was $317,244 compared to $171,015 for the 2007 period. License revenues from product identification products increased by $150,890 in the 2008 period compared to 2007 as a result of expanded production in the LCD industry. Although the economy has been weak, the LCD industry has seen growth. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively high demand for product identification product licenses in the LCD industry.

For the nine months ended March 31, 2008, other revenue increased $162,624 compared to other revenue for the 2007 period. The increase primarily related to increased license revenues from product identification products, which increased $143,436 in the 2008 period. The sale of two card printing systems and a $8,736 increase in revenue from Secure ID cards also contributed to the increase. During the 2008 period, the Company completed the first sales of our Card Printing Systems for ID cards and Time and Attendance Software, which both include our VSCode™ with biometric identification.
For the nine months ended March 31, 2008, the Company recognized infringement revenues of $445,349 through its relationship with VData, compared to $1,767,894 for the 2007 period. For the 2008 period, infringement revenue from the two patents that expired in November 2007 was $250,000, compared to $661,928 for the 2007 period. The remaining infringement revenue for the 2008 period was the result of our settlement totaling $195,349 from the third patent.
Cost of Sales
Cost of sales was $38,635 for the three months ended March 31, 2008, compared to $24,191 for the 2007 period, an increase of $14,444. The increase reflected increased fees for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license. There is no cost associated with infringement revenue.
Cost of sales for the nine months ended March 31, 2008 and 2007, were $124,327 and $39,729, respectively, a difference of $84,598. Of this difference, $67,375 is a result of charges for the designated site and maintenance services of a computer database to store information in conjunction with our ISO license. The remaining amount totaling $17,223 is the cost of the ID Card Printing System and several readers that were sold.
Selling General and Administrative
Selling, general and administrative expenses were $300,443 for the three months ended March 31, 2008, versus $709,070 for the 2007 period, a decrease of $408,627. The difference was principally due to a $300,000 bonus to the Chief Executive Officer during the 2007 period. Other significant reductions of selling, general and administrative expenses for the 2008 period compared to the 2007 period include $23,950 stock option expense, $13,287 in lower health insurance premiums, a result of changing medical insurance providers, $41,440 less outside accounting fees, and $29,944 lower employee and consultant costs. The Company is continuing to review expenditures and reduce them when it is practical.
Selling, general and administrative expenses were $972,408 for the nine months ended March 31, 2008, versus $1,433,128 for the 2007 period, a decrease of $460,720. The difference was principally due to the $300,000 bonus to the Chief Executive Officer during the 2007 period. In addition, the Company reduced stock option expense by $67,479, reversed its reserve for a note receivable from RBA by $48,000, and reduced the cost of consultants and external accounting fees by $33,778 and $12,079, respectively for a total of $161,336.
Research and Development
Research and development expense of $127,062 for the three months ended March 31, 2008, increased by $31,346 over the 2007 period. The increase was principally a result of increasing engineering salary and benefit costs and increased cost of engineering consultants. In addition, in February 2008, the Company entered into an agreement with RBA International totaling $28,800 to investigate the feasibility of enhancing our PhoneCodes© technology to include the transmission of bank transactions, which was recorded as R&D expense.

Research and development expense was $417,338 for the nine months ended March 31, 2008, versus $290,611 for the 2007 period, an increase of $126,727. The increase was principally a result of $95,000 towards the design and development of our own line of readers. The Company also added engineering salary and benefit costs of $25,600 for better-qualified talent, more specific to the needs of the Company, and had expense of $20,000 for the 2008 period, for the design and development of a banking kiosk by RBA. For the nine months ended March 31, 2008, the Company paid RBA $28,800 to investigate the feasibility of enhancing our PhoneCodes© technology to include the transmission of bank transactions and $15,000 to the MESA company for the development of the time and attendance software. These increased costs were partially offset by reduced costs of engineering consultants by $45,400.
Liquidity and Capital Resources
The Company has relied on The Matthews Group for funding. Through March 31, 2008, The Matthews Group has funded $1,962,963, of the original $2,000,000 stock subscription receivable.
As of March 31, 2008 and 2007, the Company has recognized infringement revenue of $445,349 and $1,767,894, respectively, through its relationship with VData. This infringement revenue should not be viewed as unlimited and is likely to decline or cease in the near future considering the potential adverse determination in regard to the Patent Reexaminations or the Declaratory Judgment being sought by Cognex of patents 4,924,078 and 5,612,524.
The Company believes its cash and forecasted cash flow from operations may not be sufficient to continue operations through fiscal 2009, and the Company will need to significantly increase its revenue or receive a significant infusion of cash to continue operations, in addition to payment of the balance from The Matthews Group stock subscription receivable. At this time, the Company has not received any firm commitments from any investor to make a cash investment in the Company and there is substantial doubt whether the Company will be able to continue as a going concern. The Company is continuing to search for potential investors in conjunction with seeking other opportunities of obtaining financial support.
Critical Accounting Policies
Revenue Recognition
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, and identification card revenue (collectively, other), and infringement revenue. Revenues from licenses, hardware, and identification cards are recognized when the product is shipped and collection is reasonably assured. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer’s hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.
The process for identification cards begins when a customer requests, via the Internet, an identification card. The card is reviewed for design and placement of the data, printed and packaged for shipment. At the time the identification cards are shipped and collection is reasonably assured, revenue is recognized.
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
Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On April 6, 2006, the U.S. Patent and Trademark Office granted a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 5,612,524. A response on behalf of the Company rebutting the allegations in the Request for Reexamination was filed with the U.S. Patent and Trademark Office. In December 2007, the Company received a determination by the U.S. Patent and Trademark Office stating that some of the claims in the patent were patentable and others were being rejected. The Company submitted a rebuttal against the decision in February 2008. Legal counsel has advised that a preemptive filing of such a request for Ex Parte Reexamination is commonplace in the enforcement areas of patent law and practice. The Company believes that when the final determination occurs, even if the determination is adverse to the patent, it would not be detrimental to the Company’s ability to market its products, but will be detrimental to the collection of licensing fees based upon this patent.

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
On April 16, 2007, Vcode and VData filed a patent infringement case in the Eastern District of Texas against Cognex relating to United States Patent No. 5,331,176. Cognex has counterclaimed for non-infringement and invalidity. In April 2008, an agreement between the parties was reached to dismiss without prejudice the claim. The agreement leaves open the possibility of a future patent infringement claim. The agreement has been signed by all parties and fully executed.
Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on August 21, 2007, against Data Logic, Inc., Hand Held Products, Inc. and Siemens Energy and Automation, Inc. in the United States District Court for the District of Texas alleging violations of the Company’s Patent No. 5,331,176. Hand Held Products, Inc. has entered into an agreement with the Company and the case as to that defendant was dismissed. In April 2008, a proposed agreement between the remaining parties was reached to dismiss without prejudice the claim. The proposed agreement leaves open the possibility of a future patent infringement claim. The agreement is awaiting the signatures of all parties.
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
Cash Shortfall; Going Concern
The Company believes its cash and forecasted cash flow from operations may not be sufficient to continue operations through fiscal 2009, and the Company will need to significantly increase its revenue or receive a significant infusion of cash to continue operations, in addition to payment of the balance from The Matthews Group stock subscription receivable. At this time, the Company has not received any firm commitments from any investor to make a cash investment in the Company and there is substantial doubt whether the Company will be able to continue as a going concern.
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
Competition in the Asian Market
The Company currently relies heavily on its sales to the Asian markets. The cross-licensing agreement we executed with Mitsubishi that allowed for our emergence from bankruptcy and rights to use the Mitsubishi EDAC Technology, gave Mitsubishi a license to our VeriCode® Technology that may result in increased competition. We believe competition in the Machine Readable Information and symbology sector may continue to impact future sales.
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
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB for the quarter ended March 31, 2008 to be signed on its behalf by the undersigned thereunto duly authorized on the May 14, 2008.

Veritec, Inc.

/s/ Van Thuy Tran
Van Thuy Tran, Chief Executive Officer

/s/ Gerald Fors
Gerald Fors, Chief Financial Officer

EXHIBIT INDEX
31.	CEO/CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

32.	Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).