Form 10-K
period 2008-06-30
VERITEC INC
filed 2008-09-29
CIK 773318

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-15113
VERITEC, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	95-3954373

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2445 Winnetka Avenue N. Golden Valley, MN	55427

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	763-253-2670

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common stock, $.01 par value

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates, computed by reference to the average bid price of the common stock on June 30, 2008, was approximately $824,106.
Number of shares outstanding as of June 30, 2008 was: 15,115,088.

VERITEC, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

PART I
FORWARD-LOOKING STATEMENTS
This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent expectations and beliefs concerning a company’s outlook, future economic events, future performance and attainment of future goals and are based on information available on the date of the filing, and are subject to various risks and uncertainties.
The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made) contain statements that are forward-looking and actual results may materially differ from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties readers are urged to consider statements using the terms “anticipates” “belief”, “believes”, “can”, “intends”, “may”, “plans”, “shall”, or “will”, and similar expressions to be uncertain and forward-looking. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and accordingly, such results may materially differ from those expressed as our desired outcome, goal, or result.
We undertake no obligation to update any forward-looking statements to reflect events or circumstances that may arise after the date hereof unless specifically required by the filing requirements of the Securities and Exchange Act as amended or, the Regulations promulgated thereunder.
ITEM 1 BUSINESS
Summary
The Company is primarily engaged in the development, marketing, and sales of products that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. Based on our proprietary technologies, we have developed and are marketing the following main products:
•
Identification and tracking products, which allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol enables automated manufacturing control for the customer, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. These products represent our main current source of revenues, principally from our customers in the LCD manufacturing business.

•
Secure Bio-ID cards (including time and attendance systems). The Company’s Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual’s unique identity. To date, we have made very limited sales of this new product.

•
Stored-Value cards, which also represent a new product, based on our software platform for mobile banking with a Visa debit card program, which has been approved for use on the Plus® and Star® ATM networks. This prepaid debit card program provides for closed loop, real time mobile internet banking transactions with an additional, patented safety feature that allows the account holder to toggle the card “on” and “off” to prevent unauthorized usage of the card.

•	New products based on our PhoneCodes© technology.
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
Veritec’s products are based upon its proprietary VSCode® and VeriCode® Symbology. In addition to its United States patents for VSCode® and VeriCode® Symbology , the Company holds patents in Europe (German Patent No. 69033621.7; French Patent No. 0438841; and Great Britain Patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for uses of its Multi-Dimensional Matrix Symbology.
Company History
Veritec was incorporated in the State of Nevada on September 8, 1982 for the purpose of development, marketing and sales of a line of microprocessor based encoding and decoding system products that utilize Matrix Symbology Technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. As more fully described below, three of these patents are the property of Vcode Holding, Inc. (Vcode).
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
In November 2003, Veritec formed a wholly owned subsidiary, Vcode, to which it assigned United States patents 4,924,078, 5,331,176 and 5,612,524, together with all corresponding patent applications, foreign patents, foreign patent applications, and all continuations, continuations in part, divisions, extensions, renewals, reissues and re-examinations. As used in this report, “the Company” refers to Veritec, Inc. (Veritec) and Vcode. Vcode in turn entered into an Exclusive License Agreement with VData LLC (VData), an Illinois limited liability company unrelated to Veritec. The purpose of the Exclusive Licensing Agreement is to allow VData to pursue enforcement and licensing of the patents against parties who wrongfully exploit the technology of such patents. VData is the wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG) (collectively Acacia). The Exclusive License Agreement provides that all expenses related to the enforcement and licensing of the patents will be the responsibility of VData, with the parties sharing in the net proceeds, as specified under the terms of the agreement, arising from enforcement or licensing of the patents.

In February 2005, an adverse ruling was made in the arbitration proceeding against Veritec in favor of Mitsubishi, resulting in a monetary award of $8,174,518 to Mitsubishi and enjoining Veritec and by extension Veritec’s customers from the future use or sale of Mitsubishi’s EDAC Technology. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) for the District of Minnesota on February 28, 2005.
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
Since emerging from bankruptcy, we have been focused on development of new applications for encoding and decoding technologies. However, infringement revenue has continued to be the primary source of revenue for the Company in recent periods. Patents 4,924,078 and 5,612,524 are currently being reexamined by the U.S. Patent and Trademark Office. The Company recently received a determination by the U.S. Patent and Trademark Office stating that some of the claims in the patents were patentable and others were being rejected. The Company has submitted a rebuttal against the decision and is awaiting a final determination. Furthermore, the Company is currently engaged in litigation with Cognex Corporation pursuant to which the United States District Court for the District of Minnesota recently ruled that the 5,612,524 patent was invalid and unenforceable. The Company plans to appeal this decision. As a result of these actions, infringement revenue from patents 4,924,078 and 5,612,524 has ceased.
Our Products
Based on our proprietary technologies, we have developed and are marketing the four main products described below: Product Identification and tracking products, Secure Bio-ID cards (including time and attendance systems), Stored-Value cards and products based on PhoneCodes© technology. Our plans are to continue focusing on product improvements, sales, and marketing of these product categories. Recently, the Company added additional independent sales representatives and distributors to assist us in the marketing of our new products: the PhoneCodes©, ID Card Printing Systems and the Time and Attendance Software. We believe these new products, along with the addition of new distribution outlets, will open up new opportunities for Veritec.
(a) Product Identification: The VeriCode®
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
The VeriCode® symbol is a two-dimensional high data density machine-readable symbol that can contain up to approximately 500 bytes of data in an area as small as the head of a pin. The VeriCode® symbol is based on a matrix pattern. The matrix is made up of data cells, which are light and dark contrasting squares. This part of the symbol looks like a scrambled chessboard. The matrix is enclosed within at least one or more solid lines and/or a solid border. Surrounding the solid border is a quiet zone of empty cells. This simple structure is the basis for the symbol’s space efficiency.

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
Special orientation for reading the symbol is not necessary and is the basis of the novelty of Vcode’s United States Patent No. 5,612,524. The VeriCode® symbol can be read at high degrees of angularity from vertical, in any direction relative to the reader. Veritec’s symbology and reading software presently employs “Error Detection and Correction” (EDAC) technology of our own design, similar to that on music CD’s. That means if a symbol is partially damaged or obscured, the complete data set stored in the symbol might be recovered. EDAC lowers the symbol’s data capacity, but it can permit data recovery if up to 25% of the symbol is damaged. With EDAC, the code will return either accurate information or no information, but it will not return false or wrong information.
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
(b) Secure Bio-ID Cards and Time and Attendance Software: The VSCode®
The VSCode® is a derivative of the two-dimensional VeriCode® symbol with the ability to encrypt a greater amount of data by increasing data density. The VSCode® is a data storage “container” that we believe offers a high degree of security and which can also be tailored to the application requirements of the user. The VSCode® symbol can hold any form of binary information that can be digitized, including numbers, letters, images, photos, graphics, the minutia for biometric information, including fingerprints, to the extent of its data storage capacity, that are likewise limited by the resolution of the marking and reading devices employed by the user. VSCode® is ideal for bankcards and high security applications. Because the code is encrypted on the card it can be an independent portable database containing non-duplicative information that is unique to the individual owner of the bank account or credit card; or, the data can be verified through a central database while maintaining high security for the card issuer without the need of a PIN.
Secure Bio-ID cards present the cardholder’s picture, fingerprint minutia and other pertinent data that can be produced in either a soft or hard card material. We have developed a number of products based on our technology; however, sales have been limited to date. In fiscal 2008, the Company sold its first ID card printing system to an Indian tribe living in the U.S. that frequently crosses the U.S./Canadian border. The card printing system, which produces the ID card inclusive of the individual’s picture and Veritec’s VSCode®, allows the Indian tribe to produce identification cards that enable them to enroll tribal members and their descendants and to act as a supplement to U.S. passports. The ID card includes the individual’s picture and a fingerprint, which is stored inside the VSCode®. The Company is having ongoing discussions with other Indian tribes (and countries) for use of this ID card printing system.
The FCR-100 is a compact fingerprint card reader used to read and decode the VSCode® data. It consists of a combination of several modular components, including a quality camera, lighting mechanism, digital fingerprint reader, software lock, USB cable and housing, all tied into a PC operating system running the proprietary Veritec software. Due to its modular design, the FCR-100 can be modified to meet specific application needs.

The FCR-100 can be designed to work on most PC based operating systems, including the full suite of Windows® operating systems. This allows the operating system to function with the many different types of VSCode® applications such as bankcards, access control, personnel identification, border control, and hospital identification Cards. The FCR—100 is connected and powered by a USB cable connection to a PC or server. The FCR-100 can be utilized with wireless applications and will allow multiple reading stations to be connected to a single computer.
We have recently introduced Time and Attendance system products, user-friendly systems that include our Secure Bio-ID card maker and our proprietary card reader software to produce and to read our Secure Bio-ID cards as well as keeping track of individual time and attendance. The Company has beta-tested the software over the last few months, sold the first system in December 2007, and believes it is now ready to market additional systems.
In October 2006, the Company purchased the assets of Secure Enterprises Inc (SEI). From the acquisition, the Company obtained SEI’s web based software platform that enables customers to purchase identification cards, such as badges, picture ID and visitor ID , via the Internet. The program permits the customer to review the card’s design and input the data from their facility. The information is then uploaded to the Company’s system, where the card is printed, packaged and shipped the same day.
(c) Stored-Value Cards
The Company recently obtained a license from RBA International for a software platform for mobile banking utilizing the VSCode® technology in connection with a Visa debit card program, which has been approved for use on the Plus® and Star® ATM networks. This prepaid debit card program provides for closed loop, real time mobile internet banking transactions with an additional, patented safety feature that allows the account holder to toggle the card “on” and “off” to prevent unauthorized usage of the card. To date, Visa has declined requests by RBA International to add the Company’s VSCode ® data storage feature to its debit cards. The Company intends to commence marketing of stored-value cards through relationships with one or more financial institutions.
(d) PhoneCodes©
We have developed a number of products based on our PhoneCodes© technology, but we have not derived revenues from these products to date. These software products will allow individuals or companies to receive or distribute gift certificates, tickets, coupons, receipts, or banking transactions using the VeriCode® technology via wireless phone or PDA. The Company is having discussions with several companies for usage of the PhoneCodes© products.
The GiftCode© allows an individual to purchase, by phone, by internet or in person a gift Card for a specific dollar amount from a retailer. The gift Card can be sent to the recipient via wireless phone and include a message and a two-dimensional matrix code that has the detailed information of the gift Card including the amount, the retailer, etc. That recipient can redeem the gift Card by selecting merchandise from the retailer and redeeming the gift Card value via a code reader at the register at the time of checkout.
TicketCode©, introduced to the market in 2007, for concerts, sporting events, theme parks, etc. can be purchased by phone or internet and received via wireless phone. The TicketCode© also has the capabilities of including a message and the two-dimensional matrix code along with the event information (date, time, row, seat number, etc.) When arriving at the event, the wireless phone can be scanned at the gate via a code reader allowing immediate entrance.

The CouponCode© is a means for a retailer to increase sales through personalized targeted marketing campaigns. The retailer can tailor the CouponCode© with company graphics, text messages and the two-dimensional matrix code and send it directly to the customer’s wireless phone. The customer redeems the coupon by passing the wireless phone over the code reader and crediting the coupon value against the purchase.
The ReceiptCode© is the means for financial institutions, retailers and consumers to add security to electronic on-line transactions by sending a receipt electronically in the form of a 2-D barcode. One example, banking over the Internet, the present system allows a purchase to take place by simply filling out the credit card number, expiration date and the three digit code on the back of the plastic card. Presently, the cardholder receives notification of the transaction at much later time via mail or Internet. A ReceiptCode© would help prevent the fraudulent use of the card by notifying all parties involved instantly in real time by way of an electronic 2-D barcode which can be received over the cell phone.
Our Intellectual Property
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
Trademarks
We have filed applications to register the trademark “VeriSecure” in the United States. We have also filed applications to trademark “VSCode” in the following countries: Australia, Taiwan, South Korea, Singapore, Japan, China, and Vietnam. In addition we have filed applications to register VeriCode® in the following countries: China, Singapore, Vietnam, and Australia. We have registered trademarks for VeriCode® and VSCode® in the United States and the VeriCode® in Taiwan and South Korea. The Company uses the following copyrights VeriWrite©, VeriRead©, VSWrite©, VSRead©, PhoneCode©, TicketCode©, GiftCode©, CouponCode© and ReceiptCode©.
Major Customers
During the fiscal year ended June 30, 2008 and 2007, 33% and 80% respectively, of our revenue was from our Exclusive License Agreement with VData. Of the remaining revenue, 59% and 19% was from foreign customers for the years ended June 30, 2008 and 2007, respectively.
Engineering, Research and Development
As of June 30, 2008, Veritec employed three full-time engineers and three consultants. For fiscal year 2008, we have concentrated on several projects, which include the development of additional readers, ancillary corrective features built into our VSCode® that allow for damaged 2-D codes to self repair and maintain readability, implementation of our 2-D matrix codes into other manufacturer’s readers, the completion of the time and attendance software and the development of a card maker and card reader program called VeriSuite. The VeriSuite provides flexible access to the core Veritec card maker/ reader and symbol encoding/ decoding technology. A framework allows integration into new and existing, divergent and dynamic business applications. We believe the VeriSuite software will ensure that Veritec remains agile and competitive in a variety of markets, current and emerging, that leverage card making/reading and 2D symbol technology.
All of these projects are currently in various stages of development or have been completed.

Competition
The “symbology” business is intensely competitive. The Company is presently under-capitalized and recently emerged from bankruptcy. Consequently, there can be no assurance that the Company will be able to successfully compete in the “symbology” business.
Our VeriCode® and VSCode® Matrix Symbologies compete with alternative machine-readable codes such as conventional bar code systems, including UPC, EAN Code 39 and Code 49; and alphanumeric systems such as OCR-A and OCR-B. Competitors offering alternative symbologies include numerous well capitalized publicly traded companies who offer a spectrum of bar code related systems including Motorola Inc (NYSE: MOT); Zebra Technologies Corporation (NASDAQ: ZBRA); and Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI).
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
Employees
As of June 30, 2008, inclusive of the three full-time engineers and three contracted consultants employed by the Company in its engineering, research and development department as described above, the Company employs eight full-time employees, and three consultants.
Financial Information about Geographic Areas
In fiscal 2008, United States customers accounted for 41% (81% in fiscal 2007) of the Company’s total revenue. The remaining revenue of 59% (19% in fiscal 2007) was from foreign customers. To date, as was in fiscal year 2007, our foreign revenues are concentrated in Japan, Korea, Taiwan and Germany.
Available Information
The public may read and copy any materials we have filed with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file reports with the SEC. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov; or, by accessing www.freeedgar.com; and other Internet based financial service providers. Other information about us can be found at our website, www.veritecinc.com and by contacting the Company at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427 (763) 253-2670.

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
We Have a History of Operating Losses
We have a history of operating losses that were a substantial factor in the Company having been placed in bankruptcy from October 1995 through October 1999 and again from February 2005 through August 2006. To halt the continuation of these losses, we are developing new products, entering new markets and developing strategic alliances to grow revenue. There can be no assurance that we will be successful in these efforts, and even if we are, whether we can become profitable.
Doubt About Ability to Continue as a Going Concern
The Company has traditionally been dependent on The Matthews Group, LLC, a related party, owned 50% by Van Tran, the Company’s chief executive officer and a director, and 50% by Larry Johanns, a significant Company’s stockholder, for its financial support. The Matthews Group made total payments of $2,000,000 through June 30, 2008, as required under a subscription receivable. However additional capital most likely will be required to continue the Company’s business, and the Company does not believe that The Matthews Group will continue to provide funding. At June 30, 2008, the Company had $334,702 in cash and $61,093 in working capital. The Company will require additional funds to continue its operations through fiscal 2009 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. However, there is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs.
Further, due to the Company’s prior bankruptcies and history of losses, it may be difficult for the Company to raise additional funds, if required. If the Company cannot raise such capital, or if the cost of such capital is too high, we may be unable to successfully launch or continue development of new products. If losses continue, we may unable to continue in business. These matters raise substantial doubt that the Company will be able to continue as a going concern.
Loss of the Services of Key Employees Could Harm Our Operations
The Company’s performance depends on the talents and efforts of our key management and technical employees. The loss of certain key individuals could diminish our ability to maintain relationships with current and potential customers or to meet development and implementation schedules for existing technology and the technology that the Company intends to introduce in the future. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical and managerial personnel. We currently have no Chief Financial Officer, and although we are in the process of hiring a suitable new candidate, we depend on our Board members and outside consultants to guide the company’s financial operations while we continue the search. If we fail to attract or retain these key individuals in the future, our business could be disrupted.

Cessation of Infringement Revenues from VData and Intellectual Property
The Company, in the past, has been dependent on infringement revenues from VData for a significant portion of its revenue. As a result of the adverse ruling on the Declaratory Judgment sought by Cognex, our future ability to obtain infringement revenues for the 4,924,078 and 5,612,524 patents, we believe, has ceased.
Competition in the Asian Market
The Company currently relies heavily on its sales to the Asian markets. We believe the cross-licensing agreement we executed with Mitsubishi that allowed for our emergence from bankruptcy and competition from others in the Machine Readable Information and symbology sector, has resulted in increased competition and impacted future sales.
Effect of the Bankruptcy
The Company having been in bankruptcy has made it difficult for the Company to establish new trade credit relationships with both vendors and customers. Although the Company believes it will restore its credibility going forward, the lack of trade credit could impair the Company’s ability to grow and implement its plans.
Competition
Our VeriCode® and VSCode® Matrix Symbologies compete with alternative machine-readable codes such as conventional bar code systems, including UPC, EAN Code 39 and Code 49; and, alphanumeric systems such as OCR-A, OCR-B, PDF-417, Data Matrix and many others. Competitors offering alternative symbologies include numerous well capitalized private and publicly traded companies who offer a wide variety of bar code systems and solutions, as well as, alternative product solutions such as Radio Frequency Identification (RFID) and Global Positioning Satellite (GPS) technology. Our competitors include but are not limited to: Intermec (NYSE: IN); Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI); Motorola Inc (NYSE: MOT); and, Zebra Technologies Corporation (NASDAQ: ZBRA). These companies have more resources than the Company, already have a strong customer base, and their products are widely used in the market place. Competition from such companies may further reduce the future level of demand for the Company’s products and/or the Company’s future margins of profit.
General Conditions Beyond the Company’s Control
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
ITEM 1B UNRESOLVED STAFF COMMENTS
Not applicable

ITEM 2 PROPERTIES
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
Veritec leased on a month-to-month basis, a single-family residence located at 10310 - 39th Avenue North, Plymouth, Minnesota to house visitors, consultants and employees hired from outside the State of Minnesota versus the high cost of hotel lodging. The lease required a monthly payment of $1,500. The residence is owned by Larry Johanns, a principal of The Matthews Group. This lease expired on September 1, 2007.
In January 2007, the Company began leasing on a month-to-month basis, a single-family residence located at 2415 Winnetka Ave. N., Golden Valley, Minnesota to house visitors and consultants. The lease required a monthly payment of $1,700. The residence is owned by Van Thuy Tran, a director and chief executive officer of the Company. This lease was terminated on October 1, 2007.
ITEM 3 LEGAL PROCEEDINGS
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
On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that Vcode’s United States Patent No. 5,612,524 is not enforceable against Cognex Corporation and its customers, that the Company has defamed Cognex and that the Company has engaged in unfair and deceptive business practices in violation of Minnesota law. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff’s allegations and claims for damages, injunctive relief, attorney’s fees, and costs. On May 19, 2008, the summary judgment was received ruling in favor of Cognex on three of the four claims. The Court found that the asserted claims of the 5,612,524 patent were invalid, the entire patent unenforceable and denied our motion to dismiss the defamation claim. However the Court did grant our motion to dismiss the Minnesota DTPA (Deceptive Trade Practices Act) claim. Cognex subsequently filed a motion for the Court to declare this an exceptional case and award Cognex its attorney fees. The Company, along with the other defendants, filed an opposition to this motion. No decision has been made by the Court to date on this motion.
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
Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on August 21, 2007, against Data Logic, Inc., Hand Held Products, Inc. and Siemens Energy and Automation, Inc. in the United States District Court for the District of Texas alleging violations of the Company’s Patent No. 5,331,176. Hand Held Products, Inc. has entered into an agreement with the Company and the case as to that defendant was dismissed. In April 2008, a proposed agreement between the remaining parties was reached to dismiss without prejudice the claim. The agreement is awaiting the signatures of all parties.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

Market Price Range of Common Stock	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High	Low
September 30.80		.40	1.75	1.20
December 31.75		.27	1.95	.90
March 31.30		.11	1.77	.84
June 30.41		.17	1.02	.57
Shareholders
As of September 22, 2008, there were approximately 795 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).
Dividend Information
We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.
Current Sales of Unregistered Securities
2,000 shares of common stock were issued to a Company employee as compensation in May 2008. 17,000 shares of common stock were issued to a Company employee as compensation in September 2007.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information with respect to shares of common stock issuable under outstanding options and warrants relating to compensation arrangements.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	267,749	$0.82	30,000

Total	267,749	$0.82	30,000

(1)	These equity compensation plans are comprised of individual compensation arrangements with certain employees of the company.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Results of Operations — June 30, 2008 compared to June 30, 2007
We had a net loss of $768,879 in the fiscal year ended June 30, 2008 compared to a net loss of $261,203 in the fiscal year ended June 30, 2007.
Revenues
Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2008	2007	$	%

License	$782,525	$383,266	$399,259	104.2
Hardware	76,221	30,426	45,795	150.5
Identification Card	28,605	23,980	4,625	19.3
Infringement	445,349	1,767,894	(1,322,545)	(74.8)

Total Revenues	$1,332,700	$2,205,566	$(872,866)	(39.6)

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD monitor industry. Infringement revenues resulted from patent infringement claims prosecuted by VData. Identification Card revenues in these periods were a result of sales of identification card systems.
The license and hardware revenue increase was mainly attributable to growth of the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively high demand for product identification product licenses in the LCD industry. A large portion of our license and hardware sales are concentrated in the Asian market, which increased $52,133 in Taiwan, $174,738 in Korea, and decreased $10,593 in Japan and Singapore. The largest increase of our license and hardware sales for the year ended June 30, 2008, was in Germany, which increased $154,752.
The decrease in our infringement revenues was the result of the two patents (nos. 4,924,078 and 5,612,524), that were the subject of our major infringement claims in the past, are currently being reexamined by the U.S. Patent and Trademark Office. United States District Court for the District of Minnesota recently ruled that the 5,612,524 patent was invalid and unenforceable. The Company plans to appeal this decision. As a result of these actions, infringement revenue from patents 4,924,078 and 5,612,524 has ceased.

Cost of Goods Sold
Cost of sales for the year ended June 30, 2008, totaled $196,442 and for the year ended June 30, 2007, cost of sales were $74,030, an increase of $122,412. As a percentage of revenue, for the year ended June 30, 2008, cost of sales was 14.7% compared to 3.3% for the year ended June 30, 2007. Charges of $115,500 for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased in December 2006, accounted for 59% of the total cost of goods sold for the year ended June 30, 2008, compared to $48,125 or 65% for the year ended June 30, 2007. For the year ended June 30, 2008, a reserve for slow moving inventory was established totaling $21,600 whereas for the year ended June 30, 2007, no reserve was deemed necessary. For the year ended June 30, 2008, the Company purchased equipment for four Card ID Systems versus the year ended June 30, 2007, in which the Company sold no Card ID Systems. Cost of goods sold associated with the license, hardware and identification revenue was $59,942 or 6.8% of total licensing, hardware and identification card revenue for the year ended June 30, 2008, compared to $25,905 or 5.9% for the year ended June 30, 2007. The increased cost percent was the result of larger hardware revenue in fiscal 2008 that yields a higher cost compared to more license revenue, which carried almost no cost in fiscal 2007.
Operating Expenses
Research and development expense for the year ended June 30, 2008 totaled $580,220 versus $391,984 for the year ended June 30, 2007. The increase of $188,236 was a result of increased consultant and project costs totaling $399,450 for the year ended June 30, 2008 compared to $264,224 for the year ended June 30, 2007, a difference of $135,226. For the year ended June 30, 2008, the Company increased their use of inside consultants and outside contractors for projects that include the design and build of four prototype readers, the development of a banking kiosk, a study on the feasibility of banking transactions via cell phone and improved error and corrections capabilities in the VSCode®.
Sales and marketing expense for the fiscal year ended June 30, 2008 were $242,839 compared to $238,988 for the fiscal year ended June 30, 2007, an increase of $3,851. For the year ended June 30, 2008, the Company’s tradeshow and travel costs were $32,228 compared to $10,248 for the year ended June 30, 2007, a difference of $21,980. During the year of fiscal 2008, the Company concentrated on international sales opportunities thereby incurring larger travel costs. The Company did reduce their payroll costs by $31,774 for the year ended June 30, 2008.
General and administrative expense for the fiscal year ended June 30, 2008 were $1,099,634 a decrease of $705,788 over the prior year ended June 30, 2007. The decrease was the result of some expenditures for the year ended June 30, 2007 that did not occur in the year period ended June 30, 2008. Bad debt expense for the year ended June 30, 2008 was ($47,910), a result of the recovery of $48,000 originally reserved for a RBA note receivable issued in fiscal 2007 that was later collected in fiscal 2008, whereas for the year ended June 30, 2007, bad debt expense was $245,000, a difference between the fiscal years of $292,910. The $245,000 expense for the year ended June 30, 2007, was due to the write-off and reserve of RBA notes receivable. For the year ended June 30, 2008, no executive bonuses were issued compared to the year ended June 30, 2007, in which the Directors of the Company granted the CEO of the Company a bonus of $300,000. Other contributing factors for the decrease include for the year ended June 30, 2008, a reduction in stock/stock option expense of $85,690 compared to the year ended June 30, 2007, a result of less issuance of stock/stock options and lower market prices of the company’s common stock. Lower administrative consultant costs for the year ended June 30, 2008 versus the year ended June 30, 2007 of $26,518, primarily a result of terminating the agreement for the services of an in house legal expert. Legal and audit expenses for the year ended June 30, 2008 compared to the year ended June 30, 2007 were down $42,880 a result of internal staffing performing more of the tasks.

Other Income (Expense)
Interest income for the fiscal year ended June 30, 2008 was $17,833 compared to $44,860 for the fiscal year ended June 30, 2007 a decrease of $27,027. The decrease was a result of the Company’s need for cash to fund the operations, thus drawing down cash reserves and in so doing earning less interest.
Capital Expenditures and Commitments
During the fiscal year ended June 30, 2008, we made capital purchases of $27,672 compared to $78,179 in 2007. For the year ended June 30, 2008, the Company purchased computer equipment necessary for the production of PhoneCodes© totaling $22,750. The remaining amount of $4,922 was purchases of computers for R&D design and testing.
Liquidity
For the years ended June 30, 2008 and 2007, the Company received cash from infringement revenue of $445,349 and $1,767,894, respectively, through its relationship with VData. The patents (4,924,078 and 5,612,524), which were the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office. United States District Court for the District of Minnesota recently ruled that the 5,612,524 patent was invalid and unenforceable. The Company plans to appeal this decision. As a result of these actions, infringement revenue from patents 4,924,078 and 5,612,524 has ceased.
The Company has relied on The Matthews Group for funding. Through June 30, 2008, The Matthews Group has funded the entire $2,000,000 of the original subscription receivable. The Company does not believe going forward that The Matthews Group will continue to provide additional funding.
At June 30, 2008, the Company has $334,702 and $61,093 of cash and working capital, respectively. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2009. The Company believes it will require additional funds to continue its operations through fiscal 2009 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs.
Commitments and Contractual Obligations
The Company has one annual lease commitment of $37,800 for the corporate office building, which is leased from Ms. Tran, that expires June 30, 2012. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the 4-year lease commitment is $151,200.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
Stock-Based Compensation:
The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” using the modified prospective application method. SFAS No. 123(R) requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period.

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
The Company has received infringement revenue under its Exclusive License Agreement with VData LLC (VData). VData is a wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG). The Exclusive License Agreement with VData provides that all expenses related to the enforcement and licensing of the patents is the responsibility of VData. The Company and VData share the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue is recognized at the time it is received. None of the infringement revenue is refundable to any party once received.
ITEM 7 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2008, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We do not use derivative instruments for speculative or investment purposes.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VERITEC, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Veritec, Inc.
Golden Valley, Minnesota
We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiary (Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiary as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The Company is involved in various litigation matters, which could have a significant effect on the Company (Note 10 — Contingencies).

/s/ Lurie Besikof Lapidus & Company, LLP
Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota
September 29, 2008

VERITEC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND 2007

	2008	2007
ASSETS

Current Assets:
Cash	$334,702	$790,089
Accounts receivables, net of allowance of $23,000 and $24,000	35,125	11,927
Notes receivable from RBA, net of allowance of $0 and $48,000	—	78,516
Inventories	30,632	26,213
Prepaid expenses	3,150	27,325

Total Current Assets	403,609	934,070

Property and Equipment, net	81,901	88,005
Other Assets	43,756	102,089

Total Assets	$529,266	$1,124,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$128,498	$56,072
Accrued expenses	214,018	405,074

Total Current Liabilities	342,516	461,146

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,115,088 and 15,096,088 shares issued	151,151	150,961
Subscription receivable	—	(193,876)
Additional paid-in capital	13,674,471	13,575,926
Accumulated deficit	(13,639,872)	(12,870,993)

Total Stockholders’ Equity	186,750	663,018

Total Liabilities and Stockholders’ Equity	$529,266	$1,124,164

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Revenues:
License	$782,525	$383,266
Hardware	76,221	30,426
Identification Card	28,605	23,980
Infringement	445,349	1,767,894

Total revenues	1,332,700	2,205,566

Cost of Sales	196,442	74,030

Gross Profit	1,136,258	2,131,536

Operating Expenses:
General and administrative	1,099,634	1,805,422
Sales and marketing	242,839	238,988
Research and development	580,220	391,984

Total Operating Expenses	1,922,693	2,436,394

Loss from Operations	(786,435)	(304,858)

Other Income (Expense):
Interest income	17,833	44,860
Other	(277)	(1,205)

Total Other Income	17,556	43,655

Net Loss	$(768,879)	$(261,203)

Loss Per Common Share -
Basic and Diluted	$(0.05)	$(0.02)

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2008 AND 2007

						Additional
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity

BALANCE, June 30, 2006	1,000	$1,000	15,078,598	$150,786	$(386,138)	$13,420,192	$(12,609,790)	$576,050

Imputed interest on subscription receivable	—	—	—	—	(29,960)	29,960	—	—
Subscription receivable reduction	—	—	—	—	222,222	—	—	222,222
Stock option expense	—	—	—	—	—	112,198	—	112,198
Common stock issued to employee and consultant	—	—	17,500	175	—	13,576	—	13,751
Stock returned to the Company	—	—	(10)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(261,203)	(261,203)

BALANCE, June 30, 2007	1,000	1,000	15,096,088	150,961	(193,876)	13,575,926	(12,870,993)	663,018

Imputed interest on subscription receivable	—	—	—	—	(9,828)	9,828	—	—
Subscription receivable reduction	—	—	—	—	203,704	—	—	203,704
Stock option expense	—	—	—	—	—	60,758	—	60,758
Common stock issued to employee and consultant	—	—	19,000	190	—	27,959	—	28,149
Net loss	—	—	—	—	—	—	(768,879)	(768,879)

BALANCE, June 30, 2008	1,000	$1,000	15,115,088	$151,151	$—	$13,674,471	$(13,639,872)	$186,750

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(768,879)	$(261,203)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	33,776	11,262
Amortization of software license	83,333	16,667
Notes receivable from RBA allowance and write-off	—	248,900
Stock issued for compensation	61,457	117,198
Gain on sale of property and equipment	(985)	—
Interest income added to note receivable from RBA	(5,284)	(10,357)
Services applied to reduce note receivable from RBA	57,750	55,858
Reverse allowance for note receivable from RBA	(48,000)	—

Changes in operating assets and liabilities:
Accounts receivable	(23,198)	47,246
Inventories	(4,419)	(18,718)
Prepaid expenses	24,175	(22,675)
Accounts payables and accrued expenses	(91,180)	166,228

Net cash provided (used) by operating activities	(681,454)	350,406

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable from RBA	(50,950)	(725,000)
Proceeds from sale of property and equipment	985	—
Collections on notes receivable from RBA	125,000	304,083
Purchases of equipment	(27,672)	(30,179)
Purchase of software license	—	(100,000)
Patent costs	(25,000)	(18,756)

Net cash provided (used) by investing activities	22,363	(569,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on subscription receivable	203,704	111,111

NET DECREASE IN CASH	(455,387)	(108,335)

CASH AT BEGINNING OF YEAR	790,089	898,424

CASH AT END OF YEAR	$334,702	$790,089

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$27,450	$—
Applied accrued expenses and prepayment on subscription receivable to subscription receivable	—	111,111
Purchase of property and equipment by reducing note receivable from RBA	—	48,000
Insurance of common stock for accrued expenses	—	8,751

VERITEC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiary, Vcode Holdings, Inc. (Vcode).
Nature of Business
The Company is primarily engaged in the development, marketing, and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. The Company’s encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enable automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. Veritec has also developed a Secured Identification System based upon its proprietary VSCode® and VeriCode® Symbology. The Company’s Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual’s unique identity. In addition to its United States patents, the Company holds patents in Europe (German Patent No. 69033621.7; French Patent No. 0438841; and Great Britain Patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for uses of its Multi-Dimensional Matrix Symbology.
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
Infringement revenue has been the primary source of revenue for the Company in recent periods. Patents 4,924,078 and 5,612,524, which were the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office. United States District Court for the District of Minnesota recently ruled that the 5,612,524 patent was invalid and unenforceable. The Company plans to appeal this decision. As a result of these actions, infringement revenue from patents 4,924,078 and 5,612,524 has ceased
During 2007, VCode and VData filed several infringement complaints against alleged infringers of the 5,331,176 patent. For the year ended June 30, 2008, the first infringement complaint of patent 5,331,176 was settled and the Company received proceeds totaling $195,349.

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
Cash Concentrations
The Company maintains cash in a financial institution, which at times may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.
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
Software License
The software license from RBA International, Inc. is capitalized at cost and amortized using the straight-line method over an estimated useful life of three years. In fiscal year 2008, the Company believes that this license will not generate any revenue therefore the entire remaining unamortized cost of $833,333 was amortized as of June 30, 2008.
Financial Instruments
The fair value of cash, accounts and notes receivable, accounts payable, accrued expenses, and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.
The subscription receivable approximated fair value as a result of the 10% interest rate used for imputing interest. No quoted market value was available for this instrument.
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

Shipping and Handling Fees and Cost
For the year ended June 30, 2008, shipping and handling fees billed to customers were included in revenues and shipping and handling costs were included in cost of sales. For the year ended June 30, 2007, shipping and handling fees billed to customers were offset against shipping and handling costs and the net amount was included in operating expenses. No reclassification was made to the 2007 consolidated statement of operations since the amount was not material.
Research and Development
Research and development costs were expensed as incurred.
Loss per Common Share
Basic net loss per common share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share, in addition to the weighted-average number of common shares outstanding determined for basic net loss per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options and preferred stock. For the year ended June 30, 2008, stock options (267,749 common shares) and preferred stock (10,000 common shares) and for the year ended June 30, 2007, stock options (156,666 common shares), preferred stock (10,000 common shares) and unpaid stock bonus/compensation were antidilutive and, therefore, were not included in the computation of diluted net loss per common share.
The weighted average shares outstanding at June 30, 2008 and 2007, was 15,109,246 and 15,079,845, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, using the modified prospective application method. SFAS No. 123(R) requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period.
Income Taxes
The Company’s adoption, on July 1, 2007, of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)”, did not have a significant impact on the Company’s consolidated financial position, result of operations and cash flows.
Recently Issued Accounting Standards
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities SFAS 159 (as amended), Including an Amendment of FASB Statement No. 115,” which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 will be effective for the Company beginning fiscal 2009. Management is currently evaluating if it will elect the fair value option for any of the Company’s eligible financial instruments.
NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has relied on The Matthews Group, a related party owned 50% by Van Tran, the Company’s chief executive officer and a director, and 50% by Larry Johanns, a significant Company’s stockholder for funding. Through June 2008, The Matthews Group has funded the entire $2,000,000, of the original stock subscription receivable.
Infringement revenue had been the primary source of revenue for the Company in recent periods. As of June 30, 2008 and 2007, the Company has recognized infringement revenue of $445,349 and $1,767,894, respectively, through its relationship with VData. The Company has not received additional licensing revenue from VData since the second quarter of fiscal 2008. Also Patents 4,924,078 and 5,612,524, which are the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office and were the subject of a declaratory judgment action seeking to declare the patents invalid. In May 2008, the Court found the asserted claims of the 5,612,524 patent invalid. Furthermore, the patents expired in November 2007. Therefore given the judgment against the Company, we believe that revenues from patent infringement claims will no longer continue.
At June 30, 2008, the Company has $334,702 and $61,093 of cash and working capital, respectively. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2009. The Company will require additional funds to continue to exist and develop future projects either by receiving investment funds or increased revenue; there can be no assurance that the Company would be successful in raising such funds or increasing revenue.
NOTE 3 — NOTES RECEIVABLE
In December 2006, the Company loaned $100,000 to RBA International, Inc. (RBA). RBA is a software company that specializes in the financial services industry. The unsecured note bore interest at 10% and was due January 31, 2007. In January 2007, the Company extended the note to March 1, 2007, and applied all charges incurred by the Company for services performed. As of June 30, 2007, the note receivable had a balance of $570. For the year ended June 30, 2008 charges incurred by the Company for services performed by RBA were applied to the balance and thereby satisfied the remaining amount owed of $570.
In June 2007, the Company provided a $125,000 line of credit bearing interest at 10% to RBA. RBA had borrowed the maximum of $125,000. On January 24, 2008, RBA repaid the note plus accrued interest. For the year ended June 30, 2008, the Company recognized income of $48,000 from the reversal of the June 30, 2007 allowance for this note receivable.

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	June 30,
	2008	2007

Furniture and equipment	$168,010	$140,338
Vehicles	23,301	35,301

	191,311	175,639
Less accumulated depreciation	109,410	87,634

	$81,901	$88,005

All property and equipment is located in the United States.
NOTE 5 — OTHER ASSETS
Software License
The software license of $0 and $83,333 was net of accumulated amortization of $100,000 and $16,667 at June 30, 2008 and 2007, respectively. Amortization expense for software license was $83,333 and $16,667 for fiscal year 2008 and 2007, respectively.
Patents Costs
The patent application costs are capitalized and, when approved, will be amortized over its estimated useful life. If not approved, or if considered impaired, these costs will be written off when deemed impaired. The patent application costs consist of $18,756 of the PhoneCode© technology and $25,000 of the VSCode® technology.
NOTE 6 — PREPAYMENTS ON SUBSCRIPTION RECEIVABLE
The Matthews Group, in the past, has made prepayments against the Company’s subscription receivable (Note 7). These prepayments were unsecured and noninterest bearing. The prepayments on the subscription receivable were applied against the subscription receivable during fiscal 2007.
NOTE 7 — STOCKHOLDERS’ EQUITY
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
Stock Bonus/Compensation
The Company has an agreement with an employee to issue 5,000 shares of the Company’s common stock beginning August 2006 and 2,000 shares of the Company’s common stock annually each May thereafter for five years. Compensation expense related to this agreement was $700 and $8,700 for the years ended June 30, 2008 and 2007, respectively. The employment was terminated on August 15, 2008.
The Company entered into an agreement with a consultant to issue 15,000 shares of the Company’s common stock as of January 2, 2007. Compensation expense related to this agreement was $26,250 for the year ended June 30, 2007.
On February 6, 2007, the Company authorized a $300,000 bonus to Van Tran, a director and the chief executive officer of the Company (CEO). The bonus was to be payable in either cash or stock equivalents to be determined at the sole discretion of the CEO. If the CEO elected to receive such bonus in the form of restricted stock, the stock price to be used to calculate the number of shares of restricted stock would be the closing market price on February 6, 2007, of $1.15 per share. The timing of the bonus payment, either as partial payment or payment in full and the form of the bonus was at the sole discretion of the CEO. The liability for the bonus was recorded based on the greater of $300,000 or the value of the shares the CEO was entitled to receive based on the closing balance sheet date stock price. As of June 30, 2007, $41,000 of the bonus was paid to the CFO and the remaining accrued bonus was $259,000. As of June 30, 2008, the remaining $259,000 was paid in cash to the CFO bringing the total amount of bonus payments to $300,000.
In June 2007, the Company issued 10,000 shares of the Company’s common stock to a consultant for $5,000 of services.
Stock Options
The Board of Directors authorized the CEO to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. At June 30, 2008, stock and stock options totaling 424,249 have been committed under this authorization.
The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant for some of the employees and market price on the date of grant for the others, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 159,000 and 116,666 options under this arrangement in 2008 and 2007, respectively. The Company has commitments under these agreements to grant options to acquire 10,000 shares of the Company’s common stock each year for 2009 through 2011.

In addition to the options granted above, the Company granted options to purchase 40,000 shares of the Company’s common stock to certain employees during the year ended June 30, 2007. The option price is $0.25 per share, the options are vested and the options expire five years from the grant date.
A summary of stock options is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2006	30,000	$2.04
Granted	156,666	$0.92
Forfeited	(30,000)	$1.47

Outstanding at June 30, 2007	156,666	$1.03
Granted	159,000	$0.45
Forfeited	(47,917)	$0.24

Outstanding at June 30, 2008	267,749	$0.82

The weighted-average remaining contractual life of stock options outstanding at June 30, 2008 is 4.5 years.
180,666 shares with a weighted-average exercise price of $0.99 are exercisable at June 30, 2008 with 4.1 years remaining contractual life.
The weighted-average grant date fair value for options granted in fiscal 2008 and 2007 was $0.43 and $0.72, respectively.
A summary of nonvested stock options is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at June 30, 2006	30,000	$0.87
Granted	156,666	$0.72
Vested	(70,000)	$1.16
Forfeited	(30,000)	$0.62

Outstanding at June 30, 2007	86,666	$0.76
Granted	159,000	$0.43
Vested	(110,666)	$0.47
Forfeited	(47,917)	$0.29

Outstanding at June 30, 2008	87,083	$0.45

The weighted-average fair value of options granted was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2008	2007

Risk-free interest rates	3.96%	4.84%
Dividend yields	0%	0%
Volatility (1)	315.80%	34.61%
Weighted average expected life (2)	3 years	3 years

(1)
Volatility was based on the historical volatility of certain competitor companies for periods prior to the Company’s emergence from bankruptcy, and the volatility of the Company’s common stock for periods post bankruptcy.

(2)	The Company estimated the expected life of options based on historical experience and other averaging methods.
Stock-based compensation expense was $60,758 and $112,198 during the years ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $1,980 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next three quarters.
Subscription Receivable
In September 1999, the Company accepted a commitment from The Matthews Group to fund the $2,000,000 required under the bankruptcy Plan of Reorganization. This funding was a promissory note that required monthly payments to the Company of $18,519 through fiscal 2008. These payments were noninterest bearing and were collateralized by a pledge of properties controlled by principals of The Matthews Group. A California Deed of Trust and Minnesota mortgages were filed against various pledged properties to collateralize the subscription.
The Company imputed a 10% interest rate on this subscription receivable. Imputed interest on the subscription was excluded from operating results and was instead credited directly to additional paid-in capital.
As of June 30, 2008, the Matthews Group has made all the required payments and satisfied the $2,000,000 commitment.
NOTE 8 — CONCENTRATIONS
Major Customers:
Customers in excess of 10% of total revenues were as follows:

	Years Ended June 30,
	2008	2007

Customer A	33%	80%
Customer B	16%	3%

	49%	83%

Foreign Revenues:
Foreign revenues accounted for 59% of the Company’s total revenues in fiscal 2008 and 19% in fiscal 2007. (10% Taiwan, 20% Korea, 10% Japan, 17% Germany and 2% others in fiscal 2008 and 4% Taiwan, 5% Korea, 6% Japan, 3% Germany and 1% others in fiscal 2007.)
NOTE 9 — INCOME TAXES
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
It is the Company’s practice to recognize penalties and/or interest related to income tax matters in the interest and penalties expense. There are no interest and penalties recognized in the consolidated statement of operations or accrued on the consolidated balance sheets.
The company is subject to U.S. federal, state, or local income tax examination by tax authorities for all years for which a loss carry forward is utilized in subsequent periods.
A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Years Ended June 30,
	2008		2007
	Amount	Percent	Amount	Percent

Expected federal benefit	$261,400	34.0%	$(88,800)	(34.0)%
State income tax, net of federal benefit	49,700	6.5	(16,900)	(6.5)
Federal net operating loss expired	(95,200)	(12.4)	—	—
Other	(5,100)	(0.17)	5,500	2.1
Valuation and utilization of deferred tax assets	(210,800)	(27.4)	100,200	38.4

Income tax benefit	$—	—%	$—	—%

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The valuation allowance increased by $210,800 for the year ended June 30, 2008 and increased by $100,200 for the year ended June 30, 2007.

The following is a summary of the deferred tax assets (separate disclosure of state deferred taxes has not been presented as such disclosure is not considered to be material):

	June 30,
	2008	2007
Allowance for doubtful accounts	$9,700	$28,800
Inventory reserve	8,700	—
Depreciation and amortization	28,800	39,100
Accrued expenses	64,900	39,700
Other	900	—
Net operating loss carryforwards	2,977,200	2,771,800

Deferred tax asset	3,090,200	2,879,400
Valuation allowance	(3,090,200)	(2,879,400)

Net deferred tax asset	$—	$—

Veritec has net operating loss carryforwards available to offset future taxable income that expire as follows (year ending June 30):

Year	Federal	Minnesota
2009	$1,410,000	$—
2010	1,227,000	—
2011	457,000	—
2012	301,000	—
2018	480,000	—
2019	451,000	—
2020	330,000	—
2021	654,000	—
2022	105,000	—
2023	794,000	—
2025	1,360,000	730,000
2027	209,000	127,000
2028	685,000	686,000

	$8,463,000	$1,543,000

The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership).
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its U.S. office facilities from its CEO, under a lease expiring June 30, 2012 and requiring monthly payments of $3,150 plus common area costs. The Company leased a single-family residence in Plymouth, Minnesota on a month-to-month basis from a principal of The Matthews Group for purposes of housing customers, guests and consultants. This lease expired on September 1, 2007. In January 2007, the Company began leasing on a month-to-month basis, a single-family residence in Golden Valley, Minnesota owned by the CEO. This lease was terminated on October 1, 2007. Rent expense, included in operating cost, to related parties was $50,000 and $64,300 in 2008 and 2007, respectively. Future annual minimum lease payments total $37,800 in each fiscal year 2009 thru 2012, totaling $151,200.

Design Agreement
In November 2006, the Company entered into an agreement with a manufacturing company to design and develop a line of readers to overcome the Company’s dependence on outside suppliers. In Phase One of the project, a proto-type cell phone reader designed by the manufacturing company was evaluated and accepted. Phase Two of the project requires the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies. The agreement required a deposit of $30,000 and payments of $30,000 for each of the four defined milestones with the total project cost not to exceed $150,000. To date the Company has made the required deposit of $30,000, a $20,000 advance and accrued another $95,000 for a total cost of $145,000 against the maximum expenditure of $150,000. In January 2008, the project was halted and a certified letter was sent demanding immediate repayment of the deposit and money advanced to the manufacturing company, which totaled $50,000, as a result of the manufacturing company’s inability to complete the project. In January 2008, the manufacturer began negotiations with the Company but has since discontinued any communication. The Company is currently considering their options. Payments under this agreement are recorded as research and development expense as the service is provided.
Intellectual Property Agreement
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
BankCode Work Order
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
Contingencies
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

On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action seeks a ruling from the court that Vcode’s United States Patent No. 5,612,524 is not enforceable against Cognex Corporation and its customers, that the Company has defamed Cognex and that the Company has engaged in unfair and deceptive business practices in violation of Minnesota law. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff’s allegations and claims for damages, injunctive relief, attorney’s fees, and costs. On May 19, 2008, the summary judgment was received ruling in favor of Cognex on three of the four claims. The Court found that the asserted claims of the 5,612,524 patent were invalid, the entire patent unenforceable and denied our motion to dismiss the defamation claim. However the Court did grant our motion to dismiss the Minnesota DTPA (Deceptive Trade Practices Act) claim. Cognex subsequently filed a motion for the Court to declare this an exceptional case and award Cognex its attorney fees. The Company, along with the other defendants, filed an opposition to this motion. No decision has been made by the Court to date.
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
Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on August 21, 2007, against Data Logic, Inc., Hand Held Products, Inc. and Siemens Energy and Automation, Inc. in the United States District Court for the District of Texas alleging violations of the Company’s Patent No. 5,331,176. Hand Held Products, Inc. has entered into an agreement with the Company and the case as to that defendant was dismissed. In April 2008, a proposed agreement between the remaining parties was reached to dismiss without prejudice the claim. The agreement is awaiting the signatures of all parties.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. It was concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to no oversight from an audit committee on the external financial reporting process and internal controls over financial reporting, lack of segregation of duties, and management failure to address auditors’ management letter comments. Under the segregation of duties issues, the CFO was the sole preparer of the financial statements and periodic SEC reports with no separate independent detailed review to prevent material errors. Also, the CEO has had authority to enter into significant contracts, as well as authority to sign checks, which could result in material fraud.
In order to mitigate these material weaknesses to the fullest extent possible, the Company is forming an audit committee. Financial statements, periodic SEC reports and monthly bank statement and imaged checks will be reviewed by the member of the audit committee who is considered a financial expert. The audit committee will work with management to address and respond to all the auditors’ management letter comments.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B OTHER INFORMATION
None
PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The members of the present Board of Directors and Officers are:

Name	Office	Age	Director Since
Mr. Larry Matthews	Director	80	1999
Mr. David C. Reiling	Director	41	2008
Ms. Van Thuy Tran	Director, CEO, Treasurer, Secretary	64	1999
Mr. Laird Powers	Director	61	2008
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
David Reiling is the CEO of Sunrise Community Banks and is responsible for three individually chartered banks and their holding company. Sunrise Banks is comprised of University Bank and Park Midway Bank in Saint Paul, MN and Franklin Bank headquartered in Minneapolis, MN. Sunrise Community Banks’ mission is to be “The Leader in Improving Our Urban Community”. Under David’s leadership the banks aggressively lend to economically challenged communities in Saint Paul and Minneapolis. David has created several lending and depository products to assist underserved neighborhoods gain access to capital and cash. Sunrise Community Banks’ three banks are all certified Community Development Financial Institutions (CDFIs). Mr. Reiling’s bank was awarded the U.S. Chamber of Commerce – 2004 Corporate Citizenship Award and he was Ernst & Young’s Socially Responsible Entrepreneur of the Year in 2002.
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
Laird E. Powers is a private investor in emerging technology companies. He has been involved with Veritec Inc since its early stages in 1986. In addition, for the past 25 years, he is the president and owner of a construction company in the Silicon Valley of California. He holds BS degree in Psychology with a Math minor from California State University — Hayward.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during fiscal 2008 and Form 5 and amendments thereto furnished to us with respect to fiscal 2007, no person who was a director, officer, or beneficial owner of more than ten percent of any class of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during our most recent fiscal year or prior fiscal years.
Committee and Board Meetings
One meeting of our Board of Directors was held in fiscal 2008, and all board members attended the meeting. We had no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2008. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business.
Our Board has determined that we do not have an audit committee financial expert. We have been unable to attract an audit committee financial expert given the small size of our Company and our current financial position. The Company is presently considering an audit committee composed of two of the current board members. The Company’s intent is to have an audit committee established sometime in early fiscal 2009.
Code of Ethics
We have adopted a code of ethics, which is available on our website at http://www.veritecinc.com/about_veritecInc.html. Our code of ethics applies to all of our employees, including our CEO, CFO and directors. If our Board grants any waivers of, or amendments to, the code of ethics to any of our executive officers or directors, we will disclose these matters through our website.

Directors Compensation
Non-employee directors receive director’s fees of $500 for each meeting attended. These directors’ fees totaled $1,500 in fiscal 2008 and $862 in fiscal 2007. Directors have waived fees in the past.
ITEM 11 EXECUTIVE COMPENSATION
Summary Compensation Table
The following table indicates the compensation paid in each of the past two fiscal years to our Chief Executive Officer and the other individual who served as an executive officer during Fiscal 2008 (“Named Executives”):

	Fiscal
Name and	Year					Stock		Option	All Other
Principal	Ended					Awards		Awards	Compensation
Position	June 30	Salary ($)	Bonus ($)			($)		($)	($)(1)		Total ($)
Van Thuy Tran	2008	$150,000		$0		$0		$0	$0		$150,000
Chief Executive Officer	2007	$150,000		$300,000	(2)	$0		$0	$22,300	(3)	$472,300

Gerald D. Fors (4)	2008	$86,000		$0		$700	(5)	$0	$0		$86,700
Chief Financial Officer	2007	$85,000	$			$8,700	(5)	$0	$0		$93,700

(1)	The total dollar value of all perquisites and other personal benefits was less than 10% of the total annual and bonus reported for each named executive officer in each of the past fiscal years.

(2)
The bonus was authorized in fiscal 2007 and was payable in stock or cash at the election of Ms. Tran. During the fiscal year ended June 30, 2008 and 2007, $259,000 and $41,000 was paid to Ms. Tran, respectively.

(3)	Reimbursement of personal expenditures.

(4)
In 2006, the Company entered into an employment agreement with Mr. Fors that provides for five years of annual grants of 30,000 options to purchase shares of the Company’s common stock. The option exercise price is equal to the shares’ market price on the date of grant. The options vest one year from the date of grant, and the options expire five years after vesting.

(5)	Mr. Fors received an aggregate of 2,000 shares of restricted stock at a price per share of $0.35, which are 100% vested.
Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Equity Incentive
Plan Awards:
	Number of		Number of		Number of					Market
	Securities		Securities		Securities				Number of	Value of
	Underlying		Underlying		Underlying				Shares or	Shares or
	Unexercised		Unexercised		Unexercised		Option		Units of	Units of
	Options		Options		Unearned		Exercise	Option	Stock That	Stock That
	(#)		(#)		Options		Price	Expiration	Have Not	Have Not
Name	Exercisable		Unexercisable		(#)		($)	Date	Vested (#)	Vested ($)
(a)	(b)		(c)		(d)		(e)	(f)	(g)	(h)
Gerald D. Fors	60,000	(1)	30,000	(1)	60,000	(1)	$0.30	2014	6,000	$1,020
Gerald D. Fors	30,000	(1)	30,000	(1)	90,000	(1)	$0.51	2013
Gerald D. Fors	30,000	(1)	—		120,000	(1)	$2.04	2012

(1)
In 2006, the Company entered into an employment agreement with Mr. Fors that provides for five years of annual grants of 30,000 options to purchase shares of the Company’s common stock. The option price is at the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. As of June 30, 2008, there were 60,000 options for shares of common stock that have been granted and are exercisable and 30,000 options for shares of common stock that have been granted but are not exercisable. There remain 60,000 options for shares of common stock that have not been granted based on continued employment. The employment was terminated on August 15, 2008.

Director Compensation

	Fees Earned or Paid-in Cash	Total
Name	($)	($)
(a)	(b)	(h)
Larry Matthews	$500	$500
David Reiling	$500	$500
Laird Powers	$500	$500
See the table on page 33 for a summary of outstanding options issued or authorized for issuance under equity compensation plans.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of June 30, 2008 certain information with respect to all shareholders known by us to be beneficial owners of more than 5% of our outstanding common stock, all directors, and all of our officers and directors as a group.

	Number of Shares		Percent of
Name & Address	Beneficially Owned		Shares
	Common		Common
	(see note 1 below)
Larry Matthews	50,000		0.3%
7601-5th Avenue So., Richfield, MN 55423
Gerald Fors	69,000	(1)	0.1%
7321-15th Avenue So., Richfield, MN 55423
Laird Powers	336,815		2.4%
530 Hawthorne Ct., Los Altos, CA 94024
J Technologies, LLC	1,328,004		8.8%
1430 Orkla Drive, Golden Valley, MN 55427
Van Thuy Tran (2)	4,320,859		28.6%
1430 Orkla Drive, Golden Valley, MN 55427
The Matthews Group	8,483,218		56.1%
1430 Orkla Drive, Golden Valley, MN 55427
Larry Johanns (2)	4,559,541		30.2%
518 North 12 Street, Osage, IA 50461
All Officers, Directors and 5% Owners as a group (6 persons)	10,634,219		70.4%

(1)	Includes options to purchase 60,000 shares of the Company’s common stock that are immediately exerciseable.

(2)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Subscription Receivable
In September 1999, the Company accepted a commitment from The Matthews Group to fund the $2,000,000 required under the bankruptcy Plan of Reorganization. This funding was a promissory note that required monthly payments to the Company of $18,519 through fiscal 2008. These payments were noninterest bearing and were collateralized by a pledge of properties controlled by principals of The Matthews Group. A California Deed of Trust and Minnesota mortgages were filed against various pledged properties to collateralize the subscription. As of June 30, 2008, the Matthews Group has made all the required payments and satisfied the $2,000,000 commitment.
The Company imputed a 10% interest rate on this subscription receivable. Imputed interest on the subscription was excluded from operating results and was instead credited directly to additional paid-in capital.
Other Related Party Transactions
We lease our U.S. office facilities from Van Tran, a director and chief executive officer of the Company, under a lease expiring June 30, 2012 and requiring monthly payments of $3,150 plus common area costs. The Company leased a single-family residence in Plymouth, Minnesota on a month-to-month basis from a principal of The Matthews Group for purposes of housing customers, guests and consultants. This lease expired on September 1, 2007. In January 2007, the Company began leasing on a month-to-month basis, a single-family residence located in Golden Valley, Minnesota owned by Van Tran. This lease was terminated on October 1, 2007. Rent expense, included in operating cost, to related parties was $50,000 and $64,300 in 2008 and 2007, respectively. Future annual minimum lease payments total $37,800 in each fiscal year 2009 thru 2012, totaling $151,200.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2008 were $70,200 to date. The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2007 were $104,500 to date.

Audit-Related Fees
Lurie Besikof Lapidus & Company, LLP was paid $9,010 for preparation of income tax return for fiscal year ended June 30, 2007. Callahan, Johnson and Associates, LLC was paid $1,140 and Lurie Besikof Lapidus & Company, LLP was paid $1,200 for preparation of income tax return for fiscal year ended June 30, 2006.
PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
*3(i)	Restated Articles of Incorporation of Veritec, Inc. (filed as exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, and incorporated herein by reference).

*3(ii)	Bylaws of Veritec, Inc. (filed as exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, and incorporated herein by reference).

*13(a)	Form 10-KSB for the period ended June 30, 1999, filed on October 13, 1999, and is incorporated herein by this reference.

*14.	Code of Ethics of Veritec, Inc. (filed as exhibit 14 to Veritec’s Annual Report on Form 10KSB for the year ended June 30, 2007, and incorporated herein by reference).

17.	Resignation of Dean Westberg as a Director of the Company, dated February 15, 2008 (incorporated herein by this reference on Form 8-K filed with the Commission on March 5, 2008).

31.1	CEO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

With respect to the documents incorporated by reference to this Form 10-QSB, Veritec’s Commission File Number is 0-15113.

*	As Previously Filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VERITEC, INC.

By	/s/ Van Thuy Tran Van Thuy Tran	September 29, 2008
Director, Chief Executive Officer

By	/s/ Van Thuy Tran Van Thuy Tran	September 29, 2008
Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Matthews Larry Matthews	Director	September 29, 2008

/s/ David Reiling David Reiling	Director	September 29, 2008

/s/ Laird Powers Laird Powers	Director	September 29, 2008

EXHIBIT INDEX
31.1	CEO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).