Form 10-Q
period 2008-09-30
VERITEC INC
filed 2008-11-14
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
for the quarterly period ended SEPTEMBER 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934
for the transition period from                      to                     .
Commission File Number. 0-15113
VERITEC, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	95-3954373

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2445 Winnetka Avenue N. Golden Valley, MN	55427

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (763) 253-2670
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule l2b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of September 30, 2008, there were 15,115,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

PART I
ITEM 1 FINANCIAL STATEMENTS
VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS

Current Assets:
Cash	$313,896	$334,702
Accounts receivable, net	93,036	35,125
Inventories	15,956	30,632
Prepaid expenses	3,150	3,150

Total Current Assets	426,038	403,609

Property and Equipment, net	73,086	81,901
Other assets	43,756	43,756

Total Assets	$542,880	$529,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$137,656	$128,498
Accrued expenses	267,777	214,018

Total Current Liabilities	405,433	342,516

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,115,088 and 15,115,088 shares issued	151,151	151,151
Additional paid-in capital	13,675,642	13,674,471
Accumulated deficit	(13,690,346)	(13,639,872)

Total Stockholders’ Equity	137,447	186,750

Total Liabilities and Stockholders’ Equity	$542,880	$529,266

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	September 30,
	2008	2007

License and other revenue	$432,532	$70,214

Cost of Sales	63,596	30,887

Gross Profit	368,936	39,327

Operating Expenses:
Selling, general and administrative	321,376	354,936
Research and development	99,095	139,963

Total Operating Expenses	420,471	494,899

Loss from Operations	(51,535)	(455,572)

Other Income:
Interest income	1,061	8,557
Gain on sale of property and equipment	—	985

Total Other Income	1,061	9,542

Net Loss	$(50,474)	$(446,030)

Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.03)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,474)	$(446,030)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,721	7,390
Amortization of software license	—	8,333
Stock options compensation	1,171	9,766
Interest income added to note receivable from RBA	—	(2,970)
Services applied to reduce note receivable from RBA	—	28,875
Gain on sale of property and equipment	—	(985)
Changes in operating assets and liabilities:
Accounts receivable	(57,911)	(3,268)
Inventories	14,676	(1,311)
Prepaid expenses	—	(3,500)
Accounts payables and accrued expenses	62,917	(16,679)

Net cash used by operating activities	(19,900)	(420,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(906)	—
Proceeds from sale of property and equipment	—	985

Net cash provided by (used in) investing activities	(906)	985

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on subscription receivable (including $4,423 interest credited to additional paid-in capital)	—	55,556

NET DECREASE IN CASH	(20,806)	(363,838)
CASH AT BEGINNING OF PERIOD	334,702	790,089

CASH AT END OF PERIOD	$313,896	$426,251

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$—	$27,450
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. THE COMPANY
References to the “Company” refer to Veritec, Inc. (Veritec) and its wholly owned subsidiary VCode Holdings, Inc. (VCode).
B. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2008. The Condensed Consolidated Balance Sheet at June 30, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.
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
Patent Costs:
The patent application costs are capitalized and, when approved, will be amortized over its estimated useful life. If not approved, or if considered impaired, these costs will be written off when deemed impaired.
Income Taxes:
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
The weighted average shares outstanding were 15,115,088 and 15,096,827 for the three months ended September 30, 2008 and 2007, respectively. Potentially dilutive instruments include stock options, preferred stock and stock bonus/compensation (Note F). For the three months ended September 30, 2008, stock options (296,749 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share. For the three months ended September 30, 2007, stock options (195,666 common shares), preferred stock (10,000 common shares) and unpaid stock bonus/compensation were antidilutive and, therefore, were not included in the computation of diluted net loss per common share.
F. STOCK-BASED COMPENSATION
The Company has agreements with certain employees and consultants that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of the grant for some of the employees and market price on the date of grant for the others, the options vest one year from date of grant, and the options expire five years after vesting. At September 30, 2008, the Company has commitments under these agreements to grant options to acquire 20,000 shares of the Company’s common stock for each fiscal year for 2009 through 2011 and 10,000 shares for fiscal year 2012, totaling 70,000 shares.
A summary of outstanding stock options is as follows:

	Number
	of	Weighted — Average
	Shares	Exercise Price

Outstanding at June 30, 2008	267,749	$0.82
Granted	10,000	$0.14

Outstanding at September 30, 2008	277,749	$0.80

The weighted-average remaining contractual life of stock options outstanding at September 30, 2008 is 4.6 years.
The weighted-average fair value of options granted for the three months ended September 30, 2008 and 2007 was $0.14 and $0.50, respectively. Stock-based compensation expense was $1,171 and $9,766 during the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was $2,211 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next three quarters.
The Board of Directors had authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. At September 30, 2008, stock and stock options totaling 399,249 have been committed under this authorization.

G. OTHER SIGNIFICANT EVENTS
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
In August 2007, the Company entered into an agreement with a consultant to purchase certain intellectual property. The agreement requires the Company to make a $25,000 payment once it has been proven that the intellectual property is patentable. It also requires the Company to issue 60,000 shares of the Company’s common stock to the consultant once one or more patents have been issued. At September 30, 2008, the intellectual property information has been submitted to the Company’s patent attorney and is being reviewed for patentability.
H. RECENTLY ISSUED ACCOUNTING STANDARD
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
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations — June 30, 2008 compared to June 30, 2007
We had a net loss of $50,474 for the three months ended September 30, 2008 compared to a net loss of $446,030 for the three months ended September 30, 2007.
License and other revenues are derived from our Product Identification systems sold principally to customers in the LCD monitor industry.

For the three months ended September 30, 2008, license and other revenue was $432,532 compared to $70,214 for the three months ended September 30, 2007, an increase of $362,318. The license and other revenue increase are attributable to growth of the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience demand for product identification product licenses in the LCD industry. The majority of the increase is a result of one customer purchasing a large quantity of our Vericode® for product identification and one customer using our expertise to port our technology into their reader during the three months ended September 30, 2008.
Cost of Goods Sold
Cost of sales for the three months ended September 30, 2008, totaled $63,596 and for the three months ended September 30, 2007, cost of sales were $30,887, an increase of $32,709. Charges of $28,875 for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased in December 2006, accounted for 45% and 93% of the total cost of goods sold for the three month periods ended September 30, 2008 and 2007, respectively. The remaining amount for the three months ended September 30, 2008 was a result of establishing a reserve for potential obsolescence of $3,000 and $31,721 for the cost of the licenses sold during the quarter and inventory used for testing and customer demonstrations. The remaining amount for the three months ended September 30, 2007 was for the cost of the licenses sold during the quarter.
Operating Expenses
Research and development expense for the three months ended September 30, 2008 totaled $99,095 versus $139,963 for the three months ended September 30, 2007. The decrease of $40,868 was principally the result of reduced consultant and project costs totaling $54,300 for the three months ended September 30, 2008 and an increase of $11,772 in engineering payroll due to increases and the hiring of higher quality engineers. For the three months ended September 30, 2008, the Company has been focusing on one major engineering project. Thereby eliminating a demand for additional outside engineering consultants and providing cost savings to the Company.
Sales and marketing expense for the three months ended September 30, 2008 were $37,146 compared to $51,052 for the three months ended September 30, 2007, a decrease of $13,906. For the three months ended September 30, 2008, the Company had no sales staff, accounting for $25,748 of cost savings compared to the same three month period ended September 30, 2007. The Company, for the three months ended September 30, 2008, paid out commissions of $13,033 compared to $608 for the three month period ended September 30, 2007.
General and administrative expenses for the three months ended September 30, 2008 were $284,230 compared to $303,884 for the three months ended September 30, 2007, a decrease of $19,654 over the three months ended September 30, 2007. The decrease was the result of some expenditures for the three months ended September 30, 2007 that did not occur in the three months ended September 30, 2008. Rent expense was lower by $7,400 due to the Company not renting two housing units for guests for the three months ended September 30, 2008, the Company reducing outside accounting fees by $20,890, and the reduction of amortization expense by $8,333. The Company did see increases of $11,328 for Directors and Officers insurance and $8,750 for outside consultants for the three months ended September 30, 2008. The Company acquired the Directors and Officers insurance so as to attract Board Members and the outside consultants were used to formulate a plan to allow Veritec to meet its compliance issues for SOX 404.

Other Income (Expense)
Interest income for the three months ended September 30, 2008 was $1,061 compared to $8,557 for the three months ended September 30, 2007 a decrease of $7,496. The decrease was a result of the Company’s need for cash to fund the operations, thus drawing down cash reserves and in so doing earning less interest.
Liquidity
For the three months ended September 30, 2008 and 2007, the Company had not received any cash from infringement revenue through its relationship with VData. The patents (4,924,078 and 5,612,524), which were the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office. United States District Court for the District of Minnesota recently ruled that the 5,612,524 patent was invalid and unenforceable. The Company plans to appeal this decision. As a result of these actions, infringement revenue from patents 4,924,078 and 5,612,524 has ceased.
At September 30, 2008, the Company has $313,896 and $20,605 of cash and working capital, respectively. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2009. The Company believes it will require additional funds to continue its operations through fiscal 2009 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs.
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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2008, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We do not use derivative instruments for speculative or investment purposes.

ITEM 4 CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. It was concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

ITEM 1 LEGAL PROCEEDINGS
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

On May 23, 2006, Vcode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants’ Credit Guide Co. The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. The Allstate Corporation and American Heritage Life Insurance Company have entered into a licensing agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants’ Credit Guide Co. have filed responsive pleadings in the action. PNY Technologies, Inc. has counterclaimed with allegations of non-infringement, invalidity, and inequitable conduct and is seeking attorney’s fees and costs. Defendant Aetna, Inc. filed a Motion to Dismiss and a Motion for Rule 11 Sanctions. The Court denied both of Aetna’s motions. Defendant Merchant’s Credit Guide Co. filed a Motion to Stay Alternative Motion for Sanctions. The Court granted Merchants’ Motion to Stay and the case is currently stayed pending reexamination of the patents. This case has not been set for trial.
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

ITEM 1A RISK FACTORS
There have been no material changes to our risk factors and uncertainties during the three months ended September 30, 2008. For a discussion of the Risk Factors, refer to the “Risk Factors” section of Item 1 in the Company’s Annual Report on Form 10-K for the period ended June 30, 2008.

ITEM 6 EXHIBITS

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

VERITEC, INC.

By	/s/ Van Thuy Tran Van Thuy Tran	November 14, 2008
Director, Chief Executive Officer

By	/s/ Van Thuy Tran Van Thuy Tran	November 14, 2008
Chief Financial Officer

EXHIBIT INDEX

31.1	CEO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).