Form 10-Q
period 2008-12-31
VERITEC INC
filed 2009-02-13
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to                     .
Commission File Number. 0-15113
VERITEC, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	95-3954373

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2445 Winnetka Avenue N. Golden Valley, MN	55427

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (763) 253-2670
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☑ No ☐
As of December 31, 2008, there were 15,115,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2008

PART I
ITEM 1 FINANCIAL STATEMENTS
VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS

Current Assets:
Cash	$172,538	$334,702
Accounts receivable, net	24,350	35,125
Inventories	16,248	30,632
Prepaid expenses	48,150	3,150

Total Current Assets	216,286	403,609

Property and Equipment, net	71,449	81,901
Other assets	43,756	43,756

Total Assets	$376,491	$529,266

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$81,535	$128,498
Accrued expenses	331,563	214,018

Total Current Liabilities	413,098	342,516

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,115,088 shares issued	151,151	151,151
Additional paid-in capital	13,687,055	13,674,471
Accumulated deficit	(13,875,813)	(13,639,872)

Total Stockholders’ Equity (Deficit)	(36,607)	186,750

Total Liabilities and Stockholders’ Equity (Deficit)	$376,491	$529,266

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2008	2007

License and other revenue	$268,327	$583,427

Cost of Sales	64,351	54,805

Gross Profit	203,976	528,622

Operating Expenses:
Selling, general and administrative	255,058	317,027
Research and development	135,277	150,313

Total Operating Expenses	390,335	467,340

Income/(Loss) from Operations	(186,359)	61,282

Other Income:
Interest income	891	5,498

Net Income/(Loss)	$(185,468)	$66,780

Income/(Loss) Per Common Share
Basic and Diluted	$(0.01)	$0.00

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended December 31,
	2008	2007

License and other revenue	$700,859	$653,641

Cost of Sales	127,946	85,692

Gross Profit	572,913	567,949

Operating Expenses:
Selling, general and administrative	576,434	671,963
Research and development	234,372	290,276

Total Operating Expenses	810,806	962,239

Loss from Operations	(237,893)	(394,290)

Other Income:
Interest income	1,952	14,055
Gain on sale of property and equipment	—	985

Total Other Income	1,952	15,040

Net Loss	$(235,941)	$(379,250)

Loss Per Common Share
Basic and Diluted	$(0.02)	$(0.03)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(235,941)	$(379,250)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	19,469	15,094
Amortization of software license	—	16,352
Stock based compensation	38,834	39,853
Interest income added to note receivable from RBA	—	(5,284)
Services applied to reduce note receivable from RBA	—	57,750
Gain on sale of property and equipment	—	(985)
Reverse allowance for note receivable from RBA	—	(48,000)
Changes in operating assets and liabilities:
Accounts receivable	10,775	(29,929)
Inventories	14,384	6,198
Prepaid expenses	(45,000)	14,675
Accounts payables and accrued expenses	44,332	(184,515)

Net cash used by operating activities	(153,147)	(498,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on note receivable	—	(50,950)
Purchase of property and equipment	(9,017)	(22,750)
Proceeds from sale of property and equipment	—	985

Net cash used in investing activities	(9,017)	(72,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on subscription receivable (including $7,557 interest credited to additional paid-in capital)	—	111,111

NET DECREASE IN CASH	(162,164)	(459,645)
CASH AT BEGINNING OF PERIOD	334,702	790,089

CASH AT END OF PERIOD	$172,538	$330,444

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$—	$27,450
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2008. The Condensed Consolidated Balance Sheet at June 30, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.
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
In November 2008, VData and Vcode mutually agreed to terminate the Exclusive License Agreement between the two companies.
Infringement revenue had been a primary source of revenue for the Company in past periods. Patents 4,924,078 and 5,612,524, which were the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office. The United States District Court for the District of Minnesota recently ruled that the 5,612,524 patent was invalid and unenforceable. The Company had been intending to pursue an appeal to this decision, however given the severance of the agreement with VData it is doubtful the Company will continue to consider the appeal. As a result of these actions and the termination of the Exclusive License Agreement with VData, infringement revenue from patents 4,924,078 and 5,612,524 has ceased.
D. SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition:
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, and identification card revenue (license and other) and infringement revenue. Revenues from licenses, hardware and identification cards are recognized when the product is shipped and collection is reasonably assured. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer’s hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.
The process for identification cards begins when a customer requests, via the internet, an identification card. The card is reviewed for design and placement of the data, printed and packaged for shipment. At the time the identification cards are shipped and the customer has met the required payment terms, the revenue is recognized.
The Company had received infringement revenue under an Exclusive License Agreement with VData. The Exclusive License Agreement with VData provided that all expenses related to the enforcement and licensing of the patents were the responsibility of VData. The Company and VData shared the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue had been recognized at the time it was received. None of the infringement revenue was refundable to any party once received. As a result of the United States District Court for the District of Minnesota ruling and the termination of the Exclusive License Agreement with VData, infringement revenue has ceased.
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
The weighted average shares outstanding were 15,115,088 and 15,113,088 for the three months ended December 31, 2008 and 2007, respectively. The weighted average shares outstanding were 15,115,088 and 15,104,958 for the six months ended December 31, 2008 and 2007, respectively. Potentially dilutive instruments include stock options, preferred stock and stock bonus/compensation (Note F). For the three months ended December 31, 2008, stock (1,050,000 restricted common shares), stock options (731,749 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share. For the six months ended December 31, 2008, stock (1,050,000 restricted common shares), stock options (731,749 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share. For the six months ended December 31, 2007, stock options (252,749 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share.
Diluted net income per common share for the three months ended December 31, 2007, was computed as follows:

Net income	$66,780

Weighted average shares outstanding	15,113,088
Incremental shares from assumed exercise or conversion of dilutive instruments:
Options	18,007
Preferred Stock	10,000

Shares outstanding — diluted	15,141,095

Income per common share — diluted	$0.00

F. STOCK-BASED COMPENSATION
The Company has agreements with certain employees and consultants that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of the grant for some of the employees and market price on the date of grant for the others, the options vest one year from date of grant, and the options expire five years after vesting. At December 31, 2008, the Company has commitments under these agreements to grant options to acquire 20,000 shares of the Company’s common stock for each fiscal year for 2010 through 2011 and 10,000 shares for each fiscal year for 2012 through 2013, totaling 60,000 shares.

A summary of outstanding stock options is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price
Outstanding at June 30, 2008	267,749	$0.82
Granted	464,000	$0.29

Outstanding at December 31, 2008	731,749	$0.48

The weighted-average remaining contractual life of stock options outstanding at December 31, 2008 is 5.2 years.
The weighted-average fair value of options granted for the three months ended December 31, 2008 and 2007 was $0.30 and $0.50, respectively. Stock-based compensation expense was $11,414 and $30,087 during the three months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was $125,097 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next four quarters.
The Board of Directors has authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. At December 31, 2008, stock and stock options totaling 444,249 have been committed under this authorization.
G. OTHER SIGNIFICANT EVENTS
In November 2006, the Company entered into an agreement with a manufacturing company to design and develop a line of readers to overcome the Company’s dependence on outside suppliers. In phase one of the project, a proto-type cell phone reader designed by the manufacturing company was evaluated and accepted. Phase Two of the project requires the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies. The agreement required a deposit of $30,000 and payments of $30,000 for reaching each of four defined milestones, with the total project cost not to exceed $150,000. The project has stalled and it is doubtful there will be any continuation thereof. The Company is considering their options but believes at this time they have little recourse against the manufacturer. To date the Company has made the required deposit of $30,000, a $20,000 advance and accrued another $95,000 of related expenses, for a total cost of $145,000 against the maximum expenditure of $150,000. Payments under this agreement are recorded as research and development expense as the service is provided.
In August 2007, the Company entered into an agreement with a consultant to purchase certain intellectual property. The agreement requires the Company to make a $25,000 payment once it has been proven that the intellectual property is patentable. It also requires the Company to issue 60,000 shares of the Company’s common stock to the consultant once one or more patents have been issued. At December 31, 2008, the intellectual property information has been submitted to the Company’s patent attorney and is believed to be patentable. The consultant has been issued the initial payment of $25,000.
On December 5, 2008, the Board of Directors accepted Ms. Van Tran’s resignation as President and CEO of Veritec. The Board, upon her resignation, appointed Ms. Tran as Veritec’s Executive Chairman of the Board and appointed Mr. Jeffrey Hattara to serve as the Company’s President and Chief Executive Officer (CEO). An employment agreement for Mr. Hattara has not yet been finalized. Until such time as the agreement has been completed, Mr. Hattara will assume the duties of the President and CEO of the Company with assistance from Ms. Tran who continues to oversee daily operations. Mr. Hattara will not be paid, at least initially, any annual salary, but the Company’s Board of Directors authorized the grant of restricted stock and stock options to Mr. Hattara, as further described below.

In addition, on December 5, 2008, the Board of Directors appointed Mr. Gerald Fors, former Chief Financial Officer of Veritec, to re-assume the position of Chief Financial Officer on a part time basis as a consultant until such time as the Company or Mr. Fors sever the relationship. Mr. Fors’ consulting agreement also has not yet been finalized although he has assisted the Company’s internal staff in the preparation of the financial information. Mr. Fors’ consulting agreement is expected to include hourly compensation and stock options.
On December 5, 2008, the Company’s Board of Directors granted Mr. Hattara 1,000,000 restricted shares of the Company’s common stock. Also on December 5, 2008, the board granted 50,000 shares of common stock to Veritec’s future in house attorney, who started in January 2008. The shares for both individuals were valued at the fair market price for December 5, 2008 of $0.30 per share, for a total expense to the Company of $26,250 for the three months and six months ended December 31, 2008. Of the 1,050,000 shares of common stock, 525,000 shares vest six months from the grant date of December 5, 2008 and the remainder six months later. The Board also granted eight employees a combined total of 444,000 options to purchase common stock at the fair market price of $0.30 per share. The stock options vest twelve months from the grant date of December 5, 2008 and have an additional five years in which to be exercised.
In addition, on December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000.
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
I. SUBSEQUENT EVENTS
In January 2009, the Company formed a new subsidiary, Veritec Financial Systems, Inc. (“VTFS”), a Delaware corporation. This new subsidiary was formed to engage in the business, among other things, of licensing the Company’s banking software to others and providing professional services in connection therewith.
Also on December 31, 2008, the Company entered into a six-month consulting contract with a commitment over the period of up to $150,000. The Company’s newly formed subsidiary (VTFS) entered into a twelve-month processing center contract, beginning February 1, 2009, with total commitment over the period of approximately $450,000.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations — December 31, 2008 compared to December 31, 2007
We had a net loss of $185,468 for the three months ended December 31, 2008 compared to a net income of $66,780 for the three months ended December 31, 2007. For the six months ended December 31, 2008, we had net loss of $235,941 compared to a net loss of $379,250 for the six months ended December 31, 2007.
License and Other Revenues
License and other revenues are derived from our Product Identification systems sold principally to customers in the LCD monitor industry.
For the three months ended December 31, 2008, license and other revenue was $268,327 compared to $583,427 for the 2007 period, a decrease of $315,100. Included in the license and other revenue for the 2007 period is $445,349 of infringement revenue which has since ceased. For the three months ended December 31, 2008, infringement income was $0. Excluding infringement revenue, license and other revenue increased for the three months ended December 31, 2008 by $130,249 compared to the 2007 period, which is attributable to growth of the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company believes, given the state of the economy, demand for product identification product licenses in the LCD industry will continue a downward trend. For the six months ended December 31, 2008 and 2007, the license and other revenue are $700,859 and $653,641, respectively. The first three months of fiscal 2009 saw large revenues from licenses as a result of the demand for LCD screens with the demand lessening the next three months. For the six months ended December 31, 2008 and 2007, revenue from infringement revenue was $0 and $445,349, respectively.
For the three months ended December 31, 2008 and 2007, the Company had received $0 and $445,349, respectively from infringement revenue through its relationship with VData. The patents (4,924,078 and 5,612,524), which were the subject of the infringement claims, are currently being reexamined by the U.S. Patent and Trademark Office. The United States District Court for the District of Minnesota recently ruled that the 5,612,524 patent was invalid and unenforceable. The Company had been intending to pursue an appeal to this decision, however given the severance of the agreement with VData it is doubtful the Company will continue to consider the appeal. As a result of these actions and the termination of the Exclusive License Agreement with VData, infringement revenue from patents 4,924,078 and 5,612,524 has ceased.
Cost of Goods Sold
Cost of sales for the three months ended December 31, 2008, totaled $64,351 and for the three months ended December 31, 2007, cost of sales were $54,805, an increase of $9,546. The increase was a result of the Company increasing its reserve for inventory obsolescence and using inventory items for purposes of product testing. For the six months ended December 31, 2008, cost of goods sold totaled $127,946 compared to the six months ended December 31, 2007 of $85,692. The increase of $42,254 resulted from establishing a reserve for potential obsolescence of $6,000 and $33,500 for the cost of the licenses sold and inventory used for testing and customer demonstrations.

Operating Expenses
Research and development expense for the three months ended December 31, 2008 totaled $135,277 versus $150,313 for the three months ended December 31, 2007. The decrease of $15,036 was principally the result of reduced project costs totaling $19,000 for the three months ended December 31, 2008. For the three months ended December 31, 2008, the Company has been focusing on one major engineering project, thereby eliminating a demand for additional outside engineering consultants and providing cost savings to the Company. For the six months ended December 31, 2008, research and development costs were $234,372 compared to $290,276 for the six months ended December 31, 2007, a difference of $55,904. For the six months ended December 31, 2008, labor costs increased $27,000 due to additional staffing and wage increases compared to the six months ended December 31, 2007. However the Company saw a decrease for the six months ended December 31, 2008 as a result of the elimination of a consultant position for $16,000 and the discontinuation of projects in the amount of $75,000.
Sales and marketing expense for the three months ended December 31, 2008 were $8,393 compared to $67,393 for the three months ended December 31, 2007, a decrease of $59,000. For the three months ended December 31, 2008, the Company had no sales staff, accounting for $38,477 of cost savings compared to the same three month period ended December 31, 2007. The Company also reduced its sales consultants by $11,510 for the three months ended December 31, 2008 compared to the same three months ended December 31, 2007. The Company, for the three months ended December 31, 2008, paid out commissions of $286 compared to $3,962 for the three month period ended December 31, 2007, a decrease of $3,676. Sales and Marketing expense for the six months ended December 31, 2008 were $45,539 compared to $118,444 for the six months ended December 31, 2007, a difference of $72,905. For the six months ended December 31, 2008, the Company had no sales staff, accounting for $66,736 of cost savings compared to the same six month period ended December 31, 2007. The Company also reduced its sales consultants by $9,000 for the six months ended December 31, 2008 compared to the same six months ended December 31, 2007. The Company, for the six months ended December 31, 2008, paid out commissions of $13,319 compared to $4,570 for the six month period ended December 31, 2007, an increase of $8,749. Reduced travel expenses also contributed to the reduction of sales and marketing expense between the periods.
General and administrative expenses for the three months ended December 31, 2008 were $246,665 compared to $249,634 for the three months ended December 31, 2007, a decrease of $2,969. The decrease was the result of reduced legal & audit expenses totaling $49,110 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. This reduction was offset by increased costs of $10,392 of increased insurance costs for Directors and Officers insurance coverage and stock and stock option expense of $38,834. For the six months ended December 31, 2008 general and administrative expenses were $530,895 versus $553,519 for the six months ended December 31, 2007, a decrease of $22,624. The decrease was a result of lower legal and audit fees of $44,211, amortization expense of $16,667, compliance reporting fees of $10,007, rent expense $8,233 and reduced cost of $6,823 for office supplies compared to the same period the prior year for a total of $85,941 in reductions. However those reductions were offset by increased costs for outside consultants of $7,549, increased insurance costs for Directors and Officers insurance coverage of $21,720 and reversal of bad debt in prior year of $48,000.
Other Income (Expense)
Interest income for the three months ended December 31, 2008 was $891 compared to $5,498 for the three months ended December 31, 2007 a decrease of $4,607. For the six months ended December 31, 2008 and 2007, interest income was $1,952 and $14,055, respectively. The decrease was a result of the Company’s need for cash to fund the operations, thus drawing down cash reserves and in so doing earning less interest.

Liquidity
At December 31, 2008, the Company has $172,538 and ($196,812) of cash and working capital, respectively. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2009. The Company believes it will require additional funds to continue its operations through fiscal 2009 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.
Commitments and Contractual Obligations
The Company has one annual lease commitment of $37,800 for the corporate office building, which is leased from Ms. Tran, which expires June 30, 2012. The Company has modified the lease commencing on January 1, 2009 to increase office space for the anticipated growth of its engineering department. The commitment is now $44,100 annually that expires on June 30, 2012. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the 3 1/2-year lease commitment is $154,350.
The Company has entered into a month-by-month lease commitment of $1,200 per month for corporate housing, which is leased from Lawrence Johanns, a principal shareholder. The commitment for corporate housing has commenced as of January 1, 2009 for the residence at 2415 Winnetka Avenue North, Golden Valley, Minnesota.
The Company entered into a six-month consulting contract on December 31, 2008 with a commitment over the period of up to $150,000. The Company’s newly formed subsidiary (VTFS) entered into a twelve-month processing center contract, beginning February 1, 2009, with total commitment over the period of approximately $450,000.
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

Revenue Recognition:
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, and identification card revenue (license and other) and infringement revenue. Revenues from licenses, hardware and identification cards are recognized when the product is shipped and collection is reasonably assured. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer’s hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.
The process for identification cards begins when a customer requests, via the internet, an identification card. The card is reviewed for design and placement of the data, printed and packaged for shipment. At the time the identification cards are shipped and the customer has met the required payment terms, the revenue is recognized.
The Company had received infringement revenue under an Exclusive License Agreement with VData. The Exclusive License Agreement with VData provided that all expenses related to the enforcement and licensing of the patents were the responsibility of VData. The Company and VData shared the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue had been recognized at the time it was received. None of the infringement revenue was refundable to any party once received. As a result of the United States District Court for the District of Minnesota ruling and the termination of the Exclusive License Agreement with VData, infringement revenue has ceased.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2008, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We do not use derivative instruments for speculative or investment purposes.
ITEM 4 CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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
PART II
ITEM 1 LEGAL PROCEEDINGS
Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. US Bank National Association has entered into a licensing agreement with the Company and the case as to that defendant was dismissed. The remaining defendants, Brother Industries, Ltd., Sato Corporation, and Toshiba Corporation, did not settle but were dismissed from the case without prejudice. VData and the Company had been waiting for resolution of the patent reexaminations, described below, before re-asserting claims against the remaining defendants. However, given the severance of the License Agreement between Vcode and VData and the outcome of the Cognex settlement, no further action will be taken.
On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action sought a ruling from the court that Vcode’s United States Patent No. 5,612,524 was not enforceable against Cognex Corporation and its customers, that the Company has defamed Cognex and that the Company has engaged in unfair and deceptive business practices in violation of Minnesota law. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff’s allegations and claims for damages, injunctive relief, attorney’s fees, and costs. On May 19, 2008, the summary judgment was received ruling in favor of Cognex on three of the four claims. The Court found that the asserted claims of the 5,612,524 patent were invalid, the entire patent unenforceable and denied a motion to dismiss the defamation claim. However the Court did grant our motion to dismiss the Minnesota DTPA (Deceptive Trade Practices Act) claim. Cognex subsequently filed a motion for the Court to declare this an exceptional case and award Cognex its attorney fees. On December 15, 2008, all parties reached a mutual settlement. As part of the settlement, the parties mutually agreed to waive their respective rights of appeal. The conditions of the settlement are confidential. The outcome of the settlement eliminates any potential financial liability the Company may have incurred.

On April 6, 2006, the U.S. Patent and Trademark Office granted a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 5,612,524. A response on behalf of the Company rebutting the allegations in the Request for Reexamination was filed with the U.S. Patent and Trademark Office. In December 2007, the Company received a determination by the U.S. Patent and Trademark Office stating that some of the claims in the patent were patentable and others were being rejected. The Company submitted a rebuttal against the decision in February 2008. Although the Company has not yet been notified of any final decision, it is doubtful the Company will continue any further pursuit of this decision, should it be adverse given the severance of the agreement with VData. The Company believes that when the final determination occurs, even if the determination remains adverse to the patent, it would not be detrimental to the Company’s ability to market its products, but will be detrimental to the collection of licensing fees based upon this patent.
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
On October 26, 2006, a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 4,924,078 was made. The Company was awaiting a determination from the U.S. Patent and Trademark Office as to whether a grant of the request for reexamination was merited. On January 17, 2007, the reexamination for United States Patent No. 4,924,078 was ordered. The Company believes that a determination adverse to the patent would not be detrimental to the Company’s ability to market its products, but would be detrimental to the collection of licensing fees based upon this patent.
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
ITEM 1A RISK FACTORS
There have been no material changes to our risk factors and uncertainties during the six months ended December 31, 2008. For a discussion of the Risk Factors, refer to the “Risk Factors” section of Item 1 in the Company’s Annual Report on Form 10-K for the period ended June 30, 2008.
ITEM 6 EXHIBITS
31.1	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	Veritec, Inc. Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VERITEC, INC.

By	/s/ Jeffrey Hattara Jeffrey Hattara	February 13, 2009
President, Chief Executive Officer

By	/s/ Gerald Fors Gerald Fors	February 13, 2009
Chief Financial Officer

EXHIBIT INDEX
31.1	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	Veritec, Inc. Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).