Form 10-Q
period 2009-03-31
VERITEC INC
filed 2009-05-15
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from  _____ to _____.
Commission File Number. 0-15113
VERITEC, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	95-3954373

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2445 Winnetka Avenue N. Golden Valley, MN	55427

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (763) 253-2670
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule l2b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 19 34 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of March 31, 2009, there were 15,115,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

Page No.

PART I	3

ITEM 1 FINANCIAL STATEMENTS	3

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4 CONTROLS AND PROCEDURES	13

PART II	14

ITEM 1 LEGAL PROCEEDINGS	14

ITEM 1A RISK FACTORS	14

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 6 EXHIBITS	15

SIGNATURES	16

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
ITEM 1 FINANCIAL STATEMENTS
VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash	$55,340	$334,702
Accounts receivable, net	42,057	35,125
Inventories	8,510	30,632
Prepaid expenses	4,350	3,150

Total Current Assets	110,257	403,609

Property and Equipment, net	96,569	81,901
Other assets	43,756	43,756

Total Assets	$250,582	$529,266

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$156,524	$128,498
Accrued expenses	358,605	214,018

Total Current Liabilities	515,129	342,516

Notes payable	437,473	—

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,115,088 shares issued	151,151	151,151
Additional paid-in capital	13,738,167	13,674,471
Accumulated deficit	(14,592,338)	(13,639,872)

Total Stockholders’ Equity (Deficit)	(702,020)	186,750

Total Liabilities and Stockholders’ Equity (Deficit)	$250,582	$529,266

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2009	2008

License and other revenue	$75,672	$317,244

Cost of Sales	105,697	38,635

Gross Profit (Loss)	(30,025)	278,609

Operating Expenses:
Selling, general and administrative	545,200	300,443
Research and development	138,446	127,062

Total Operating Expenses	683,646	427,505

Loss from Operations	(713,671)	(148,896)

Other Income:
Interest income	1,701	2,615
Interest expense	(4,555)	—

Total Other Income (Expense)	(2,854)	2,615

Net Loss	$(716,525)	$(146,281)

Loss Per Common Share
Basic and Diluted	$(0.05)	$(0.01)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended March 31,
	2009	2008

License and other revenue	$776,531	$970,886

Cost of Sales	233,644	124,327

Gross Profit	542,887	846,559

Operating Expenses:
Selling, general and administrative	1,121,632	972,408
Research and development	372,819	417,338

Total Operating Expenses	1,494,451	1,389,746

Loss from Operations	(951,564)	(543,187)

Other Income:
Interest income	3,653	16,671
Interest expense	(4,555)	—
Gain on sale of property and equipment	—	985

Total Other Income (Expense)	(902)	17,656

Net Loss	$(952,466)	$(525,531)

Loss Per Common Share
Basic and Diluted	$(0.06)	$(0.03)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(952,466)	$(525,531)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	32,807	24,152
Amortization of software license	—	25,000
Stock based compensation	151,614	56,060
Amortization of discount on notes payable	800	—
Interest income added to note receivable from RBA	—	(5,284)
Services applied to reduce note receivable from RBA	—	57,750
Gain on sale of property and equipment	—	(985)
Reverse allowance for note receivable from RBA	—	(48,000)
Interest added to notes payable	3,755	—
Changes in operating assets and liabilities:
Accounts receivable	(6,932)	(16,754)
Inventories	22,122	6,360
Prepaid expenses	(1,200)	14,675
Accounts payables and accrued expenses	67,613	(165,687)

Net cash used by operating activities	(681,887)	(578,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(47,475)	(25,917)
Advances on note receivable	—	(50,950)
Collection on notes receivable from RBA	—	125,000
Proceeds from sale of property and equipment	—	985
Purchase of patent	—	(25,000)

Net cash provided (used) by investing activities	(47,475)	24,118

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	450,000	—
Proceeds on subscription receivable (including $9,370 interest credited to additional paid-in capital)	—	166,667

Net cash provided by financing activities	450,000	166,667

NET DECREASE IN CASH	(279,362)	(387,459)
CASH AT BEGINNING OF PERIOD	334,702	790,089

CASH AT END OF PERIOD	$55,340	$402,630

NONCASH ACTIVITIES
Issuance of warrants for notes payable	$17,082	$—
Issuance of common stock for accrued expenses	—	27,450
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. THE COMPANY
References to the “Company” refer to Veritec, Inc. (Veritec) and its wholly owned subsidiaries VCode Holdings, Inc. (VCode), and Veritec Financial Systems, Inc. (VTFS).
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2008. The Condensed Consolidated Balance Sheet at June 30, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.
The accompanying condensed consolidated financial statements include the accounts of Veritec, VCode, and VTFS. All inter-company transactions and balances were eliminated in consolidation.
C. NATURE OF BUSINESS
The Company is primarily engaged in the development, marketing, and sales of a line of microprocessor based encoding and decoding systems that utilize Matrix Symbology technology, a two-dimensional barcode technology originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. The Company’s encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enable automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. Veritec has also developed a Secured Identification System based upon its proprietary VSCode® and VeriCode® Symbology. The Company’s Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual’s unique identity. The Company currently has three U.S. patents, three foreign issued patents, 12 U.S. patent applications pending, and 46 foreign patent applications pending.
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
In November 2008, VData and VCode mutually agreed to terminate the Exclusive License Agreement between the two companies. As a result of the termination of the Exclusive License Agreement with VData and conclusion of all lawsuits and enforcement activities by VData, infringement revenue from patents 4,924,078 and 5,612,524 has ceased.
In January 2009, Veritec formed VTFS to engage in the business, among other things, of licensing the Company’s banking software to others and providing professional services in connection therewith.

D. SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition:
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, identification card revenue (license and other) and infringement revenue. Revenues from licenses, hardware and identification cards are recognized when the product is shipped and collection is reasonably assured. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer’s hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.
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
The weighted average shares outstanding were 15,115,088 and 15,113,088 for the three months ended March 31, 2009 and 2008, respectively. The weighted average shares outstanding were 15,115,088 and 15,107,648 for the nine months ended March 31, 2009 and 2008, respectively. Potentially dilutive instruments include stock options, warrants, preferred stock and stock compensation (Notes F and H). For the three and nine months ended March 31, 2009, stock compensation (1,050,000 restricted common shares), stock options (731,749 common shares), warrants (225,000 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share. For the three months and the nine months ended March 31, 2008, stock options (282,749 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share.
F. NOTES PAYABLE
During the quarter ended March 31, 2009, pursuant to the terms of a Subscription Agreement and Investment Letter of Intent (the “Subscription Agreement”) the Company issued to certain entities, individuals, and employees of the Company unsecured convertible notes payable totaling $450,000, at an interest rate of 8% for a term of eighteen months. Under the terms of the note interest is accrued on the principal and becomes payable at maturity. The holders of the note have the option to convert the note into whatever form of security offered by the Company if there is a subsequent financing. As part of Subscription Agreement, each entity, individual, and employee also received warrants to purchase one share of common stock of the Company for every $2.00 of investment, at an exercise price of $2.00 per warrant share. The Company recorded a $17,082 discount on the notes payable for the value of the warrants issued. The discount is being amortized over the term of the notes payable. Unamortized discount was $16,282 at March 31, 2009.

G. STOCK-BASED COMPENSATION
The Company has agreements with certain employees and consultants that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of the grant for some of the employees and 15% below the market price on the date of grant for the others, the options vest one year from date of grant, and the options expire five years after vesting. At March 31, 2009, the Company has commitments under these agreements to grant options to acquire 20,000 shares of the Company’s common stock for each fiscal year for 2010 through 2011 and 10,000 shares for each fiscal year for 2012 through 2013, totaling 60,000 shares.
A summary of outstanding stock options is as follows:

	Number
	of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2008	267,749	$0.82

Granted	464,000	$0.29

Outstanding at March 31, 2009	731,749	$0.48

The weighted-average remaining contractual life of stock options outstanding at March 31 2009 is 5.0 years.
The weighted-average fair value of options granted for the three months ended March 31, 2008 was $0.27. Stock-based compensation expense was $34,030 and $16,207 during the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation expense was $152,446 and $56,060 during the nine months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $91,064 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next three quarters.
The Board of Directors has authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. At March 31, 2009, stock and stock options totaling 444,249 have been committed under this authorization.
In March 2009, the Company granted 225,000 warrants to purchase shares of common stock in connection with the issuance of notes payable. These warrants have a five year term and can be exercised immediately. The weighted-average exercise of warrants granted and outstanding at March 31, 2009 was $2.00. The weighted-average remaining contractual life of warrants outstanding at March 31, 2009 is 4.9 years. The weighted-average fair value of options granted for the three months and nine months ended March 31, 2009 was $0.08.
H. GOING CONCERN
The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2009, the Company has $55,340 and ($404,872) of cash and working capital, respectively. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2009 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2009 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

I. OTHER SIGNIFICANT EVENTS
On December 5, 2008, the Board of Directors accepted Ms. Van Tran’s resignation as President and CEO of Veritec. The Board, upon her resignation, appointed Ms. Tran as Veritec’s Executive Chairman of the Board and appointed Mr. Jeffrey Hattara to serve as the Company’s President and Chief Executive Officer (CEO). Ms. Tran continues to oversee certain daily operations.
In addition, on December 5, 2008, the Board of Directors appointed Mr. Gerald Fors, former Chief Financial Officer of Veritec, to re-assume the position of contract Chief Financial Officer on a part time basis as a consultant until such time as the Company or Mr. Fors sever the relationship. In March 2009 the consulting arrangement with Mr. Fors was terminated and Mr. Hattara was named interim Chief Financial Officer.
On December 5, 2008, the Company’s Board of Directors granted Mr. Hattara 1,000,000 restricted shares of the Company’s common stock and granted Mr. Thomas McPherson, the Company’s Vice President, General Counsel and Secretary 50,000 restricted shares of the Company’s common stock, who started in January 2008. The shares for both individuals were valued at the fair market price for December 5, 2008 of $0.30 per share, for a total expense to the Company of $78,750 and $105,000 for the three months and nine months ended March 31, 2009. Of the 1,050,000 shares of common stock, 525,000 shares vest six months from the grant date of December 5, 2008 and the remainder six months later. The Board also granted eight employees a combined total of 444,000 options to purchase common stock at the fair market price of $0.30 per share. The stock options vest twelve months from the grant date of December 5, 2008 and have an additional five years in which to be exercised.
In addition, on December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000.
The Company entered into a six-month consulting contract on December 31, 2008 with a commitment over the period of up to $150,000. This consulting contract was mutually terminated by the parties during the month of February 2009.
VTFS entered into a twelve-month processing center contract beginning February 1, 2009, with total commitment over the period of approximately $450,000.
J. RECENTLY ISSUED ACCOUNTING STANDARD
In September 2006, the Financial Accounting Standard Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (as amended)”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. SFAS No. 157 will be effective for the Company beginning fiscal year 2009. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurement of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Management is currently evaluating the impact SFAS No. 157 will have on the consolidated financial statements.
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
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-5 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase common stock and preferred stock and convertible debt are considered indexed to the Company’s stock. As a result, certain instruments currently reported as equity may be required to be reported as a liability under EITF 07-5. The Company will be required to adopt EITF 07-5, effective January 1, 2009, and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations – March 31, 2009 compared to March 31, 2008
We had a net loss of $716,525 for the three months ended March 31, 2009 compared to a net loss of $146,281 for the three months ended March 31, 2008. For the nine months ended March 31, 2009, we had net loss of $952,466 compared to a net loss of $525,531 for the nine months ended March 31, 2008. The primary reason for the increased operating loss was the startup of mobile banking operations (utilizing software technology licensed from RBA International, Inc.) at the ViaWest payment processing center in Denver, Colorado beginning February 1, 2009. The Company formed a wholly owned subsidiary, Veritec Financial Systems, Inc. (VTFS) for the purpose of operating this business. In addition to the startup of the processing center, VTFS hired nine key employees from RBA effective March 1, 2009. Veritec previously acquired a perpetual license from RBA for the unlimited deployment of this technology. Veritec expects to be issuing debit card and deploying the technology at other customer sites beginning in the fourth quarter of 2009.
License and Other Revenues
License and other revenues are derived from our Product Identification systems sold principally to customers in the LCD monitor industry.
For the three months ended March 31, 2009, license and other revenue was $75,672 compared to $317,244 for the 2008 period, a decrease of $241,572. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company believes, given the state of the world economy, demand for product identification product licenses in the LCD industry will continue a downward trend. For the three months ended March 31, 2009 and 2008, the Company had received no infringement revenue through its relationship with VData. The patents (4,924,078 and 5,612,524), which were the subject of the infringement claims have been reexamined by the U.S. Patent and Trademark Office. The U.S. Patent and Trademark Office confirmed and cancelled certain claims in both patents. For the nine months ended March 31, 2009 and 2008, the license and other revenue are $776,531 and $970,886, respectively. The first three months of fiscal 2009 saw large revenues from licenses as a result of the demand for LCD screens with the demand lessening the next three months. For the nine months ended March 31, 2009 and 2008, infringement revenue was $0 and $445,349, respectively.
Cost of Goods Sold
Cost of sales for the three months ended March 31, 2009, totaled $105,697 and for the three months ended March 31, 2008, cost of sales were $38,635, an increase of $67,062. The increase was a result of the Company increasing its reserve for inventory obsolescence and using inventory items for purposes of product testing. For the nine months ended March 31, 2009, cost of goods sold totaled $233,644 compared to the nine months ended March 31, 2008 of $124,327. The increase of $109,317 resulted from establishing a reserve for potential obsolescence of $9,000 and $33,500 for the cost of the licenses sold and inventory used for testing and customer demonstrations in addition to direct cost of services of $51,391 from the aforementioned VTFS’ operations.
Operating Expenses
Research and development expense for the three months ended March 31, 2009 totaled $138,446 versus $127,062 for the three months ended March 31, 2008 with an increase of $11,384 primarily due to increased compensation expense. For the nine months ended March 31, 2009, research and development costs were $372,819 compared to $417,338 for the nine months ended March 31, 2008, a decrease of $44,519. For the nine months ended March 31, 2009, labor costs increased $50,400 due to additional staffing and wage increases compared to the nine months ended March 31, 2008. However the Company saw a net decrease for the nine months ended March 31, 2009 as a result of the elimination of a consultant position for $48,000 and the completion of projects totaling $95,000.
Sales and marketing expense for the three months ended March 31, 2009 were $17,530 compared to $55,428 for the three months ended March 31, 2008, a decrease of $37,898. For the three months ended March 31, 2009, labor costs for the sales staff was $8,325 compared to $33,694 for the same three month period ended March 31, 2008, a decrease of $25,369. The Company also reduced its sales consultants by $6,599 for the three months ended March 31, 2009 compared to the same three months ended March 31, 2008. Sales and Marketing expense for the nine months ended March 31, 2009 were $63,069 compared to $173,872 for the nine months ended March 31, 2008, resulting in a cost savings of $110,803 over the same nine month period ended March 31, 2008. The Company reduced its sales consultants by $15,600 for the nine months ended March 31, 2009 compared to the same nine months ended March 31, 2008. The Company, for the nine months ended March 31, 2009, paid out commissions of $13,589 compared to $5,227 for the nine month period ended March 31, 2008, an increase of $8,362. Reduced travel expenses also contributed to the reduction of sales and marketing expense between the periods.

General and administrative expenses for the three months ended March 31, 2009 were $527,670 compared to $245,015 for the three months ended March 31, 2008, an increase of $282,655. The increase was the result of increase in stock compensation expense by $44,922, health insurance costs by $17,857, and allowance for note receivable by $110,795 compared to the three months ended March 31, 2008. For the nine months ended March 31, 2009 general and administrative expenses were $1,058,563 versus $798,536 for the nine months ended March 31, 2008, an increase of $260,027. The increase was a result of increases in salaries expense by $47,056, stock compensation expense by $95,554, health and business insurance expense by $45,169, allowance for note receivable by $111,023 among others. These increases were offset to some degree by reductions in professional fees that decreased by $51,785, public company fees decreased by $11,469, hardware expense decreased by $10,245, amortization expense decreased by $25,000, and the reversal of bad debt in the prior year of $48,000.
Other Income (Expense)
Interest income for the three months ended March 31, 2009 was $1,701 compared to $2,615 for the three months ended March 31, 2008 a decrease of $914. For the nine months ended March 31, 2009 and 2008, interest income was $3,653 and $16,671, respectively. The decrease was a result of the Company’s need for cash to fund the operations, thus drawing down cash reserves and in so doing earning less interest. Interest expense for the three months ended March 31, 2009, was $4,555 compared to $0 for the same three-month period ended March 31, 2008. For the nine months ended March 31, 2009 and 2008, interest expense was $4,555 and $0, respectively. The increase was due to issuance of notes payable.
Liquidity
At March 31, 2009, the Company has $55,340 and ($404,872) of cash and working capital, respectively. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2009 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2009 and to continue to develop its existing and future projects, and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.
Unsecured Note Payable/Subscription Agreement
During the quarter ended March 31, 2009, pursuant to the terms of a Subscription Agreement and Investment Letter of Intent (the “Subscription Agreement”) the Company issued to certain entities, individuals, and employees of the Company unsecured convertible notes payable totaling $450,000, at an interest rate of 8% for a term of eighteen months. Under the terms of the note interest is accrued on the principal and becomes payable at maturity. The holders of the note have the option to convert the note into whatever form of security is offered by the Company if there is a subsequent financing. As part of the Subscription Agreement, each entity, individual, or employee also received warrants to purchase one share of common stock of the Company for every $2.00 of investment, at an exercise price of $2.00 per warrant share.
Commitments and Contractual Obligations
The Company has one annual lease commitment of $37,800 for the corporate office building, which is leased from Ms. Tran, which expires June 30, 2012. The Company has modified the lease commencing on January 1, 2009 to increase office space for the anticipated growth of its engineering department. The commitment is now $50,400 annually that expires on June 30, 2012. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the 3 1/4-year lease commitment is $163,800.
The Company has entered into a month-by-month lease commitment of $1,200 per month for corporate housing, which is leased from Lawrence Johanns, a principal shareholder. The commitment for corporate housing has commenced as of January 1, 2009 for the residence at 2415 Winnetka Avenue North, Golden Valley, Minnesota.
The Company entered into a six-month consulting contract on December 31, 2008 with a commitment over the period of up to $150,000. This consulting contract was mutually terminated by the parties during the month of February 2009. The Company’s newly formed subsidiary (VTFS) entered into a twelve-month processing center contract, beginning February 1, 2009, with total commitment over the period of approximately $450,000.

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
The Company had received infringement revenue under an exclusive license agreement with VData. The agreement provided that all expenses related to the enforcement and licensing of the patents thereunder were the responsibility of VData. The Company and VData shared the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue had been recognized at the time it was received. None of the infringement revenue was refundable to any party once received. As a result of the United States District Court for the District of Minnesota ruling that one of the licensed patents was invalid and unenforceable and the recent termination of the agreement with VData, infringement revenue has ceased.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2008, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We do not use derivative instruments for speculative or investment purposes.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. It was concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.
Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1 LEGAL PROCEEDINGS
On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. On December 15, 2008, all parties reached a mutual settlement. As part of the settlement, the parties mutually agreed to waive their respective rights of appeal. The conditions of the settlement are confidential. The lawsuit was dismissed. The outcome of the settlement eliminates any potential financial liability the Company may have incurred.
On April 6, 2006, the U.S. Patent and Trademark Office granted a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 5,612,524.  On April 7, 2009, the USPTO issued a Reexamination Certificate confirming the patentability of certain of the claims and canceling other claims. This ruling is not detrimental to the Company’s ability to market its products.
On May 23, 2006, Vcode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants’ Credit Guide Co. The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. All of the parties stipulated to a dismissal of the lawsuit. The court entered its final order and dismissed the lawsuit on May 11, 2009.
On October 26, 2006, a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 4,924,078 was made.  On January 12, 2009, the USPTO issued a Notice of Intent to Issue Reexamination Certificate confirming the patentability of certain of the claims and canceling other claims. This ruling is not detrimental to the Company’s ability to market its products.
ITEM 1A RISK FACTORS
There have been no material changes to our risk factors and uncertainties during the nine months ended March 31, 2009. For a discussion of the Risk Factors, refer to the “Risk Factors” section of Item 1 in the Company’s Annual Report on Form 10-K for the period ended June 30, 2008.
ITEM 2 UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During March 2009, the Company entered into the Subscription Agreement with certain entities, individuals, and employees of the Company and in connection therewith, issued unsecured convertible notes in the aggregate amount of $450,000, at an interest rate of 8%, with a term of eighteen months. The transaction is a private placement exempt from registration under Section 4(2) of the Securities Act of 1993, as amended. Under the terms of the notes, interest is accrued on the principal and becomes payable at maturity. The holders of the notes have the option to convert the note into whatever form of security is offered by the Company if there is a subsequent financing. As part of the Subscription Agreement, each entity, individual, or employee also received warrants to purchase one share of common stock of the Company for every $2.00 of investment, at an exercise price of $2.00 per warrant share.

ITEM 6 EXHIBITS

10.1	Subscription Agreement and Letter of Investment Intent.

10.2	Unsecured Term Promissory Note.

10.3	Warrant to Purchase Common Stock.

31.1	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. §1350).

32.2	Veritec, Inc. Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

By	/s/ Jeffrey Hattara	May 15, 2009
Jeffrey Hattara
President, Chief Executive Officer and Interim Chief Financial Officer

By	/s/ Van Tran	May 15, 2009
Van Tran
Executive Chairman of the Board

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Subscription Agreement and Letter of Investment Intent.

10.2	Unsecured Term Promissory Note.

10.3	Warrant to Purchase Common Stock.

31.1	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. §1350).

32.2	Veritec, Inc. Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).