Form 10-K
period 2009-06-30
VERITEC INC
filed 2009-09-28
CIK 773318

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates, computed by reference to the average bid price of the common stock on December 31, 2008, was approximately $579,179.
Number of shares outstanding as of June 30, 2009 was: 16,165,088.

VERITEC, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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
ITEM 1 BUSINESS
Summary
The Company is primarily engaged in the development, marketing, sales and licensing of products and rendering of professional services related thereto in the following two fields of technology: (1) proprietary two-dimensional matrix symbology (also commonly referred to as “two-dimensional barcodes” or “2D barcodes”), and (2) mobile banking solutions.
In this Form 10-K, the Company’s two-dimensional matrix symbology technology will hereafter be referred to as the Company’s “Barcode Technology”, and the Company’s mobile banking technology will hereafter be referred to as its “Mobile Banking Technology”.
Company History
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
In 1995, an involuntary proceeding under Chapter 7 of the United States Bankruptcy Code was commenced against Veritec. The proceeding was subsequently converted to a Chapter 11 proceeding and a plan of reorganization was confirmed on April 23, 1997. The Chapter 11 plan was successfully completed and the proceeding was closed on October 13, 1999.

In November 2003, Veritec formed a wholly owned subsidiary, Vcode, Inc., to which it assigned its United States patents 4,924,078, 5,331,176 and 5,612,524, together with all corresponding patent applications, foreign patents, foreign patent applications, and all continuations, continuations in part, divisions, extensions, renewals, reissues and re-examinations. Vcode in turn entered into an Exclusive License Agreement with VData LLC (VData), an Illinois limited liability company unrelated to Veritec. The purpose of the incorporation of Vcode and the Exclusive Licensing Agreement was to allow VData to pursue enforcement and licensing of the patents against parties who wrongfully exploit the technology of such patents. VData is the wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG). The Exclusive License Agreement provided that all expenses related to the enforcement and licensing of the patents will be the responsibility of VData, with the parties sharing in the net proceeds, as specified under the terms of the agreement, arising from enforcement or licensing of the patents. In November 2008, VData and Vcode mutually agreed to terminate the Exclusive License Agreement between the two companies. As a result of the termination of the Exclusive License Agreement and conclusion of all lawsuits and enforcement activities by VData, infringement revenue has ceased.
In February 2005, an adverse ruling was made in the arbitration proceeding against Veritec in favor of Mitsubishi. This ruling compelled Veritec to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) for the District of Minnesota on February 28, 2005. After reaching an agreement with Mitsubishi and other creditors, in April 2006, Veritec’s Third Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 8, 2006, the Bankruptcy Court entered an Order and Final Decree and closed the Chapter 11 case. In connection with the settlement with Mitsubishi, Veritec obtained a license to certain Mitsubishi EDAC technology and Veritec granted Mitsubishi a license to Veritec’s proprietary VeriCode® Barcode Technology software.
Pursuant to an April 27, 2007 agreement between Veritec and RBA International, Inc. (“RBA”), Veritec acquired from RBA the source code, documentation and software to RBA’s Java and IVR software (used for the RBA banking system). In furtherance of such agreement, RBA granted Veritec a perpetual royalty-free non-exclusive worldwide license to use, modify and distribute such software, without restriction, to any existing or future customers. Veritec’s development under this license, as well as Veritec’s independent development of its own mobile banking applications and components, and integration of such items comprises Veritec’s Mobile Banking Technology.
On January 12, 2009, Veritec formed a wholly owned subsidiary, Veritec Financial Systems, Inc., a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization and Third-Party Servicer. As a Cardholder Independent Sales Organization, Veritec may promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank.
As used in this Form 10-K, the “Company” refers to Veritec, Inc., Vcode, Inc., and/or Veritec Financial Systems, Inc.

Our Products and Solutions
I. Barcode Technology
Based on our proprietary Barcode Technology, we developed and are marketing the following main products:
(a) Product Identification: The VeriCode®
Our principal licensed product to date that contains our VeriCode® barcode technology has been a Product Identification system for identification and tracking of manufactured parts, components and products. This technology has been licensed by the Company to manufacturers in the LCD screen manufacturing industry for many years. Licensing revenue for this product has come from the Asia-Pacific region.
The VeriCode® symbol is a two-dimensional high data density machine-readable symbol that can contain up to approximately 500 bytes of data. The VeriCode® symbol is based on a matrix pattern. The matrix is made up of data cells, which are light and dark contrasting squares. This part of the symbol looks like a scrambled chessboard. The matrix is enclosed within at least one or more solid lines and/or a solid border. Surrounding the solid border is a quiet zone of empty cells. This simple structure is the basis for the space efficiency of the symbol.
The size of the VeriCode® symbol is variable and can be increased or decreased depending on application requirements. The symbol can be configured to fit virtually any space. The data capacity of the symbol is also variable. By using a greater or smaller number of data cells, more or less information can be stored in the symbol.
Special orientation for reading the symbol is not necessary. The VeriCode® symbol can be read at high degrees of angularity from vertical, in any direction relative to the reader. Veritec’s symbology and reading software presently employs Error Detection and Correction (EDAC) technology of our own design. That means if a symbol is partially damaged or obscured, the complete data set stored in the symbol might be recovered. EDAC lowers the symbol’s data capacity, but it can permit data recovery if up to 25% of the symbol is damaged. With EDAC, the code will return either accurate information or no information, but it will not return false or wrong information.
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
(b) Secure Bio-ID Cards: The VSCode®
The VSCode® is a derivative of the VeriCode® symbol with the ability to encrypt a greater amount of data by increasing data density. The VSCode® is a data storage “container” that offers a high degree of security and which can also be tailored to the application requirements of the user. The VSCode® symbol can hold any form of binary information that can be digitized, including numbers, letters, images, photos, graphics, and the minutia for biometric information, including fingerprints and facial image data, to the extent of its data storage capacity, that are likewise limited by the resolution of the marking and reading devices employed by the user. VSCode® is ideal for secure identification documents (such as national identification cards, drivers licenses, voter registration cards), financial cards, medical records and other high security applications. Because the code may be encrypted on the card it can be an independent portable database containing non-duplicative information that is unique to the individual owner of the data or account information and/or the data can be verified through a central database while maintaining high security for the card issuer without the need of a PIN.

Secure Bio-ID cards contain the cardholder’s picture, fingerprint minutia and other pertinent data that can be produced in either a soft or hard card material. In fiscal 2008, the Company sold its first ID card printing system to an Indian tribe living in the U.S. that frequently crosses the U.S./Canadian border. The card printing system, which produces the ID card inclusive of the individual’s picture and Veritec’s VSCode®, allows the Indian tribe to produce identification cards that enable them to enroll tribal members and their descendants. The ID card includes the individual’s personal information and fingerprint, and can also store their facial image, all of which is stored inside the VSCode® in about the size of a postage stamp.
The FCR-100 is a compact fingerprint and card reader used to read and decode the VSCode® symbol and can be modified to meet specific application needs. The FCR-100 can be designed to work on most PC based operating systems, including the full suite of Windows® operating systems. This allows the operating system to function with the many different types of VSCode® applications such as bankcards, access control, personnel identification, border control, and hospital identification cards. The FCR—100 is connected and powered by a USB cable connection to a PC or server. The FCR-100 can be utilized with wireless applications and will allow multiple reading stations to be connected to a single computer.
Our VeriSuite™ card enrollment system was released in July 2009. The VeriSuite™ system is a user friendly and cost effective solution that gives governments and businesses the ability to provide cardholders with an identity card containing Veritec’s VSCode®. The VSCode® may have multiple encryption layers and the symbol has enough capacity to store personal data, fingerprint and/or facial image data, and other identifying information utilizing Veritec’s custom templates for each card type. The VeriSuite™ system includes the system software, facial image camera, fingerprint sensor, card reader, and an optional electronic signature pad. The system components are adaptable to be compliant with applicable government identity and financial card standards. The system supports magnetic stripe encoding for numerous applications including: financial cards, rewards programs, internal financial transactions (i.e. school lunch programs), and track three rewritable agency functions. It can also enable identity cards to link to Veritec’s unique real time, web based, PCI compliant processing capabilities to empower card issuers with Veritec’s sophisticated closed looped debit payment card infrastructure. The VeriSuite™ system provides secure Bio-ID Cards such as citizen identification, employee cards, health benefit cards, border control cards, financial cards, and more.
(c) PhoneCodes™
In its PhoneCodes™ product platform, Veritec developed software to send, store, display, and read a VeriCode® symbol on the LCD screen of a mobile phone. With the electronic media that provide the ease of transferring information over the web, Veritec’s PhoneCodes™ technology enables individuals and companies to receive or distribute gift certificates, tickets, coupons, receipts, or engage in banking transactions using the VeriCode® technology via wireless phone or PDA.
The GiftCode™ allows an individual to purchase, by phone, by internet or in person a gift card for a specific dollar amount from a retailer. The gift card can be sent to the recipient via wireless phone and include a message and a two-dimensional matrix code that has the detailed information of the gift card including the amount, the retailer, etc. That recipient can redeem the gift card by selecting merchandise from the retailer and redeeming the gift card value via a code reader at the register at the time of checkout. TicketCode™ for concerts, sporting events, theme parks, etc. can be purchased by phone or internet and received via wireless phone. The TicketCode™ also has the capabilities of including a message and the two-dimensional matrix code along with the event information (date, time, row, seat number, etc.) When arriving at the event, the wireless phone can be scanned at the gate via a code reader allowing immediate entrance.

The CouponCode™ is a means for a retailer to increase sales through personalized targeted marketing campaigns. The retailer can tailor the CouponCode™ with company graphics, text messages and the two-dimensional matrix code and send it directly to the customer’s wireless phone. The customer redeems the coupon by passing the wireless phone over the code reader and crediting the coupon value against the purchase.
The ReceiptCode™ is the means for financial institutions, retailers and consumers to add security to electronic on-line transactions by sending a receipt electronically in the form of a 2-D barcode. One example, banking over the Internet, the present system allows a purchase to take place by simply filling out the credit card number, expiration date and the three digit code on the back of the plastic card. Presently, the cardholder receives notification of the transaction at much later time via mail or Internet. A ReceiptCode™ would help prevent the fraudulent use of the card by notifying all parties involved instantly in real time by way of an electronic 2-D barcode which can be received over the cell phone.
II. Mobile Banking Technology
The Company believes that its Mobile Banking Technology platform and its MTC™ Program is a significant advance in mobile banking technology and is capable of bringing significant value to card issuing and sponsoring organizations, whether they be commercial or government.
(a) MTC™ Debit Card — Visa® Prepaid Card Programs
In the fourth quarter of fiscal 2009, the Company announced the release of its Mobile Toggle Card (MTC™) Program on the Company’s mobile banking software platform. Veritec’s mobile banking software platform is a debit based, pre-paid and gift card solution that is licensed by Veritec’s wholly owned subsidiary, Veritec Financial Systems, Inc. to debit card issuers and sponsoring organizations. Under the MTC™ Program, card issuers and sponsors may provide the MTC™ branded debit or gift cards to individuals with and without demand deposit accounts (e.g., the latter the “under-banked”). The MTC™ card may be part of a Visa® branded program and, as such, the cards are accepted anywhere in the world that Visa cards are accepted.
With an MTC™ card, the cardholders are empowered to combat unpermitted and fraudulent use of their debit cards by “toggling” their cards “on” and “off” with their mobile phones. Cardholders no longer have to completely rely on their card issuers to monitor possible fraudulent activity on their accounts. Cardholders can now de-activate their cards themselves, in real time, any time they choose to do so. In addition to this toggling feature, cardholders may apply for their cards online, arrange for direct deposits to be made to their cards, and transfer money to their card from another account. Cardholders may also elect to receive various alerts on their mobile phones about activity on their card. In the first quarter of fiscal 2010, the Company began accepting applications for the MTC™ card from individual applicants and issuing live Visa® branded debit cards under the MTC Mobile Toggle Card Program.
(b) Custom Branded Debit Card Programs
In addition to the MTC™ branded program, the Company enables card issuers and sponsors to issue debit, pre-paid and gift cards under their own branded programs through licensed use of the mobile banking platform and the Company’s provision of related professional services.

Veritec’s mobile banking solution also enables debit card programs to be processed in either an open or closed loop processing environment. In addition to its front-end licensing and professional services, the Company also provides back-end card processing services to the card issuing institutions for all cardholder transactions on the licensed platform. The Company’s Mobile Banking Technology resides within a Payment Card Industry (PCI) compliant data processing center.
Intellectual Property Rights
The Company was founded upon its intellectual property and in our opinion its intellectual property will give the Company a commercial advantage in the global marketplace. The Company relies on patent, trade secret, copyright and trademark law, as well as the company’s contractual terms with its customers, to define, maintain and enforce the Company’s intellectual property rights in its Barcode Technology, Mobile Banking Technology and other technologies and relationships.
The Company has a portfolio of five United States and seven foreign patents. In addition, we have seven U.S. and twenty-nine foreign pending patent applications.
A significant amount of the Company’s intellectual property takes the form of trade secrets and copyrighted works of authorship. The Company treats the source code to its Barcode Technology and Mobile Banking Technology as trade secrets, and its licensed software applications are copyrightable subject matter.
We have a portfolio of registered and pending trademarks in the U.S. and foreign jurisdictions, including registrations for the marks “VSCode” and “VeriCode”. The Company uses “Veritec” as a trade mark and service mark, as well as it serving as the Company’s trade name.
Major Customers
The Company’s two biggest customers in fiscal 2009 represented an aggregate of 50% of our revenue. During the fiscal year ended June 30, 2009 and 2008, 0% and 33% respectively, of our revenue was from our Exclusive License Agreement with VData. Of the remaining revenue, 87% and 59% was from customers outside the United States for the years ended June 30, 2009 and 2008, respectively.
Engineering, Research and Development
As of June 30, 2009, the Company employed five engineers and engaged two engineering independent contractors. During the fiscal year that ended June 30, 2009, we concentrated on several projects which included the continued development of the FCR-500 fingerprint and card reader, the Verisuite Bio-ID software platform, the PhoneCodes software platform, and the Mobile Banking Technology platform.
All of these projects are currently in various stages of development or have been completed.
Competition
Our Barcode Technology (e.g., VeriCode® and VSCode®) competes with alternative machine-readable codes such as conventional one dimensional and two dimensional bar code systems, including Data Matrix, QR, CP, Maxi Code, PDF-417, RF-ID and smart cards (e.g., cards with integrated circuits). We think that the Company’s Barcode Technology is far better than the 2D barcode competition because the competition here is a commodity focused principally on convenience. Our Barcode Technology is much more robust in terms of data storage and much more secure, due in part to the source code being kept as a trade secret. The Company’s Barcode Technology is far better than RF-ID and smart cards because it is far less expensive and it is not susceptible to breaking. Competitors offering alternative symbologies include Motorola Inc (NYSE: MOT); Zebra Technologies Corporation (NASDAQ: ZBRA); and Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI).

Many two-dimensional matrix symbology codes such as Data Matrix, QR Code and PDF-417 are “public domain” and are readily available on the Internet. As public domain technology, the source code containing the methods for writing and reading these codes are in the public domain and therefore known to developers and technology “hackers”. Veritec’s Barcode Technology remains proprietary; its source code is kept as a trade secret and thus is more secure than any such public domain code. Veritec believes that while many potential customers and users of symbology prefer to use a system that is believed to be in the public domain with open source code software applications, other companies, especially those requiring high security encoding and decoding capability will prefer to purchase “closed” or proprietary systems. Our technology may be the technology of choice for these potential customers.
Our Mobile Banking Technology competes with other independent sales organizations and third party services of Visa branded card programs, including TransCash Corporation, Ready Debit Card by MetaBank, Millenium Advantage Card by New Millenium Bank, and Wired Plastic by Bancorp Bank. The Company believes, however, that there are very few companies that have the Company’s collective attributes of (1) being an independent sales organization of Visa branded prepaid card programs, (2) being a third party servicer (e.g., back end processor) for banks issuing Visa branded prepaid card programs, (3) being the developer, marketer and licensor of the mobile banking platform on which Visa branded card program cardholder transactions take place, and (4) having a mobile banking platform that enables real-time transaction processing and enabling cardholders to manage their accounts by enabling cardholders to toggle their cards and their website accounts on and off via their mobile phones.
Employees
As of June 30, 2009, the Company employed fifteen employees and four independent contractor consultants.
Financial Information about Geographic Areas
For the fiscal year ended, June 30, 2009, United States customers accounted for 13% (41% in fiscal 2008) of the Company’s total revenue. The remaining revenue of 87% (59% in fiscal 2008) was from foreign customers. Our foreign revenues in all periods have been concentrated in Japan, Korea, Taiwan and Germany.
Available Information
The public may read and copy any materials we have filed with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We electronically file reports with the SEC. Filings may be found on the Internet site maintained by the SEC at www.SEC.gov. Other information about us can be found at our website, www.veritecinc.com and by contacting the Company at 2445 Winnetka Avenue North, Golden Valley, Minnesota 55427 (763) 253-2670. The information on our website is not part of this filing.

ITEM 1A RISK FACTORS
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
We Have a History of Operating Losses
We have a history of operating losses that were a substantial factor in the Company having been placed in bankruptcy from October 1995 through October 1999 and again from February 2005 through August 2006. In a significant effort to halt the continuation of these losses, in January 2009, we hired the immediate past President and CEO of Datacard Corporation, Jeffrey Hattara, to lead the organization in, among other things, defining new sales, marketing, product development and professional services strategies; adding critical sales, operational and engineering personnel resources to the organization; driving completion of new product and services offerings; entering new markets and developing strategic alliances; and making a market for the Company’s common stock; all in order to drive value for the Company’s shareholders. There can be no assurance that we will be successful in these efforts, and even if we are, whether we can become profitable.
There is Doubt About Ability to Continue as a Going Concern; We Recently Sold Convertible Securities, Potentially Resulting in Significant Dilution
The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s Executive Chair and a director, and 50% by Larry Johanns, a significant Company stockholder. In fiscal 2009, The Matthews Group, LLC, Company executives, a member of the Company’s Board of Directors, and other individuals loaned $905,000 to the Company in the form of convertible notes payable. Included in this amount was $550,000 made under a subscription agreement form of private offering. Through June 30, 2008, The Matthews Group, LLC made total payments of $2,000,000 as required under a subscription receivable. The holders of the notes have an option to convert the notes into whatever form of security may be offered by the Company if there is subsequent financing. In addition, the Company issued warrants to purchase an aggregate 275,000 shares of common stock at an exercise price of $2.00 per share. However additional capital most likely will be required to continue the Company’s business, and the Company has no guarantee that The Matthews Group, LLC, the executives, Board member, or other individuals will continue to provide funding. As of June 30, 2009, the Company had $50,019 in cash and a ($444,175) working capital deficit. The Company will require additional funds to continue its operations through fiscal year 2010 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. However, there is no assurance that the Company can be successful in raising such funds on commercially acceptable terms, generating the necessary sales or reducing major costs. If the Company is successful in raising such funds, it may result in substantial additional dilution to existing shareholders.
Further, due to the Company’s prior bankruptcies and history of losses, it may be difficult for the Company to raise additional funds, if required. If the Company cannot raise such capital, or if the cost of such capital is too high, we may be unable to successfully launch or continue development of new products. If losses continue, we may be unable to continue in business. These matters raise substantial doubt that the Company will be able to continue as a going concern.

Loss of the Services of Key Employees Could Harm Our Operations
The Company’s performance depends on the talents and efforts of our key management and technical employees. The loss of certain key individuals could diminish our ability to maintain relationships with current and potential customers or to meet development and implementation schedules for existing technology and the technology that the Company intends to introduce in the future. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical and managerial personnel. Currently the Chief Executive Officer is the interim Chief Financial Officer. Although we are in the process of hiring a suitable permanent candidate, we depend on our CEO, Board members and outside consultants to guide the Company’s financial operations while we continue the search. If we fail to attract or retain these key individuals in the future, our business could be disrupted.
We are Currently Dependent on a Limited Number of Customers
In fiscal 2009, 50% of our revenues were derived from our two largest customers. The loss of either or both of these customers would have a material effect on our business.
Infringement Revenues from VData and Intellectual Property Have Ceased
The Company historically has benefitted from infringement revenues from litigation initiated by VData for a significant portion of its revenue. The last such lawsuit was dismissed in May 2009 and there is no longer any infringement revenue coming into the Company from VData.
The Company faces Significant Competition, Which Will Impact Revenues
The Company currently relies heavily on its licensing revenue from customers in the Asia-Pacific region. We believe the cross-licensing agreement we executed with Mitsubishi that allowed for our emergence from bankruptcy and competition from others in the Machine Readable Information and symbology sector, has resulted in increased competition and impacted future sales. We also face significant competition in the market for our other products.
Our Bankruptcies Have Adversely Affected Our Business Operations
The Company’s history of two bankruptcy proceedings has made it difficult for the Company to establish new trade credit relationships with both vendors and customers. Although the Company believes it will restore its credibility going forward, the lack of trade credit could impair the Company’s ability to grow and implement its plans.
General Conditions Beyond the Company’s Control May Continue to Advsersely Affect Our Business
The general economic condition of the United States and other regions of the world, work disruptions, labor negotiations both at the Company and with our licensees and distributors, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other economic events all to varying degrees do, could and would have an effect upon the Company, some of which could have a material adverse impact.
ITEM 1B UNRESOLVED STAFF COMMENTS
Not applicable

ITEM 2 PROPERTIES
We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, a director and the Executive Chair of the Company. Our lease requires monthly payments of $4,200 and runs through June 30, 2012, with an option to automatically extend the lease for two one-year extensions.
Veritec leases on a month-to-month basis, a single-family residence located at 1300 Hillsboro, Golden Valley, Minnesota in order to provide business housing for the Company’s business visitors, consultants and employees from outside the State of Minnesota. The Company provides business housing in order to save on the expense of the high cost of local hotel lodging. The lease requires a monthly payment of $1,000. The residence is owned by Larry Johanns, a principal of The Matthews Group, LLC, and significant shareholder of the Company.
The Company leases on a month-to-month basis, a single-family residence located at 2415 Winnetka Ave. N., Golden Valley, Minnesota in order to provide business housing for the Company’s business visitors, consultants and employees from outside the State of Minnesota. The lease requires a monthly payment of $1,200. The residence is owned by Larry Johanns, a principal of The Matthew Group, LLC and significant shareholder of the Company.
The Company leases a single-family residence located at 10003 Crestridge Drive, Minnetonka, Minnesota, for a period of six months in order to provide business housing to one of its out of state employees. The residence is leased to the Company by Van Tran, the Executive Chair of the Company beginning September 2009. The monthly lease payment is $1,600.
ITEM 3 LEGAL PROCEEDINGS
In November 2008, VData and Vcode mutually agreed to terminate the Exclusive License Agreement between the two Companies. All patent infringement litigation commenced by VData has been concluded with the last lawsuit being dismissed on May 11, 2009. As of June 30, 2009, the Company is not a party to any lawsuits. The descriptions of the legal proceedings in this section are those proceedings that were finally resolved during fiscal year ending on June 30, 2009 or are otherwise related to such proceedings.
Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. US Bank National Association entered into a licensing agreement with the Company and the case as to that defendant was dismissed. The remaining defendants, Brother Industries, Ltd., Sato Corporation, and Toshiba Corporation, did not settle but were dismissed from the case without prejudice.
On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action sought a ruling from the court that Vcode’s United States Patent No. 5,612,524 is not enforceable against Cognex Corporation and its customers, that the Company has defamed Cognex and that the Company has engaged in unfair and deceptive business practices in violation of Minnesota law. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff’s allegations and claims for damages, injunctive relief, attorney’s fees, and costs. On May 19, 2008, summary judgment was entered in favor of Cognex on three of the four claims. The Court found that the asserted claims of the 5,612,524 patent were invalid, the entire patent unenforceable and denied our motion to dismiss the defamation claim. However the Court did grant our motion to dismiss the Minnesota DTPA (Deceptive Trade Practices Act) claim. Cognex subsequently filed a motion for the Court to declare this an exceptional case and award Cognex its attorneys’ fees. The Company, along with other defendants, filed an opposition to this motion. On December 15, 2008, all parties reached a mutual settlement. As part of the settlement, the parties mutually agreed to waive their respective rights of appeal. The conditions of the settlement are confidential. The lawsuit was dismissed. The outcome of the settlement eliminates any potential financial liability the Company may have incurred.
On April 6, 2006, the U.S. Patent and Trademark Office granted a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 5,612,524. A response on behalf of the Company rebutting the allegations in the Request for Reexamination was filed with the U.S. Patent and Trademark Office. In December 2007, the Company received a determination by the U.S. Patent and Trademark Office stating that some of the claims in the patent were patentable and others were being rejected. The Company submitted a rebuttal against the decision in February 2008. On April 7, 2009, the USPTO issued a Reexamination Certificate confirming the patentability of certain of the claims and canceling other claims. The Company does not expect this ruling to be detrimental to its ability to market its products.
On May 23, 2006, Vcode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants’ Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. The Allstate Corporation and American Heritage Life Insurance Company entered into a licensing agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants’ Credit Guide Co., filed responsive pleadings in the action. PNY Technologies, Inc. has counterclaimed with allegations of non-infringement, invalidity, and inequitable conduct and is seeking attorney’s fees and costs. Defendant Aetna, Inc. filed a Motion to Dismiss and a Motion for Rule 11 Sanctions. The Court denied both of Aetna’s motions. Defendant Merchant’s Credit Guide Co. filed a Motion to Stay Alternative Motion for Sanctions. The Court granted Merchants’ Motion to Stay and the case was stayed pending reexamination of the patents. All of the parties stipulated to a dismissal of the lawsuit. The court entered its final order and dismissed the lawsuit on May 11, 2009.
On October 26, 2006, a Third Party Request for an Ex Parte Reexamination of Vcode’s United States Patent No. 4,924,078 was made. On January 17, 2007, the reexamination for United States Patent No. 4,924,078 was ordered. On January 12, 2009, the USPTO issued a Notice of Intent to Issue Reexamination Certificate confirming the patentability of certain of the claims and canceling other claims. The Company does not expect this ruling to be detrimental to the Company’s ability to market its products.
On April 16, 2007, Vcode and VData filed a patent infringement case in the Eastern District of Texas against Cognex relating to United States Patent No. 5,331,176. Cognex counterclaimed for non-infringement and invalidity. In April 2008, the parties entered into an agreement to dismiss the lawsuit without prejudice and the lawsuit was dismissed.
Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on August 21, 2007, against Data Logic, Inc., Hand Held Products, Inc. and Siemens Energy and Automation, Inc. in the United States District Court for the District of Texas alleging violations of the Company’s Patent No. 5,331,176. Hand Held Products, Inc. entered into an agreement with the Company and the case as to that defendant was dismissed. The remaining parties reached an agreement to dismiss the action without prejudice and the case was dismissed on April 30, 2008.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Over the Counter Bulletin Board under the symbol VRTC. Prior to September 4, 2009, our common stock was traded in the over the counter markets and quoted on the OTC Pink Sheets. The following table sets forth the range of high and low bid quotes of our common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

Market Price Range of Common Stock	Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low	High	Low
September 30.40		.11	.80	.40
December 31.51		.11	.75	.27
March 31.30		.11	.30	.11
June 30.28		.11	.41	.17
Shareholders
As of July 20, 2009, there were approximately 794 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).
Dividend Information
We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
2,000 shares of common stock were issued to a Company employee as compensation in May 2008. 675,000 shares of common stock were issued to employees and directors as compensation during fiscal year 2009.

During 2009, pursuant to the terms of a Subscription Agreement and Investment of Intent (the “Subscription Agreement”) the Company issued to The Matthews Group, individuals, and employees of the Company unsecured convertible notes payable totaling $550,000, at an interest rate of 8% for a period of eighteen months. Included in these convertible notes payable was $150,000 to The Matthews Group. Under the terms of the notes interest is accrued on the principal and becomes payable at maturity. The holders of the notes have options to convert the notes into whatever form of security is offered by the Company if there is subsequent financing. As part of Subscription Agreement, The Matthews Group, individuals, and employees also received warrants to purchase one share of common stock of the Company for every $2.00 of investment, at an exercise price of $2.00 per warrant share. In addition the Company issued unsecured notes payable to The Matthews Group and certain individuals totaling $355,000 bearing an annual interest rate of 8% and maturing November 2009 and July 2010. Included in the unsecured notes payable was $310,000 issued to The Matthews Group.
All of the sales of securities above were issued pursuant to the exemption under Rule 506 under Regulation D under the Securities Act of 1933, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information with respect to shares of common stock issuable under outstanding options and warrants relating to compensation arrangements.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	721,749	$0.49	20,000

Total	721,749	$0.49	20,000

(1)	These equity compensation plans are comprised of individual compensation arrangements with certain employees of the Company.
ITEM 6 SELECTED FINANCIAL DATA
Not applicable.
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations — June 30, 2009 compared to June 30, 2008
We had a net loss of $1,658,625 in the fiscal year ended June 30, 2009 compared to a net loss of $768,879 in the fiscal year ended June 30, 2008.

Revenues
Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2009	2008	$	%

License	$863,137	$782,525	$80,612	10.3
Hardware	28,014	76,221	(48,207)	(63.2)
Identification Card	13,027	28,605	(15,578)	(54.5)
Infringement	—	445,349	(445,349)	(100.0)

Total Revenues	$904,178	$1,332,700	$(428,522)	(32.2)

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Infringement revenues resulted from patent infringement claims prosecuted by VData. Identification Card revenues in these periods were a result of sales of identification card systems.
The license revenue increase was mainly attributable to growth of the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively high demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased $299,640 in Taiwan, Japan, and Germany. The largest increase of our license sales for the year ended June 30, 2009, was in Korea, which increased $297,218.
We had infringement revenues in 2008 as the result of the two patents (U.S. Patent Nos. 4,924,078 and 5,612,524) that were the subject of our major infringement claims. Certain claims of these patents were ruled invalid by the U.S. Patent and Trademark Office during Reexamination proceedings, and a federal court held that one of the patents was invalid and unenforceable. As a result of the these rulings and the termination of the Exclusive License Agreement between VData and Vcode, infringement revenue from patents 4,924,078 and 5,612,524 has ceased. Therefore, we do not expect any further infringement revenues.
Cost of Goods Sold
Cost of sales for the year ended June 30, 2009, totaled $364,566 and for the year ended June 30, 2008, cost of sales was $196,442, an increase of $168,124. As a percentage of revenue, for the year ended June 30, 2009, cost of sales was 40.3% compared to 14.7% for the year ended June 30, 2008. The increase in the cost of sales as a percentage of revenue was principally the result of increases in the cost associated with the mobile debit card business. Charges of $207,084 and $115,500 for the years ended June 30, 2009 and 2008 respectively for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased in December 2006, accounted for 57% and 59% of the total cost of goods sold for the year ended June 30, 2009 and 2008. Included in the cost of goods sold for the year ended June 30, 2009, were network and consulting fees of $40,559 for the mobile debit card, web hosting cost of $3,939 and freight and handling expense of $3,286. Cost of goods sold associated with the license, hardware and identification revenue was $90,340 or 10.0% of total licensing, hardware and identification card revenue for the year ended June 30, 2009, compared to $59,942 or 6.8% for the year ended June 30, 2008.

Operating Expenses
Research and development expense for the year ended June 30, 2009 totaled $577,003 versus $580,220 for the year ended June 30, 2008 a decrease of $3,217. Consultant and project costs were $254,090 for the year ended June 30, 2009 compared to $399,450 for the year ended June 30, 2008, a difference of $145,360. This cost savings was the result of the Company’s reduction in the use of outside consultants and contractors for projects. However this cost savings was offset by increased research and development salaries and related payroll costs that increased by $137,511 during the year ended June 30, 2009 due to additional employees hired as a result of the mobile card business.
Sales and marketing expense for the fiscal year ended June 30, 2009 was $100,015 compared to $242,839 for the fiscal year ended June 30, 2008, a decrease of $142,824. For the year ended June 30, 2009, the Company’s tradeshow and travel costs were $5,008 compared to $32,228 for the year ended June 30, 2008, a decrease of $27,220. During 2009, the Company reduced international sales travels thereby incurring less travel costs. The Company reduced its sales and marketing payroll costs by $76,948 for the year ended June 30, 2009, by reducing its workforce in response to the Company’s declining revenues.
General and administrative expenses for the fiscal year ended June 30, 2009 were $1,502,249, compared to $1,099,634 for fiscal year ended June 30, 2008, an increase of $402,615 over the prior year ended June 30, 2008. The increase was the result of increases in stock compensation by $196,637, salaries costs by $126,782, health insurance by $32,802, directors’ fees by $36,000, administrative consultant costs by $25,439, and allowance for note receivable by $164,205 compared to the year ended June 30, 2008. Other significant decreases during the year ended June 30, 2009, compared to the prior year included a reduction in hardware expense by $27,467, and amortization expense by $83,333. Legal and audit expenses for the year ended June 30, 2009 compared to the year ended June 30, 2008 were down by $69,068, a result of internal staffing performing more of the tasks.
Other Income (Expense)
Interest income for the fiscal year ended June 30, 2009 was $3,706 compared to $17,833 for the fiscal year ended June 30, 2008 a decrease of $14,127. The decrease was a result of the Company’s need for cash to fund the operations, thus drawing down cash reserves and in so doing earning less interest. Interest expense for the fiscal year ended June 30, 2009 was $21,894 compared to $0 in fiscal year 2008 as a result of financing activities during fiscal 2009 compared to none in fiscal 2008.
Capital Expenditures and Commitments
During the fiscal year ended June 30, 2009, we made capital purchases of $55,083 compared to $27,672 in 2008. For the year ended June 30, 2009, the Company purchased computer equipment necessary for R&D testing and design for $2,819 and for production of PhoneCodes© totaling $8,110. The Company also spent $25,000 to upgrade its computer equipment at its payment processing center in Denver, Colorado in addition to $3,568 for its card printing equipment. The remaining amount of $15,586 was spent on office remodeling and office equipment.
Liquidity
For the years ended June 30, 2009 and 2008, the Company received cash from infringement revenue of $0 and $445,349, respectively, through its relationship with VData. The patents (4,924,078 and 5,612,524), which were the subject of the infringement claims, were reexamined by the U.S. Patent and Trademark Office. United States District Court for the District of Minnesota recently ruled that the 5,612,524 patent was invalid and unenforceable. As a result of these actions together with the termination of the Exclusive License Agreement between VData and Vcode, infringement revenue from patents 4,924,078 and 5,612,524 has ceased.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s Executive Chair and a director, and 50% by Larry Johanns, a significant Company stockholder. In fiscal 2009 The Matthews Group, LLC, Company executives, a member of the Company’s Board of Directors, and other individuals loaned $905,000 to the Company. Included in this amount was $550,000 made under a subscription agreement form of private offering. Through June 30, 2009, The Matthews Group, LLC made total payments of $2,000,000 as required under a subscription receivable. In July 2009, the Company issued to The Matthews Group an unsecured demand note for $100,000 at an interest rate of 8% per annum. In August 2009, the Company issued to the Matthews Group a secured note payable for $384,250 at an interest rate of 8% per annum, for which it was granted a security interest in the Company’s intellectual property. However additional capital most likely will be required to continue the Company’s business, and the Company has no guarantee that The Matthews Group, LLC, the executives, Board member, and other individuals will continue to provide funding. As of June 30, 2009, the Company had $50,019 in cash and a ($444,175) working capital deficit. The Company will require additional funds to continue its operations through fiscal year 2010 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. However, there is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs.
Further, due to the Company’s prior bankruptcies and history of losses, it may be difficult for the Company to raise additional funds, if required. If the Company cannot raise such capital, or if the cost of such capital is too high, we may be unable to successfully launch or continue development of new products. If losses continue, we may be unable to continue in business.
Commitments and Contractual Obligations
The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran that expires June 30, 2012. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the 3-year lease commitment is $151,200. In addition the Company has a six-month lease commitment for corporate housing at 10003 Crestridge Drive, Minnetonka, Minnesota which is leased from Ms. Tran. The lease expires February 28, 2010 with the option to convert into month to month lease. The monthly lease commitment is $1,600. The Company also has month-to-month leases for corporate housing at 1300 Hillsboro, Golden Valley, Minnesota and 2415 Winnetka Ave. N., Golden Valley, Minnesota which are leased from Larry Johanns, a principal of The Matthews Group, LLC, and significant shareholder of the Company. The monthly lease commitments are $1,000 and $1,200, respectively.
VTFS entered into a twelve-month processing center contract beginning February 1, 2009, with monthly commitments of approximately $34,200.
Subsequent to the fiscal year ended June 30, 2009, the Company entered into consulting and confidentiality agreements with various individuals and entities. The future commitment under these consulting agreements was $746,300 through August 2010. The Company also entered into sales and confidentiality agreements with various individuals and entities for the marketing of its mobile debit card in return for commissions from sales revenue from its debit card transactions.
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
In the past the Company received infringement revenue under its Exclusive License Agreement with VData. VData is a wholly owned subsidiary of Acacia Research Corporation (NASDAQ: ACTG). The Exclusive License Agreement with VData provides that all expenses related to the enforcement and licensing of the patents is the responsibility of VData. The Company and VData share the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue is recognized at the time it is received. None of the infringement revenue is refundable to any party once received. In November 2008, VData and Vcode mutually agreed to terminate the Exclusive License Agreement between the two Companies.
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial instruments include cash and cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2009, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We do not use derivative instruments for speculative or investment purposes.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Veritec, Inc.
Golden Valley, Minnesota
We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and limited cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lurie Besikof Lapidus & Company, LLP
Lurie Besikof Lapidus & Company, LLP Minneapolis, Minnesota September 28, 2009

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008

	2009	2008
ASSETS

Current Assets:
Cash	$50,019	$334,702
Accounts receivables, net of allowance of $8,400 and $23,000	28,376	35,125
Inventories	6,217	30,632
Prepaid expenses	23,281	3,150
Employee advances	8,500	—

Total Current Assets	116,393	403,609

Property and Equipment, net	93,292	81,901
Other Assets	43,756	43,756

Total Assets	$253,441	$529,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Note payable	$20,039	$—
Accounts payable	187,368	128,498
Accrued expenses	353,161	214,018

Total Current Liabilities	560,568	342,516

Notes Payable	885,673	—

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 16,165,088 and 15,115,088 shares issued	161,651	151,151
Additional paid-in capital	13,943,046	13,674,471
Accumulated deficit	(15,298,497)	(13,639,872)

Total Stockholders’ Equity (Deficit)	(1,192,800)	186,750

Total Liabilities and Stockholders’ Equity (Deficit)	$253,441	$529,266

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

Revenues:
License	$863,137	$782,525
Hardware	28,014	76,221
Identification Card	13,027	28,605
Infringement	—	445,349

Total revenues	904,178	1,332,700

Cost of Sales	364,566	196,442

Gross Profit	539,612	1,136,258

Operating Expenses:
General and administrative	1,502,249	1,099,634
Sales and marketing	100,015	242,839
Research and development	577,003	580,220

Total Operating Expenses	2,179,267	1,922,693

Loss from Operations	(1,639,655)	(786,435)

Other Income (Expense):
Interest income	3,706	17,833
Interest expense	(21,894)	—
Other	(782)	(277)

Total Other Income (Expense)	(18,970)	17,556

Net Loss	$(1,658,625)	$(768,879)

Loss Per Common Share —
Basic and Diluted	$(0.11)	$(0.05)

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2009 AND 2008

						Additional
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity (Deficit)

BALANCE, June 30, 2007	1,000	$1,000	15,096,088	$150,961	$(193,876)	$13,575,926	$(12,870,993)	$663,018

Imputed interest on subscription receivable	—	—	—	—	(9,828)	9,828	—	—
Subscription receivable reduction	—	—	—	—	203,704	—	—	203,704
Stock option expense	—	—	—	—	—	60,758	—	60,758
Common stock issued to employee and consultant	—	—	19,000	190	—	27,959	—	28,149
Net loss	—	—	—	—	—	—	(768,879)	(768,879)

BALANCE, June 30, 2008	1,000	1,000	15,115,088	151,151	—	13,674,471	(13,639,872)	186,750

Issuance of restricted shares	—	—	1,050,000	10,500	—	173,250	—	183,750
Stock option expense	—	—	—	—	—	74,345	—	74,345
Warrants issued for notes payable	—	—	—	—	—	20,980	—	20,980
Net loss	—	—	—	—	—	—	(1,658,625)	(1,658,625)

BALANCE, June 30, 2009	1,000	$1,000	16,165,088	$161,651	$—	$13,943,046	$(15,298,497)	$(1,192,800)

See notes to consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,658,625)	$(768,879)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	43,151	33,776
Amortization of software license	—	83,333
Allowance on notes receivable from RBA	108,757	—
Stock issued for compensation	295,595	61,457
Loss (gain) on sale of property and equipment	541	(985)
Interest income added to note receivable from RBA	—	(5,284)
Services applied to reduce note receivable from RBA	—	57,750
Reverse allowance for note receivable from RBA	—	(48,000)
Amortization of discount on notes payable	3,873	—
Interest added to notes payable	17,819	—

Changes in operating assets and liabilities:
Accounts receivable	6,749	(23,198)
Inventories	24,415	(4,419)
Prepaid expenses	(5,581)	24,175
Employee advances	(8,500)	—
Accounts payables and accrued expenses	145,963	(91,180)

Net cash used by operating activities	(1,025,843)	(681,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable from RBA	(110,885)	(50,950)
Proceeds from sale of property and equipment	—	985
Collections on notes receivable from RBA	—	125,000
Purchases of equipment	(52,955)	(27,672)
Patent costs	—	(25,000)

Net cash used by investing activities	(163,840)	22,363

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	905,000	—
Proceeds on subscription receivable	—	203,704

Net cash provided by financing activities	905,000	203,704

NET DECREASE IN CASH	(284,683)	(455,387)

CASH AT BEGINNING OF YEAR	334,702	790,089

CASH AT END OF YEAR	$50,019	$334,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$203	$—

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	—	27,450
Purchase of property and equipment by reducing note receivable from RBA	2,128	—
Issuance of warrants for notes payable	20,980	—
Prepaid insurance financed by accrued expenses	14,550	—

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiaries, Vcode Holdings, Inc. (Vcode), and Veritec Financial Systems, Inc. (VTFS).
Nature of Business
The Company is primarily engaged in the development, marketing, sales and licensing of products and rendering professional services related thereto in the following two fields of technology: (1) proprietary two-dimensional matrix symbology (also commonly referred to as “two-dimensional barcodes” or “2D barcodes”) originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780, and (2) mobile solutions. The Company’s encoding and decoding systems allow a manufacturer, distributor, reseller or user of products, to create and apply unique identifiers to the products in the form of a coded symbol. The coded symbol containing the binary encoded data applied to the product enable automated manufacturing control, together with identification, tracking, and collection of data through cameras, readers and scanners also marketed by the Company. The collected data is then available for contemporaneous verification or other user definable purposes. Veritec has also developed a Secured Identification System based upon its proprietary VSCode® and VeriCode® Symbology. The Company’s Secured Identification System enables the storage of images, biometric information and data for contemporaneous verification of an individual’s unique identity. In addition to its United States patents, the Company holds patents in Europe (German Patent No. 69033621.7; French Patent No. 0438841; and Great Britain Patent No. 0438841); and has applications pending with the United States Patent and Trademark Office for uses of its Multi-Dimensional Matrix Symbology.
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
The Exclusive License Agreement provided that all expenses related to the enforcement and licensing of the patents will be the responsibility of VData with the parties sharing the net proceeds, as specified under the terms of the agreement, arising from enforcement or licensing of the patents.
Infringement revenue has been the primary source of revenue for the Company in prior periods. Patents 4,924,078 and 5,612,524, which were the subject of the infringement claims, were reexamined by the U.S. Patent and Trademark Office. United States District Court for the District of Minnesota recently ruled that the 5,612,524 patent was invalid and unenforceable. In November 2008, VData and Vcode mutually agreed to terminate the Exclusive License Agreement between the two Companies. As a result of the termination of the Exclusive License Agreement and conclusion of all lawsuits and enforcement activities by VData, infringement revenue from patents 4,924,078 and 5,612,524 has ceased.

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Veritec, Vcode, and VTFS. All inter-company transactions and balances were eliminated in consolidation.
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
Cash Concentrations
The Company maintains cash in a financial institution, which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.
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
Inventories
Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method. Inventory is net of reserves of $22,300 and $21,600 as of June 30, 2009 and 2008, respectively.

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
Software License
The software license from RBA International, Inc. (RBA) is capitalized at cost and amortized using the straight-line method over an estimated useful life of five years. In fiscal year 2008, the Company believes that this license would not generate any revenue therefore the entire remaining unamortized cost of $83,333 was amortized as of June 30, 2008. Subsequent to that event, on December 31, 2008, the Company restructured its agreement with RBA and incorporated VTFS to help Veritec implement the banking platform utilizing the software license from RBA.
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
In the past, the Company received infringement revenue under its Exclusive License Agreement with VData The Exclusive License Agreement with VData provided that all expenses related to the enforcement and licensing of the patents was the responsibility of VData. The Company and VData shared the net proceeds arising from enforcement or licensing of the patents. As a result, all infringement revenue was recognized at the time it was received. None of the infringement revenue is refundable to any party once received. In November 2008, VData and Vcode mutually agreed to terminate the Exclusive License Agreement. As a result infringement revenue has ceased.

Shipping and Handling Fees and Cost
For the year ended June 30, 2009 and 2008, shipping and handling fees billed to customers were included in revenues and shipping and handling costs were included in cost of sales.
Research and Development
Research and development costs were expensed as incurred.
Loss per Common Share
Basic net loss per common share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted net loss per common share, in addition to the weighted-average number of common shares outstanding determined for basic net loss per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include stock options, stock warrants, preferred stock and unvested restricted shares. For the year ended June 30, 2009, stock options (721,749 common shares) stock warrants (275,000 common shares), preferred stock (10,000 common shares) and unvested restricted shares (525,000 common shares) and for the year ended June 30, 2008, stock options (267,749 common shares), and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share.
The weighted average shares outstanding at June 30, 2009 and 2008, was 15,151,047 and 15,109,246, respectively.
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
Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (as amended)”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. The Company adopted SFAS 157 for financial assets and liabilities beginning fiscal 2009.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurement of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FSP 157-2 will have on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities SFAS 159 (as amended), Including an Amendment of FASB Statement No. 115,” which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company adopted SFAS 159 beginning fiscal 2009 and elected not to measure any additional financial instruments or other items at fair value.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations, and other generally accepted accounting principals. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that this FSP FAS 142-3 will have on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, FSP FAS 107-1 requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not to have a material impact on the Company’s financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS 165 in June 2009.
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s Executive Chair and a director, and 50% by Larry Johanns, a significant Company’s stockholder for funding. Through June 2009, TMG has funded the entire $2,000,000, of the original stock subscription receivable. During fiscal year 2009, TMG, a Board member, executives, and some individuals have funded additional $905,000, under a subscription agreement and notes payable.
Infringement revenue had been the primary source of revenue for the Company in prior periods. For the fiscal years ended June 30, 2009 and 2008, the Company has recognized infringement revenue of $0 and $445,349, respectively, through its relationship with VData. Also Patents 4,924,078 and 5,612,524, which have been the subject of the infringement claims, were reexamined by the U.S. Patent and Trademark Office and were the subject of a declaratory judgment action seeking to declare the patents invalid. In May 2008, the Court found the asserted claims of the 5,612,524 patent invalid. In November 2008, VData and Vcode mutually agreed to terminate the Exclusive License Agreement between the two Companies. As a result the infringement claims have ceased.
At June 30, 2009, the Company has $50,019 and $(444,175) of cash and a working capital deficit, respectively. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2010. The Company will require additional funds to continue to exist and develop future projects either by receiving investment funds or increased revenue; there can be no assurance that the Company would be successful in raising such funds or increasing revenue. Subsequent to June 30, 2009, the Company has received additional financing of $535,750 through September 28, 2009.
NOTE 3 — NOTES RECEIVABLE
In June 2007, the Company provided a $125,000 line of credit bearing interest at 10% to RBA, a software Company that specializes in the financial services industry. RBA had borrowed the maximum of $125,000. On January 24, 2008, RBA repaid the note plus accrued interest. For the year ended June 30, 2008, the Company recognized income of $48,000 from the reversal of the June 30, 2007 allowance for this note receivable.
During 2009, the Company loaned RBA $110,885 under unsecured demand note bearing interest at the annual rate of 8%. The Company fully provided an allowance for the note as collection is not expected. In May 2009, $2,128 of the note receivable was applied as payment for office equipment received from RBA.

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	June 30,
	2009	2008

Furniture and equipment	$136,975	$120,010
Software	73,000	48,000
Vehicles	23,301	23,301

	233,276	191,311
Less accumulated depreciation	139,984	109,410

	$93,292	$81,901

All property and equipment is located in the United States.
NOTE 5 — OTHER ASSETS
Software License
The software license of $0 was net of accumulated amortization of $100,000 at June 30, 2008. Amortization expense for software license was $83,333 for fiscal year 2008.
Patents Costs
The patent application costs are capitalized and, when approved, will be amortized over its estimated useful life. If not approved, or if considered impaired, these costs will be written off when deemed impaired. The patent application costs consist of $18,756 of the PhoneCode© technology and $25,000 of the VSCode® technology.

NOTE 6 — NOTES PAYABLE
Notes payable consisted of the following:

June 30, 2009

Notes payable (includes $449,120 to related parties), unsecured, interest at 8%, due September 2010 through November 2010, net of unamortized discount of $17,108 using effective interest rates ranging from 2% to 3%. The principal and accrued interest are convertible into form of security and price offered in subsequent financings. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount is being amortized over the term of the notes payable.
$546,564

Notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.33 per share, interest at 8%, due July 2010.	339,109

Note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009.	20,039

Total	905,712
Less current note	20,039

Notes Payable, less current note	$885,673

Subsequent to year end and through September 28, 2009, the Company borrowed additional $535,750 with annual interest at 8%, $485,750 of the note is due to a related party (of which $1,500 is convertible into common stock at $0.33 per share, due in July 2010; $100,000 is unsecured and due on demand; $384,250 is secured with a security interest in the Company’s intellectual property and due in August 2010) and $50,000 of the note is due to an unrelated party and convertible into common stock at $1.00 per share subject to board of directors’ approval and due in November 2009.
Future maturities of notes payable are as follows:

Fiscal Year	Total

2010	$170,039
2011	1,271,423

Total	$1,441,462

The future maturities include amounts borrowed in subsequent periods as described above.

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
Stock Bonus/Compensation
The Company has an agreement with an employee to issue 5,000 shares of the Company’s common stock beginning August 2006 and 2,000 shares of the Company’s common stock annually each May thereafter for five years. Compensation expense related to this agreement was $700 for the year ended June 30, 2008. The employment was terminated on August 15, 2008.
On February 6, 2007, the Company authorized a $300,000 bonus to Van Tran, a director and who was also the former chief executive officer of the Company (CEO). The bonus was to be payable in either cash or stock equivalents to be determined at the sole discretion of the former CEO. If the former CEO elected to receive such bonus in the form of restricted stock, the stock price to be used to calculate the number of shares of restricted stock would be the closing market price on February 6, 2007, of $1.15 per share. The timing of the bonus payment, either as partial payment or payment in full and the form of the bonus was at the sole discretion of the former CEO. The liability for the bonus was recorded based on the greater of $300,000 or the value of the shares the CEO was entitled to receive based on the closing balance sheet date stock price. As of June 30, 2007, $41,000 of the bonus was paid to the former CEO and the remaining accrued bonus was $259,000. As of June 30, 2008, the remaining $259,000 was paid in cash to the former CEO bringing the total amount of bonus payments to $300,000.
On December 5, 2008, the Board of Directors granted the CEO and interim Chief Financial Officer (CFO) 1,000,000 restricted shares of the Company’s common stock and granted the Vice President, General Counsel and Secretary, 50,000 restricted shares of the Company’s common stock. The shares for both individuals were valued at the fair market price for December 5, 2008 of $0.30 per share, for a total expense of $ 183,750 for the year ended June 30, 2009. Of the 1,050,000 shares of common stock, 525,000 shares vested on June 5, 2009 and the remainder vest on December 5, 2009.

On July 21, 2009, the Board of Directors granted each three of the directors 50,000 unrestricted shares of the Company’s common stock for their services during fiscal 2009. Total compensation cost was $37,500 for the year ended June 30, 2009 and included in accrued expenses as of June 30, 2009.
Stock Options
The Board of Directors authorized the CEO to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. At June 30, 2009, stock and stock options totaling 544,249 have been committed under this authorization.
The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 464,000 and 159,000 options under this arrangement in 2009 and 2008, respectively. The Company has commitments under these agreements to grant options to acquire 10,000 shares of the Company’s common stock each year for 2010 through 2011.
During fiscal year 2009, the Company has committed to grant options to purchase 140,000 shares of the Company’s common stock to various employees, subject to approval from the board of directors.
A summary of stock options is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2007	156,666	$1.03
Granted	159,000	$0.45
Forfeited	(47,917)	$0.24

Outstanding at June 30, 2008	267,749	$0.82
Granted	464,000	$0.29
Forfeited	(10,000)	$0.14

Outstanding at June 30, 2009	721,749	$0.49

The weighted-average remaining contractual life of stock options outstanding at June 30, 2009 is 4.7 years.
267,749 shares with a weighted-average exercise price of $0.82 are exercisable at June 30, 2009 with 3.5 years remaining contractual life.
The weighted-average grant date fair value for options granted in fiscal 2009 and 2008 was $0.25 and $0.43, respectively.

A summary of nonvested stock options is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at June 30, 2007	86,666	$0.76
Granted	159,000	$0.43
Vested	(110,666)	$0.47
Forfeited	(47,917)	$0.29

Outstanding at June 30, 2008	87,083	$0.45
Granted	464,000	$0.25
Vested	(87,083)	$0.45
Forfeited	(10,000)	$0.12

Outstanding at June 30, 2009	454,000	$0.25

The weighted-average fair value of options granted was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2009	2008

Risk-free interest rates	2.11%	3.96%
Dividend yields	0%	0%
Volatility (1)	166.17%	315.80%
Weighted average expected life (2)	3 years	3 years

(1)
Volatility was based on the historical volatility of certain competitor companies for periods prior to the Company’s emergence from bankruptcy, and the volatility of the Company’s common stock for periods post bankruptcy.

(2)	The Company estimated the expected life of options based on historical experience and other averaging methods.
Stock-based compensation expense was $74,345 and $60,758 during the years ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $42,393 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next two quarters.
Stock Warrant
The Company issued 275,000 shares of warrant related to notes payable issued during the fiscal year 2009. The fair value of the warrant allocated to notes payable was $20,981 or $0.08 per share. The weighted average remaining contractual life of the warrant at June 30, 2009 is 4.7 years. The warrant is fully invested, has a five year term and is exercisable at $2 per share.

The weighted-average fair value of warrants granted was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: 2.03% risk-free interest rates, 0% dividend yields, 166.99% volatility, and 2.5 years weighted average expected life.
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
NOTE 8 — CONCENTRATIONS
Major Customers:
Customers in excess of 10% of total revenues were as follows:

	Years Ended June 30,
	2009	2008

Customer A	14%	6%
Customer B	36%	1%
Customer C	2%	16%
Customer D	—%	33%

	52%	56%

Foreign Revenues:
Foreign revenues accounted for 87% of the Company’s total revenues in fiscal 2009 and 59% in fiscal 2008. (11% Taiwan, 62% Korea, 8% Japan, and 6% others in fiscal 2009 and 10% Taiwan, 20% Korea, 10% Japan, 17% Germany and 2% others in fiscal 2008.)
NOTE 9 — INCOME TAXES
Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, net operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Veritec, VTFS and Vcode file a consolidated income tax return in the United States.

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
A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Years Ended June 30,
	2009		2008
	Amount	Percent	Amount	Percent

Expected federal benefit	$563,900	34.0%	$261,400	34.0%
State income tax, net of federal benefit	107,300	6.5	49,700	6.5
Federal net operating loss expired	(479,400)	(28.9)	(95,200)	(12.4)
Other	(25,400)	(1.6)	(5,100)	(0.7)
Valuation and utilization of deferred tax assets	(166,400)	(10.0)	(210,800)	(27.4)

Income tax benefit	$—	—%	$—	—%

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The valuation allowance increased by $166,400 and $210,800 for the years ended June 30, 2009 and 2008.

The following is a summary of the deferred tax assets (separate disclosure of state deferred taxes has not been presented as such disclosure is not considered to be material):

	June 30,
	2009	2008
Allowance for doubtful accounts	$47,400	$9,700
Depreciation and amortization	61,000	28,800
Accrued expenses	100,700	64,900
Stock option	30,100	—
Other	19,700	9,600
Restricted shares	(53,100)	—
Net operating loss carryforwards	3,050,800	2,977,200

Deferred tax asset	3,256,600	3,090,200
Valuation allowance	(3,256,600)	(3,090,200)

Net deferred tax asset	$—	$—

Veritec has net operating loss carryforwards available to offset future taxable income that expire as follows (year ending June 30):

Year	Federal	Minnesota
2010	$1,227,000	$—
2011	457,000	—
2012	301,000	—
2018	480,000	—
2019	451,000	—
2020	330,000	—
2021	654,000	—
2022	105,000	—
2023	794,000	—
2025	1,360,000	730,000
2027	209,000	127,000
2028	546,000	544,000
2029	1,506,000	1,506,000

	$8,420,000	$2,907,000

The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership).

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its U.S. office facilities from its Executive Chair under a lease expiring June 30, 2012 and requiring monthly payments of $4,200 plus common area costs. In January 2009, the Company began leasing a single-family residence in Golden Valley, Minnesota on a month-to-month basis from a principal of The Matthews Group for purposes of housing customers, guests and consultants. In May 2009, the Company began leasing on a month-to-month basis, a single-family residence in Golden Valley, Minnesota owned by a principal of The Matthews Group. Rent expense, included in operating cost, to related parties was $55,117 and $50,000 in 2009 and 2008, respectively. Future annual minimum lease payments is $50,400 in each fiscal year 2010 through 2012, totaling $151,200 in addition to a six-month lease commitment of $9,600 for a corporate housing beginning September 2009 and expiring February 2010.
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
Incentive Compensation Bonus Plan
On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000.
Processing Center Agreement
VTFS entered into a twelve-month processing center contract beginning February 1, 2009, with monthly commitments of approximately $34,200.

Contingencies
In November 2008, VData and Vcode mutually agreed to terminate the Exclusive License Agreement between the two Companies. All patent infringement litigation commenced by VData has been concluded with the last lawsuit being dismissed on May 11, 2009. As of June 30, 2009, the Company is not a party to any lawsuits. The descriptions of the legal proceedings in this section are those proceedings that were finally resolved during fiscal year ending on June 30, 2009 or are otherwise related to such proceedings.
Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on October 4, 2005, against Brother Industries, Ltd., Sato Corporation, Toshiba Corporation and US Bank National Association in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. US Bank National Association entered into a licensing agreement with the Company and the case as to that defendant was dismissed. The remaining defendants, Brother Industries, Ltd., Sato Corporation, and Toshiba Corporation, did not settle but were dismissed from the case without prejudice.
On March 13, 2006, in response to notices of infringement sent to its customers by VData, Cognex Corporation filed a preemptive action seeking a Declaratory Judgment against VData and the Company in the United States District Court for the District of Minnesota. Amongst other remedies the action sought a ruling from the court that Vcode’s United States Patent No. 5,612,524 is not enforceable against Cognex Corporation and its customers, that the Company has defamed Cognex and that the Company has engaged in unfair and deceptive business practices in violation of Minnesota law. On December 27, 2006, an answer and affirmative defense was filed to contest the plaintiff’s allegations and claims for damages, injunctive relief, attorney’s fees, and costs. On May 19, 2008, summary judgment was received ruling in favor of Cognex on three of the four claims. The Court found that the asserted claims of the 5,612,524 patent were invalid, the entire patent unenforceable and denied our motion to dismiss the defamation claim. However the Court did grant our motion to dismiss the Minnesota DTPA (Deceptive Trade Practices Act) claim. Cognex subsequently filed a motion for the Court to declare this an exceptional case and award Cognex its attorneys fees. The Company, along with other defendants, filed an opposition to this motion. On December 15, 2008, all parties reached a mutual settlement. As part of the settlement, the parties mutually agreed to waive their respective rights of appeal. The conditions of the settlement are confidential. The lawsuit was dismissed. The outcome of the settlement eliminates any potential financial liability the Company may have incurred.
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
On May 23, 2006, Vcode joined with VData as a Plaintiff in a pending patent enforcement litigation filed against Aetna, Inc., PNY Technologies, Inc., Merchants’ Credit Guide Co., The Allstate Corporation, and American Heritage Life Insurance Company in the United States District Court for the District of Minnesota alleging violations of the Company’s patents. The Allstate Corporation and American Heritage Life Insurance Company entered into a licensing agreement with the Company and the case as to those defendants has been dismissed. Aetna, Inc., and Merchants’ Credit Guide Co., filed responsive pleadings in the action. PNY Technologies, Inc. has counterclaimed with allegations of non-infringement, invalidity, and inequitable conduct and is seeking attorney’s fees and costs.

Defendant Aetna, Inc. filed a Motion to Dismiss and a Motion for Rule 11 Sanctions. The Court denied both of Aetna’s motions. Defendant Merchant’s Credit Guide Co. filed a Motion to Stay Alternative Motion for Sanctions. The Court granted Merchants’ Motion to Stay and the case was stayed pending reexamination of the patents. All of the parties stipulated to a dismissal of the lawsuit. The court entered its final order and dismissed the lawsuit on May 11, 2009.
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
On April 16, 2007, Vcode and VData filed a patent infringement case in the Eastern District of Texas against Cognex relating to United States Patent No. 5,331,176. Cognex counterclaimed for non-infringement and invalidity. In April 2008, the parties entered into an agreement to dismiss the lawsuit without prejudice and the lawsuit was dismissed.
Vcode joined with VData as Plaintiffs in patent enforcement litigation filed on August 21, 2007, against Data Logic, Inc., Hand Held Products, Inc. and Siemens Energy and Automation, Inc. in the United States District Court for the District of Texas alleging violations of the Company’s Patent No. 5,331,176. Hand Held Products, Inc. entered into an agreement with the Company and the case as to that defendant was dismissed. In April 2008, a proposed agreement between the remaining parties was reached to dismiss the action without prejudice.
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after June 30, 2009, up through September 28, 2009, the date the Company issued these consolidated financial statements.
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. It was concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.
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
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses relate to limited transitional oversight from a newly formed audit committee on the external financial reporting process and internal controls over financial reporting, lack of segregation of duties, and management failure to fully address auditors’ management letter comments. Under the segregation of duties issues, the Controller was the sole preparer of the financial statements and periodic SEC reports with limited separate independent detailed review to prevent material errors. Also the CEO has had authority to enter into significant contracts, as well as authority to sign checks, which could result in material fraud.
In order to mitigate these material weaknesses to the fullest extent possible, the Company has assigned its newly formed audit committee with oversight responsibilities. Financial statements, periodic SEC reports and monthly bank statement and imaged checks are continuously reviewed by the Controller, CEO/CFO and Executive Chair. In addition all significant contracts are now being reviewed and signed off by the Company’s in-house attorney in conjunction with the CEO and the Executive Chair. The audit committee will work with management to address and respond to all the auditors’ management letter comments.
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
ITEM 9B OTHER INFORMATION
None
PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The members of the present Board of Directors and Officers are:

Name	Office	Age	Director Since
Mr. Jeffrey Hattara	President, CEO, Interim CFO	53	—
Mr. David C. Reiling	Director	42	2008
Ms. Van Thuy Tran	Director, Executive Chair, Treasurer	65	1999
Mr. Thomas McPherson	Vice President, General Counsel, Secretary	45	—
Mr. Laird Powers	Director	62	2008
Mr. Larry Matthews	Director	81	1999
Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. The Board of Directors appoints officers.
Mr. Jeffrey Hattara is the President and Chief Executive Officer of Veritec, Inc. Mr. Hattara has an extensive and proven background in global identity and e-payment solutions. Most recently, he was the President and CEO of Datacard Group, which is by far the world’s leading provider of hardware, software and integration support to literally all the world’s major secure ID and financial card producers . In addition, he has a long and substantial finance background in international business. Before joining Veritec, he was the President and CEO of Datacard Group in Minnetonka, Minnesota for the previous four years. Prior to that he was the Senior VP and CFO for Datacard, VP and CFO for BMC Industries (NYSE) in Minneapolis, Minnesota, and before that had a long management career at USG Corporation (NYSE) in Chicago. There he held numerous corporate and operating finance positions, including serving as Director of Corporate Finance during an extensive period of multi-billion dollar capital market restructurings. While at USG, he also served as Head of Finance for USG International, the company’s international component. A native Chicagoan, Mr. Hattara earned his undergraduate degree from the University of Illinois in Chicago and his MBA from Northwestern University, J.L. Kellogg Graduate School of Management, in Evanston Illinois.
David Reiling is the CEO of Sunrise Community Banks and is responsible for three individually chartered banks and their holding company. Sunrise Banks is comprised of University Bank and Park Midway Bank in Saint Paul, MN and Franklin Bank headquartered in Minneapolis, MN. Sunrise Community Banks’ mission is to be “The Leader in Improving Our Urban Community”. Under David’s leadership the banks aggressively lend to economically challenged communities in Saint Paul and Minneapolis. David has created several lending and depository products to assist underserved neighborhoods gain access to capital and cash. Sunrise Community Banks’ three banks are all certified Community Development Financial Institutions (CDFIs). Mr. Reiling’s bank was awarded the U.S. Chamber of Commerce — 2004 Corporate Citizenship Award and he was Ernst & Young’s Socially Responsible Entrepreneur of the Year in 2002.

Ms. Van Thuy Tran is the Executive Chair of the Company. Ms. Tran was President of Asia Consulting and Trading Company from 1979 to 1999, a company dealing with trade in the Pacific Rim countries. She is the co-founder of Circle of Love, providing mission work in Vietnam. She was the founder of Equal Partners, Inc., a construction and building company in Minnesota. Ms. Van Tran has a medical degree and worked in the medical field for over 17 years.
Thomas W. McPherson is Vice President, General Counsel and Secretary of Veritec, Inc. Mr. McPherson is a commercial business and intellectual property lawyer with significant experience in domestic and international commercial and government contracting including technology licensing, product development and distribution agreements, as well as managing intellectual property portfolios. Prior to joining Veritec, Mr. McPherson served as Senior Counsel for L-1 Identity Solutions, Inc.’s Biometrics Division and Senior Counsel for Datacard Corporation. Before going in house, Mr. McPherson was in private practice as a general business litigation attorney with law firms in Chicago, Illinois and Omaha, Nebraska. He earned his J.D. at Creighton University School of Law and his LL.M. in Intellectual Property Law from The John Marshall Law School.
Laird E. Powers is a private investor in emerging technology companies. He has been involved with Veritec Inc since its early stages in 1986. In addition, for the past 25 years, he is the president and owner of a construction company in the Silicon Valley of California. He holds BS degree in Psychology with a Math minor from California State University — Hayward.
Mr. Matthews resigned in July 2009.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during fiscal 2009, no person who was a director, officer, or beneficial owner of more than ten percent of any class of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during our most recent fiscal year or prior fiscal years, except for the following:
Jeffrey Hattara received a stock grant on December 5, 2008, which was reported on a form 4 filed on December 15, 2008; and Powers Laird made stock purchases on October 23, 2008 and October 28, 2008 which were reported on October 29, 2008.
Committee and Board Meetings
One meeting of our Board of Directors was held in fiscal 2009, and all board members attended the meeting. We had no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2009. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business.
Our Board has determined that we do not have an audit committee financial expert. We have been unable to attract an audit committee financial expert given the small size of our Company and our current financial position. The Company has formed an audit committee composed of two of the current board members.

Code of Ethics
We have adopted a code of ethics, which is available on our website at http://www.veritecinc.com/about_veritecInc.html. Our code of ethics applies to all of our employees, including our CEO, CFO and directors. If our Board grants any waivers of, or amendments to, the code of ethics to any of our executive officers or directors, we will disclose these matters through our website.
ITEM 11 EXECUTIVE COMPENSATION
Summary Compensation Table
The following table indicates the compensation paid in each of the past two fiscal years to our Chief Executive Officer and the other individual who served as an executive officer during Fiscal 2009 (“Named Executives”):

	Fiscal
Name and	Year			Stock		Option	All Other
Principal	Ended	Salary	Bonus	Awards		Awards	Compensation	Total
Position	June 30	($)	($)	($)		($)	($)(1)	($)
Van Thuy Tran	2009	$150,000	$0	$12,500	(4)	$0	$0	$162,500
Executive Chair	2008	$150,000	$0	$0		$0	$0	$150,000

Jeffrey Hattara(2)	2009	$6	$0	$200,766		$0	$0	$200,772
President,CEO,	2008	$0	$0	$0		$0	$0	$0
Interim CFO

Thomas McPherson(3)	2009	$66,346	$0	$38,810		$0	$0	$105,156
VP, General	2008	$0	$0	$0		$0	$0	$0
Counsel, Secretary

(1)	The total dollar value of all perquisites and other personal benefits was less than 10% of the total annual and bonus reported for each named executive officer in each of the past fiscal years.

(2)
Mr. Hattara’s base salary during calendar 2009 is $12.00. In 2008 the Board granted Mr. Hattara 1,000,000 shares of restricted stock and 150,000 stock options; each respectively at a price of $0.30 per share. Fifty percent of the restricted stock vests on June 5, 2009 and the remaining 50% vests on December 5, 2009. The option shares vest one year after grant date.

(3)
Mr. McPherson’s base salary during calendar 2009 is $150,000. In 2008 Board granted Mr. McPherson 50,000 shares of restricted stock and 175,000 stock options; each at a price of $0.30 per share. Fifty percent of the restricted stock vests on June 5, 2009 and the remaining 50% vests on December 5, 2009. The option shares vest one year after grant date.

(4)	Ms. Tran was granted 50,000 restricted stock at a price of $0.25 per share in lieu of cash payment for directors fees in fiscal 2009.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Equity
Incentive Plan
Awards:
		Number of		Number of					Market
	Number of	Securities		Securities			Number of		Value of
	Securities	Underlying		Underlying			Shares or		Shares or
	Underlying	Unexercised		Unexercised	Option		Units of		Units of
	Unexercised	Options		Unearned	Exercise	Option	Stock That		Stock That
	Options	(#)		Options	Price	Expiration	Have Not		Have Not
Name	(#) Exercisable	Unexercisable		(#)	($)	Date	Vested (#)		Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)
Jeffrey Hattara	—	150,000	(1)	—	$0.30	2014	500,000	(2)	$65,000
Thomas McPherson	—	175,000	(2)	—	$0.30	2014	25,000	(3)	$3,250

(1)
In 2008, the Company entered into an employment agreement with Mr. Jeffrey Hattara that granted the option to purchase 150,000 shares at the market price of $0.30 per share on the date of grant. The option vest one year from the date of grant, and expire five years after vesting. As of June 30, 2009, the options have not vested. As part of his employment agreement Mr. Hattara was granted 1,000,000 restricted stock at the market price of $0.30 per share on the date of grant with one-half of the granted vested six months from the date of granted and the remaining balance vesting six months later. At June 30, 2009, 500,000 of the shares vested.

(2)
In 2008, the Company entered into an employment agreement with Mr. Thomas McPherson that granted the option to purchase 175,000 shares at the market price of $0.30 per share on the date of grant. The option vest one year from the date of grant, and expire five years after vesting. As of June 30, 2009, the options have not vested. As part of his employment agreement Mr. McPherson was granted 50,000 restricted stock at the market price of $0.30 per share on the date of grant with one-half of the granted vested six months from the date of granted and the remaining balance vesting six months later. At June 30, 2009, 25,000 of the shares vested.

Director Compensation

	Fees Earned or Paid-in Cash	Total
Name	($)	($)
(a)	(b)	(h)
Van Tran	$12,500	$12,500	(1)
David Reiling	$12,500	$12,500	(1)
Laird Powers	$12,500	$12,500	(1)

(1)	In fiscal 2009, each of the directors were granted 50,000 shares of restricted stock at a price of $0.25 per share in lieu of cash payment for directors fees.
Directors currently receive fees of $500 per meeting attended, plus expenses.
See the table on page 39 for a summary of outstanding options issued or authorized for issuance under equity compensation plans.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of June 30, 2009 certain information with respect to all named executive officers, shareholders known by us to be beneficial owners of more than 5% of our outstanding common stock, all directors, and all of our officers and directors as a group.

	Number of Shares
	Beneficially Owned		Percent of
	Common		Shares
Name	(see note 1 below)		Common
Larry Matthews	50,000		0.3%

Thomas McPherson	50,000	(2)	0.3%

Laird Powers	411,815	(4)	2.7%

Jeffrey Hattara	600,000	(3)	4.0%

J Technologies, LLC	1,328,004		8.8%
1430 Orkla Drive, Golden Valley, MN 55427
Van Thuy Tran (1)	4,408,359	(5)	29.2%
1430 Orkla Drive, Golden Valley, MN 55427
The Matthews Group	8,558,218	(6)	56.6%
1430 Orkla Drive, Golden Valley, MN 55427
Larry Johanns (1)	4,597,041		30.4%
518 North 12 Street, Osage, IA 50461
David Reiling	50,000	(5)	0.3%

All Officers, Directors and 5% Owners as a group (7 persons)	11,495,219		76.1%

(1)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group.

(2)	Includes one-half of 50,000 restricted stock granted that vested in June 2009 and 25,000 warrants issued for note payable that vested in March 2009.

(3)	Includes one-half of 1,000,000 restricted stock granted that vested in June 2009 and 100,000 warrants issued for note payable that vested in March 2009.

(4)	Includes 50,000 restricted stock granted in lieu of cash payments for 2009 directors fees and 25,000 warrants issued for note payable that vested in March 2009.

(5)	Includes 50,000 restricted stock granted in lieu of cash payments for 2009 directors fees.

(6)	Includes 75,000 warrants issued for note payable that vested in March 2009.

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
In July 2009, the Company issued to The Matthews Group an unsecured demand note for $100,000 at an interest rate of 8% per annum. In August 2009, the Company issued to the Matthews Group a secured note payable for $384,250 at an interest rate of 8% per annum, for which it was granted a security interest in the Company’s intellectual property.
Other Related Party Transactions
The Company leases its U.S. office facilities from its executive chair under a lease expiring June 30, 2012 and requiring monthly payments of $4,200 plus common area costs. In January 2009, the Company began leasing a single-family residence in Golden Valley, Minnesota on a month-to-month basis from a principal of The Matthews Group for purposes of housing customers, guests and consultants. In May 2009, the Company began leasing on a month-to-month basis, a single-family residence in Golden Valley, Minnesota owned by a principal of The Matthews Group. Rent expense, included in operating cost, to related parties was $55,117 and $50,000 in 2009 and 2008, respectively. Future annual minimum lease payments total $50,400 in each fiscal year 2010 through 2012, totaling $151,200 in addition to a six-month lease commitment of $9,600 for a corporate housing beginning September 2009 and expiring February 2010.
During 2009, pursuant to the terms of a Subscription Agreement and Investment of Intent (the “Subscription Agreement”) the Company issued to The Matthews Group, individuals, and employees of the Company unsecured convertible notes payable totaling $550,000, at an interest rate of 8% for a period of eighteen months. Included in this convertible notes payable was $450,000 to related parties Under the terms of the note interest is accrued on the principal and becomes payable at maturity. The holders of the note have option to convert the note into whatever form of security offered by the Company if there is subsequent financing. As part of Subscription Agreement, the holders of the notes also received warrants to purchase one share of common stock of the Company for every $2.00 of investment, at an exercise price of $2.00 per warrant share. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount is being amortized over the term of the notes payable. Unamortized discount was $17,108 at June 30, 2009. In addition the Company issued unsecured notes payable to related parties and certain individual totaling $355,000 bearing an annual interest rate of 8% and maturing November 2009 and July 2010. Included in the unsecured notes payable was $335,000 issued to related parties. During 2009 the Company paid $13,400 to a related party for consulting services.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2009 were $111,000 to date. The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2008 were $139,000 to date.
Audit-Related Fees
Lurie Besikof Lapidus & Company, LLP was paid $9,500 and $9,010 for preparation of income tax return for fiscal year ended June 30, 2009 and 2008.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
3.1	Restated Articles of Incorporation of Veritec, Inc. (filed as exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, and incorporated herein by reference).

3.2	Bylaws of Veritec, Inc. (filed as exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, and incorporated herein by reference).

10.1	Subscription Agreement and Letter of Investment Intent (incorporated by reference to Form 10-Q for the quarter ended March 31, 2009).

10.2	Unsecured Term Promissory Note (incorporated by reference to Form 10-Q for the quarter ended March 31, 2009).

10.3	Warrant to Purchase Common Stock (incorporated by reference to Form 10-Q for the quarter ended March 31, 2009).

10.4	Employment Agreement by and between the Company and Jeffrey Hattara.

10.5	Employment Agreement by and between the Company and Thomas McPherson.

10.6	Form of Stock Option Agreement

10.7	Form of Restricted Stock Agreement

14.	Code of Ethics of Veritec, Inc. (filed as exhibit 14 to Veritec’s Annual Report on Form 10KSB for the year ended June 30, 2007, and incorporated herein by reference).

31.1	Certification by CEO/CFO required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

With respect to the documents incorporated by reference to this Form 10-QSB, Veritec’s Commission File Number is 0-15113.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VERITEC, INC.

By	/s/ Van Thuy Tran Van Thuy Tran Director, Executive Chair	September 28, 2009

By	/s/ Jeffrey Hattara Jeffrey Hattara President, Chief Executive Officer, Interim Chief Financial Officer (principal executive, financial and accounting officer)	September 28, 2009
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Junghans Larry Matthews	Director	September 28, 2009

/s/ David Reiling David Reiling	Director	September 28, 2009

/s/ Laird Powers Laird Powers	Director	September 28, 2009

EXHIBIT INDEX

Exhibit
Number	Description
10.4	Employment Agreement by and between the Company and Jeffrey Hattara.

10.5	Employment Agreement by and between the Company and Thomas McPherson.

10.6	Form of Stock Option Agreement

10.7	Form of Restricted Stock Agreement

31.1	Certification by CEO/CFO required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).