Form 10-Q
period 2009-09-30
VERITEC INC
filed 2009-11-16
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of September 30, 2009, there were 16,315,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

PART I

ITEM 1	FINANCIAL STATEMENTS
VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS

Current Assets:
Cash	$53,384	$50,019
Accounts receivable, net of allowance of $8,400	64,273	28,376
Inventories	3,829	6,217
Prepaid expenses	16,656	23,281
Employee advances	6,900	8,500

Total Current Assets	145,042	116,393

Property and Equipment, net	80,726	93,292
Other assets	43,756	43,756

Total Assets	$269,524	$253,441

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Notes payable	$1,360,027	$20,039
Accounts payable	304,955	187,368
Accrued expenses	256,884	353,161

Total Current Liabilities	1,921,866	560,568

Notes Payable	100,034	885,673

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 16,315,088 and 16,165,088 shares issued	163,151	161,651
Additional paid-in capital	14,092,430	13,943,046
Accumulated deficit	(16,008,957)	(15,298,497)

Total Stockholders’ Deficit	(1,752,376)	(1,192,800)

Total Liabilities and Stockholders’ Equity (Deficit)	$269,524	$253,441

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2009	2008

License and other revenue	$200,641	$432,532

Cost of Sales	159,459	63,596

Gross Profit	41,182	368,936

Operating Expenses:
Selling, general and administrative	536,411	321,376
Research and development	188,005	99,095

Total Operating Expenses	724,416	420,471

Loss from Operations	(683,234)	(51,535)

Other Income:
Interest income	29	1,061
Interest expense	(27,255)	—

Total Other Income	(27,226)	1,061

Net Loss	$(710,460)	$(50,474)

Loss Per Common Share
Basic and Diluted	$(0.05)	$(0.00)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(710,460)	$(50,474)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	12,566	9,721
Amortization of debt issuance cost	771	—
Amortization of discount on notes payable	3,306	—
Stock compensation	113,384	1,171
Interest added to notes payable	23,772	—
Changes in operating assets and liabilities:
Accounts receivable	(35,897)	(57,911)
Employee advances	1,600	—
Inventories	2,388	14,676
Prepaid expenses	6,625	—
Accounts payables and accrued expenses	58,810	62,917

Net cash used by operating activities	(523,135)	(19,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(906)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	591,500	—
Payments on notes payable	(65,000)	—

Net cash provided by financing activities	526,500	—

NET INCREASE (DECREASE) IN CASH	3,365	(20,806)
CASH AT BEGINNING OF PERIOD	50,019	334,702

CASH AT END OF PERIOD	$53,384	$313,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$177	$—

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$37,500	$—
Debt issuance cost netted to proceeds from note payable	9,250	—
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. THE COMPANY
References to the “Company” in this Form 10-Q refer to Veritec, Inc. (“Veritec”) and its wholly owned subsidiaries VCode Holdings, Inc. (“VCode”) and Veritec Financial Systems, Inc. (“VTFS”).
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended June 30, 2010. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2009. The Condensed Consolidated Balance Sheet as of June 30, 2009 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP.
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
In this Form 10-Q, the Company’s two-dimensional matrix symbology technology will hereafter be referred to as the Company’s “Barcode Technology”, and the Company’s mobile banking technology will hereafter be referred to as its “Mobile Banking Technology”.
The Company’s Barcode Technology was originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. Our principal licensed product to date that contains our VeriCode® Barcode Technology has been a product identification system for identification and tracking of manufactured parts, components and products. The VeriCode® symbol is a two-dimensional high data density machine-readable symbol that can contain up to approximately 500 bytes of data.
The Company’s VSCode® Barcode Technology is a derivative of the VeriCode® symbol with the ability to encrypt a greater amount of data by increasing data density. The VSCode® is a data storage “container” that offers a high degree of security and which can also be tailored to the application requirements of the user. The VSCode® symbol can hold any form of binary information that can be digitized, including numbers, letters, images, photos, graphics, and the minutia for biometric information, including fingerprints and facial image data, to the extent of its data storage capacity, that are likewise limited by the resolution of the marking and reading devices employed by the user. VSCode® is ideal for secure identification documents (such as national identification cards, drivers licenses, voter registration cards), financial cards, medical records and other high security applications.
In its PhoneCodes™ product platform, Veritec developed software to send, store, display, and read a VeriCode® Barcode Technology symbol on the LCD screen of a mobile phone. With the electronic media that provide the ease of transferring information over the web, Veritec’s PhoneCodes™ technology enables individuals and companies to receive or distribute gift certificates, tickets, coupons, receipts, or engage in banking transactions using the VeriCode® technology via wireless phone or PDA.
On January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization and Third-Party Servicer. As a Cardholder Independent Sales Organization, Veritec may promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank.

Our VeriSuite™ card enrollment system was released in July 2009. The VeriSuite™ system is a user friendly and cost effective solution that gives governments and businesses the ability to provide cardholders with an identity card containing Veritec’s VSCode® Barcode Technology. The VeriSuite™ system provides secure Bio-ID Cards such as citizen identification, employee cards, health benefit cards, border control cards, financial cards, and more.
The Company has a portfolio of five United States and eight foreign patents. In addition, we have seven U.S. and twenty-eight foreign pending patent applications.
D. SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition:
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into the following three separate categories: license revenue (Barcode Technology), hardware revenue, and identification card services revenue.
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
The weighted average shares outstanding were 15,755,849 and 15,115,088 for the three months ended September 30, 2009 and 2008, respectively. Potentially dilutive instruments include stock options, warrants, preferred stock, convertible notes payable, and stock compensation (Note F and G). For the three months ended September 30, 2009, unvested restricted shares (525,000 common shares), stock options (819,249 common shares), warrants (275,000 common shares), convertible notes payable (1,089,697 common shares), and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share. For the three months ended September 30, 2008, stock options (296,749 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share.

F. NOTES PAYABLE
During the quarter ended September 30, 2009, the Company borrowed a total of $535,750, net of repayment of $20,000 in the same quarter, with annual interest at 8%, as follows: (i) $485,750 consists of loans made to the Company by The Matthews Group, a related party that is owned and controlled by Larry Johanns, a significant Company shareholder, and Van Tran, the Chairman of the Board, consisting of a $1,500 note which is convertible into common stock at $0.33 per share, due July 2010; a $100,000 unsecured note that is due on demand; and a $384,250 note that is secured by a security interest in the Company’s intellectual property, and due in August 2010; and (ii) a $50,000 note due to an unrelated party and convertible into common stock at $1.00 per share, subject to board of directors approval, due in November 2009.
In October 2009, the Board of Directors approved the issuance of 70,000 shares of common stock upon the conversion in full of a $70,000 note payable to an unrelated party.
Subsequent to the quarter ended September 30, 2009, the Company borrowed $200,000 from The Matthews Group at 8% annual interest, maturing November 2010. The note is secured by all of the Company’s intellectual property and is convertible into the Company’s common stock at the rate of one share for every $0.25 loaned.
G. STOCK-BASED COMPENSATION
The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.
The Company also has agreements with one employee and one consultant that provide for five years of annual grants of options on each anniversary date. The option price is determined based on the market price on the date of the grant for some of the employees and market price on the date of grant for the others. The options vest one year from date of grant and expire five years after vesting. As of September 30, 2009, the Company has commitments to the employee and consultant to grant options to acquire 10,000 shares of the Company’s common stock for fiscal year 2011.
A summary of outstanding stock options is as follows:

	Number
	of	Weighted — Average
	Shares	Exercise Price

Outstanding at June 30, 2009	721,749	$0.49
Granted	97,500	$0.38

Outstanding at September 30, 2009	819,249	$0.48

The weighted-average remaining contractual life of stock options outstanding at September 30, 2009 is 4.6 years.
The weighted-average fair value of options granted for the three months ended September 30, 2009 and 2008 was $0.34 and $0.14, respectively. Stock-based compensation expense was $34,634 and $1,171 during the three months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $41,227 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the next four quarters.
On December 5, 2008, the Company’s Board of Directors granted Mr. Hattara 1,000,000 restricted shares of the Company’s common stock and granted Mr. Thomas McPherson, the Company’s Vice President, General Counsel and Secretary 50,000 restricted shares of the Company’s common stock. The shares for both individuals were valued at the fair market price for December 5, 2008 of $0.30 per share. Of the 1,050,000 shares of common stock, 525,000 shares vested on June 5, 2009 and the remainder vest on December 5, 2009. The total compensation expense for these arrangements was $78,750 for the three months ended September 30, 2009.
In addition, on December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000.

In October 2009, the Company granted options to acquire 50,000 shares of the Company’s common stock to two consultants.
The Company’s Board of Directors had authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. As of September 30, 2009, stock and stock options totaling 399,249 have been committed and are outstanding under this authorization.
H. GOING CONCERN
The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2009, the Company has $53,384 and ($1,776,824) of cash and working capital deficit, respectively. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2010 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2010 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.
I. RECENTLY ISSUED ACCOUNTING STANDARD
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations, and other generally accepted accounting principals. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 did not to have a material impact on the Company’s financial position or results of operations.
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
J. SUBSEQUENT EVENTS
In October 2009, the Company’s board of directors approved a request from the Company’s President and CEO, Jeffrey Hattara, to terminate 150,000 non-vested stock options that were previously granted to him in order to make shares available to the Company for its future use. David Reiling, a board member, resigned subsequent to the quarter ended September 30, 2009 and voluntarily relinquished his non-issued 50,000 shares of restricted common stock granted to him.
In October 2009, the Company also signed a consulting agreement with an entity for a period of 12 months. The financial commitment under this consulting agreement is $4,000 and 41,667 restricted shares of the Company’s common stock per month, with a total potential financial commitment over the full 12 month term of $48,000 and 500,000 shares of the Company’s common stock. Either party may terminate the consulting agreement at any time, without cause, upon written notice to the other.
Management has evaluated subsequent events through November 16, 2009, the filing date of this quarterly report on Form 10-Q.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations — September 30, 2009 compared to September 30, 2008
We had a net loss of $710,460 for the three months ended September 30, 2009 compared to a net loss of $50,474 for the three months ended September 30, 2008.
License and other revenues are derived from our product identification systems sold principally to customers in the LCD monitor industry.
For the three months ended September 30, 2009, license and other revenue was $200,641 compared to $432,532 for the three months ended September 30, 2008, a decrease of $231,891. The license and other revenue decrease are attributable to the decline in demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience decline in demand for product identification product licenses in the LCD industry. The decrease is a result of various customers purchasing less than in the three months ended September 30, 2008.
Cost of Goods Sold
Cost of sales for the three months ended September 30, 2009, totaled $159,459 and for the three months ended September 30, 2008, cost of sales were $63,596, an increase of $95,863. The increase in cost of sales for the three months ended September 30, 2009 was the result of cost of maintaining the Company’s data processing center for its mobile banking operations, which made up 88% of the total cost of sales compared to none in the quarter ended September 30, 2008. This increase was however offset by a reduction in the cost of licenses sold during the quarter and maintenance services, which decreased, by $44,243 over the three months ended September 30, 2008.
Operating Expenses
Research and development expense for the three months ended September 30, 2009 totaled $188,005 versus $99,095 for the three months ended September 30, 2008. The increase of $88,910 was principally the result of increased engineering payroll expense and related employer taxes that increased by $72,539 from the Company’s mobile banking operations, which was not operational during the three month ended September 30, 2008. The remaining $16,370 increase was due to the development of loyalty program for the mobile banking operations.
Sales and marketing expense for the three months ended September 30, 2009 were $48,931 compared to $37,146 for the three months ended September 30, 2008, an increase of $11,785. For the three months ended September 30, 2009, the Company had one direct sales staff, accounting for $27,585 of cost increases compared to no sales staff for the same three month period ended September 30, 2008. The Company, for the three months ended September 30, 2009, paid out commissions of $162 compared to $13,033 for the three month period ended September 30, 2008.
General and administrative expenses for the three months ended September 30, 2009 were $487,480 compared to $284,230 for the three months ended September 30, 2008, an increase of $203,250 over the three months ended September 30, 2008. The increase was mainly the result of increases in most of the expenditures for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Rent expense was higher by $11,500 due to the Company renting two housing units for guests and leasing of additional office space for the three months ended September 30, 2009. The Company saw increases of $44,450 in payroll expense, $112,213 in stock compensation expense, $10,426 in employer payroll taxes, $10,261 in health insurance costs, and $17,588 in public company fees, over the same three months ended September 30, 2008. The increased payroll and stock compensation related mainly to compensation for officers who commenced their employment in December 2008.
Other Income (Expense)
Interest income for the three months ended September 30, 2009 was $29 compared to $1,061 for the three months ended September 30, 2008 a decrease of $1,032. The decrease was a result of the Company’s need for cash to fund the operations, thus drawing down cash reserves and in doing so earning less interest. Interest expense for the three months ended September 30, 2009 was $27,255 compared to $0 in the same period ended September 30, 2008. The increase was the result of issuance of notes payable.

Liquidity
At September 30, 2009, the Company has $53,384 and ($1,850,424) of cash and working capital deficit, respectively. Subsequent to the quarter ended September 30, 2009, the Company borrowed $200,000 from The Matthews Group at 8% annual interest, maturing November 2010. The note is secured by all of the Company’s intellectual property and is convertible into the Company’s common stock at the rate of one share for every $0.25 loaned.
The Company believes it will require additional funds to continue its operations through fiscal 2010 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.
Commitments and Contractual Obligations
The Company has one annual lease commitment of $50,400 for the corporate office building. The office building is leased from the Company’s Executive Chairman, Van Tran, and expires on June 30, 2012. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the 2.75 year lease commitment is $138,600. The Company also has month-to-month leases for corporate housing at 1300 Hillsboro, Golden Valley, Minnesota and 2415 Winnetka Ave. N., Golden Valley, Minnesota, which are leased from Larry Johanns, a principal of The Matthews Group, LLC, and significant shareholder of the Company. The monthly lease obligations are $1,000 and $1,200, respectively.
Our subsidiary, VTFS, entered into a twelve-month processing center contract beginning February 1, 2009, with monthly commitments of approximately $34,200.
In the quarter the Company also signed a consulting agreement with an entity for a period of 12 months. The financial commitment under this consulting agreement is $4,000 and 41,667 restricted shares of the Company’s common stock per month, with a total potential financial commitment over the full 12 month term of $48,000 and 500,000 shares of the Company’s common stock. Either party may terminate the consulting agreement at any time, without cause, upon written notice to the other.
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
Revenue Recognition:
The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” and related amendments. Revenues for the Company are classified into the following three separate categories: license revenue (Barcode Technology), hardware revenue, and identification card services revenue.
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
Our financial instruments include cash and cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2009, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We do not use derivative instruments for speculative or investment purposes.

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
From time to time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial position and results of operations. Currently, there are no significant legal matters pending.

ITEM 1A	RISK FACTORS
There have been no material changes to our risk factors and uncertainties during the three months ended September 30, 2009. For a discussion of the Risk Factors, refer to the “Risk Factors” section of Item 1 in the Company’s Annual Report on Form 10-K for the period ended June 30, 2009.

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

VERITEC, INC.

By	/s/ Jeffrey Hattara Jeffrey Hattara	November 16, 2009
President, Chief Executive Officer and Interim Chief Financial Officer

By	/s/ Van Tran	November 16, 2009

Van Tran
Executive Chairman of the Board