Form 10-Q
period 2009-12-31
VERITEC INC
filed 2010-02-26
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES             EXCHANGE ACT OF1934

for the quarterly period ended  DECEMBER 31, 2009

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934

for the transition period from ________________ to ___________________.

Commission File Number. 0-15113

VERITEC, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	95-3954373
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2445 Winnetka Avenue N. Golden Valley, MN	55427
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (763) 253-2670

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [     ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule l2b-2 of the Exchange Act. (Check one):

Large Accelerated filer [   ]    Accelerated filer [   ]     Non-accelerated filer [    ]   Smaller reporting company [  X ]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [ X  ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [ X ]   No [    ]

As of December 31, 2009, there were 15,860,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2009

PART I

ITEM 1                                FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
ASSETS	(Unaudited)

Current Assets:
Cash	$14,659	$50,019
Accounts receivable, net of allowance of $8,400	31,840	28,376
Notes receivable	10,000	--
Inventories	7,177	6,217
Prepaid expenses	10,031	23,281
Employee advances	6,236	8,500
Total Current Assets	79,943	116,393

Property and Equipment, net of accumulated depreciation of $165,115 and $139,984	68,161	93,292
Patent costs	43,756	43,756

Total Assets	$191,860	$253,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable	$1,735,085	$20,039
Accounts payable	404,448	187,368
Accrued expenses	260,735	353,161
Total Current Liabilities	2,400,268	560,568

Notes Payable, net of current portion	--	885,673

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,860,088 and 16,165,088 shares issued	158,601	161,651
Additional paid-in capital	14,256,792	13,943,046
Accumulated deficit	(16,624,801)	(15,298,497)
Total Stockholders’ Deficit	(2,208,408)	(1,192,800)

Total Liabilities and Stockholders’ Deficit	$191,860	$253,441

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2009	2008

License and other revenue	$119,017	$268,327
Cost of Sales	129,426	64,351
Gross Profit	(10,409)	203,976

Operating Expenses:
Selling, general and administrative	418,535	255,058
Research and development	151,976	135,277
Total Operating Expenses	570,511	390,335

Loss from Operations	(580,920)	(186,359)

Other Income(Expense):
Interest income	--	891
Interest expense	(34,923)	--
Total Other Income(Expense)	(34,923)	891

Net Loss	$(615,843)	$(185,468)

Loss Per Common Share,
Basic and Diluted	$(0.04)	$(0.01)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	16,208,131	15,115,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended December 31,
	2009	2008

License and other revenue	$319,658	$700,859
Cost of Sales	288,884	127,946
Gross Profit	30,774	572,913

Operating Expenses:
Selling, general and administrative	954,947	576,434
Research and development	339,981	234,372
Total Operating Expenses	1,294,928	810,806

Loss from Operations	(1,264,154)	(237,893)

Other Income(Expense):
Interest income	30	1,952
Interest expense	(62,179)	--
Total Other Income(Expense)	(62,149)	1,952

Net Loss	$(1,326,303)	$(235,941)

Loss Per Common Share,
Basic and Diluted	$(0.08)	$(0.02)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	16,245,305	15,115,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

					Additional
	Preferred Stock		Common	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2009	1,000	$ 1,000	16,165,088	$ 161,651	$ 13,943,046	$(15,298,497)	$ (1,192,800)
Stock Based Compensation					65,446		65,446
Shares Issued for Services			175,000	1,750	173,500		175,250
Conversion of Notes Payable			70,000	700	69,300		70,000
Shares Returned			(550,000)	(5,500)	5,500		-
Net Loss for the Period	-	-	-	-	-	(1,326,303)	(1,326,303)
Balance, December 31, 2009	1,000	$ 1,000	15,860,088	$ 158,601	$ 14,256,792	$(16,624,800)	$ (2,208,407)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,326,303)	$(235,941)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	25,131	19,469
Amortization of debt issuance cost	4,090	--
Amortization of discount on notes payable	6,633	--
Fair value of stock options issued to employees	65,445	16,117
Fair value of stock issued for services	137,750	22,717
Interest accrued on notes payable	55,190	--
Changes in operating assets and liabilities:
Accounts receivable	(3,464)	10,775
Inventories	(960)	14,384
Employee advances	2,264	--
Prepaid expenses	13,250	(45,000)
Accounts payables and accrued expenses	162,154	44,332

Net cash used by operating activities	(858,820)	(153,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	(9,017)
Issuance of note receivable	(10,000)	--
Net cash used by investing activities	(10,000)	(9,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	898,460	--
Payments on notes payable	(65,000)	--
Net cash provided by financing activities	833,460	--

NET DECREASE IN CASH	(35,360)	(162,164)
CASH AT BEGINNING OF PERIOD	50,019	334,702
CASH AT END OF PERIOD	$14,659	$172,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$355	$--

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$37,500	$--
Issuance of common stock in repayment of note payable	70,000	--

See notes to condensed consolidated financial statements

Table of Contents

VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2009 and 2008 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2009.  The Condensed Consolidated Balance Sheet as of June 30, 2009 was derived from the audited consolidated financial statements as of such  date, but does not include all of the information and footnotes required by GAAP.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed consolidated financial statements include the accounts of Veritec, VCode, and VTFS. All inter-company transactions and balances were eliminated in consolidation.

C.  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2009, the Company has $14,659 and ($2,320,325) of cash and working capital deficit, respectively. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2010 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2010 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D.  NATURE OF BUSINESS

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

The Company’s VSCode® Barcode Technology is a derivative of the VeriCode® symbol with the ability to encrypt a greater amount of data by increasing data density.  The VSCode® is a data storage “container” that offers a high degree of security and which can also be tailored to the application requirements of the user. The VSCode® symbol can hold any form of binary information that can be digitized, including numbers, letters, images, photos, graphics, and the minutia for biometric information, including fingerprints and facial image data, to the extent of its data storage capacity, that are likewise limited by the resolution of the marking and reading devices employed by the user.  VSCode® is ideal for secure identification documents (such as national identification cards, driver’s licenses, and voter registration cards), financial cards, medical records and other high security applications.

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

Revenue Recognition:

     The Company accounts for revenue recognition in accordance with accounting standards. Revenues for the Company are classified into the following three separate categories: license revenue (Barcode Technology), hardware revenue, and identification card services revenue.

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

     Net Loss per Common Share:

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

The weighted average shares outstanding were 16,208,131 and 15,115,088 for the three months ended December 31, 2009 and 2008, respectively. The weighted average shares outstanding were 16,245,305 and 15,115,088 for the six months ended December 31, 2009 and 2008, respectively. Potentially dilutive instruments include stock options, warrants, preferred stock, convertible notes payable (Note E and F). For the six months ended December 31, 2009, stock options (819,249 common shares) warrants (275,000 common shares), convertible notes payable (4,141,491 common shares), and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share. For the six months ended December 31, 2008, stock (1,050,000 restricted common shares), stock options (731,749 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share.

  Concentrations

      The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had no cash balances in excess of the guarantee during the three and six months ended December 31, 2009.

    Fair Value of Financial Instruments

    Fair Value Measurements are adopted by the Company based on the authoritative guidance provided by the Financial Accounting Standards Board , with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption based on the authoritative guidance provided by the Financial Accounting Standards Board did not have a material impact on the Company's fair value measurements. Based on the authoritative guidance provided by the Financial Accounting Standards Board defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB authoritative guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.
Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3- Unobservable inputs based on the Company's assumptions.

     FASB issued authoritative guidance that requires the use of observable market data if such data is available without undue cost and effort.

Recently Issued Accounting Standards

    In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our consolidated financial position, results of operations and cash flows.

        In April 2009, the FASB issued new accounting guidance relating to fair value measurement to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  A significant adjustment to transaction or quoted prices may be necessary to estimate fair value under the current market conditions.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

        The disclosure requirements are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period.  Disclosures of assets and liabilities measured at fair value are to be presented by major security type.  Disclosures are not required for earlier periods presented for comparative purposes.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption had no effect on the Company’s results of operations or financial position.

      In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

E.    NOTES PAYABLE

Notes payable consist of the following:
	December 31, 2009	June 30, 2009
	(UNAUDITED)
Convertible notes payable (includes $472,663 and $449,120, respectively, to related parties), unsecured, interest at 8%, due September 2010 through November 2010, net of unamortized discount of $10,474 and $17,108, respectively, using effective interest rates ranging from 2% to 3%. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount is being amortized over the term of the notes payable
	$ 575,335	$ 546,564

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due July to November 2010.	444,930	339,109

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8% due November 2010.	197,860	--

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010	388,864	--

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand	106,403	--

Note payable, unsecured, interest at 10%, due January 2010	20,170	--

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009.	1,523	20,039

Total	1,735,085	905,712

Less: Current portion	1,735,085	20,039

Notes Payable, less current portion	$ --	$ 885,673

F.   STOCK-BASED COMPENSATION

Common Stock

Shares issued for services

    On December 5, 2008, the Company’s Board of Directors granted its former Chief Executive Officer, Mr. Jeffrey Hattara, 1,000,000 restricted shares of the Company’s common stock and granted Mr. Thomas McPherson, the Company’s Vice President, General Counsel and Secretary, 50,000 restricted shares of the Company’s common stock. The shares for both individuals were valued at the fair market price for December 5, 2008 of $0.30 per share. Of the 1,050,000 shares of common stock, 525,000 shares vested on June 5, 2009 and the remainder vested on December 5, 2009. The total compensation expense for these arrangements was $131,250 for the six months ended December 31, 2009.

      On January 1, 2009, the Company signed an agreement with a consultant to receive 50,000 shares of stock and 10,000 options to acquire common stock, with each issuance subject to approval by the Board of Directors.  On October 7, 2009, the Board of Directors approved issuance of 25,000 shares and nullified and terminated the remainder of the agreement.  The shares were valued in the aggregate at $6,500 which was based upon the stock price of the shares on the date of board approval.

     On July 21, 2009, the Company issued 50,000 shares of its common stock to each of its three directors (150,000 shares in the aggregate).  The shares were valued in the aggregate at $37,500, based upon the stock price of the shares on the date of board approval, and were included in accrued expenses at June 30, 2009.

Returned Shares

     In October 2009 David Reiling, a board member, resigned and voluntarily relinquished 50,000 shares of restricted common stock granted to him.  On December 5, 2009, Mr. Hattara resigned as CEO and agreed to return 500,000 shares of common stock previously issued to him.  As the shares issued were fully vested and services had been provided to the Company under the initial share issuance agreements, upon return of the shares the Company adjusted its paid in capital for the par value of the shares issued.

Shares issued upon conversion of Debt

     In October 2009, the Board of Directors approved the issuance of 70,000 shares of common stock upon the conversion in full of $70,000 of notes payable.  The note was converted in accordance with the conversion terms with the debt instrument.

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of outstanding stock options is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2009	721,749	$0.49
Granted	97,500	$0.38
Outstanding at December 31, 2009	819,249	$0.48

The weighted-average remaining contractual life of stock options outstanding at December 31, 2009 is 4.3 years.

During the six months ended December 31, 2009, the Company granted to certain employees options to acquire an aggregate of 97,500 shares of common stock at exercise prices ranging from $0.26 to $0.40 per share.  The options vest over a one year service period and expire 2015. The weighted-average fair value of options granted for the six months ended December 31, 2009 and 2008 was $0.34 and $0.30, respectively, determined using a black scholes pricing model with the following assumptions: expected term of 3 years, volatility of 166% and discount rate of 2.11%

Stock-based compensation expense was $30,812 and $11,414 during the three months ended December 31, 2009 and 2008, respectively.  Stock based compensation expense was $65,445 and $16,117 during the six months ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there was $9,706 of unrecognized compensation costs related to stock options.  These costs are expected to be recognized over the next four quarters.  The options had no intrinsic value as of December 31, 2009.

Warrants

      In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 warrants to acquire its common stock at an exercise price of $2 per share.  The warrants expire in 2014.  The warrants have no intrinsic value at December 31, 2009.

G.           SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 16, 2010, the filing date of this quarterly report on Form 10-Q.

Subsequent to the quarter ended December 31, 2009, the Company borrowed a total of $48,500 from related parties including The Matthews Group (an entity owned by our current CEO and Board member, Van Tran, and Larry Matthews, a significant Company shareholder) at 10% annual interest, maturing November 2010 through January 2011.  The note is convertible into the Company’s common stock at the rate of one share for every $0.30 of indebtedness.  Out of the $48,500, $38,500 is due on demand.

ITEM 2                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – December 31, 2009 compared to December 31, 2008

We had a net loss of $615,843 for the three months ended December 31, 2009 compared to a net loss of $185,468 for the three months ended December 31, 2008.  For the six month ended December 31, 2009, we had net loss of $1,326,303 compared to a net loss of $235,941 for the six months ended December 31, 2008.

License and other revenues are derived from our product identification systems sold principally to customers in the LCD monitor industry.

For the three months ended December 31, 2009, license and other revenue was $119,017 compared to $268,327 for the three months ended December 31, 2008, a decrease of $149,310.  The license and other revenue decreases are attributable to the decline in demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience decline in demand for product identification product licenses in the LCD industry.  The decrease is a result of various customers purchasing less in the current period than in the three months ended December 31, 2008.  For the six months ended December 31, 2009 and 2008, license and other revenue was $319,658 and $700,859, respectively.  The decrease was due to a sharp decline in LCD screen demand.

Cost of Goods Sold

Cost of sales for the three months ended December 31, 2009 totaled $129,426 and for the three months ended December 31, 2008, cost of sales were $64,351, an increase of $65,075.  The increase in cost of sales for the three months ended December 31, 2009 was the result of the cost of maintaining the Company’s data processing center for its mobile banking operations, which made up 91% of the total cost of sales in the current period compared to none in the quarter ended December 31, 2008.  This increase was however offset by a reduction in the cost of licenses sold during the quarter and maintenance services, which decreased by $48,788 over the three months ended December 31, 2008.  For the six months ended December 31, 2009, the cost of sales totaled $288,884 compared to the six months ended December 31, 2008 of $127,946.  The net increase of $160,938 was mainly due to maintaining the Company’s data processing center for its mobile banking operations which was not operational in the six months ended December 31, 2008.  This increased cost was offset by a reduction of $93,032 in the cost of licenses.

Operating Expenses

Research and development expense for the three months ended December 31, 2009 totaled $151,976 versus $135,277 for the three months ended December 31, 2008.  The increase of $16,699 was principally the result of increased engineering payroll expense and related employer taxes that increased by $62,800 from the Company’s mobile banking operations, which was not operational during the three month ended December 31, 2008.  This increase was however offset by a $46,100 reduction in consulting cost in response to declining revenues.  For the six months ended December 31, 2009, research and development costs were $339,981 compared to $234,372 for the six months ended December 31, 2008, a difference of $105,609.  For the six months ended December 2009, engineering payroll costs increased by $135,339 due to the Company’s mobile banking operations that was not operational during the six months ended December 31, 2008.  This increase was however offset by a $29,730 reduction in consulting cost in response to declining revenues.

Sales and marketing expense for the three months ended December 31, 2009 were $40,752 compared to $8,393 for the three months ended December 30, 2008, an increase of $32,359.  For the three months ended December 31, 2009, the Company had one direct sales staff, accounting for $30,893 of cost increases compared to no sales staff for the same three month period ended December 31, 2008.  The Company, for the three months ended December 31, 2009, paid out commissions of $200 compared to $286 for the three month period ended December 31, 2008.  Sales and marketing expense for the six months ended December 31, 2008 were $89,683 compared to $45,539 for the six months ended December 31, 2008 a difference of $44,144.  For the six months ended December 31, 2009 the Company had one direct sales staff that accounted for $61,951 increased payroll costs compared to the same six months period ended December 31, 2008.

General and administrative expenses for the three months ended December 31, 2009 were $377,783 compared to $246,664 for the three months ended December 31, 2008, an increase of $131,119 over the three months ended December 31, 2008.  The increase was mainly the result of increases in most of the expenditures for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.  Rent expense was higher by $8,568 due to the Company renting two housing units for guests and leasing of additional office space for the three months ended December 31, 2009. The Company saw increases of $36,308 in payroll expense, $68,349 in stock compensation expense and stock issued for services, $20,012 in consulting expense, $14,593 in professional fees, and $18,044 in public company fees, over the same three months ended December 31, 2008. The increased payroll and stock compensation related mainly to compensation for officers who commenced their employment in December 2008.  These increases were offset by $40,096 reduction in legal fees.  For the six months ended December 31, 2009, general and administrative expenses were $865,263 versus $530,894 for the six months ended December 31, 2008, an increase of $334,369.  The increase was the result of higher salaries of $77,758, stock compensation expense of $180,562, employer payroll taxes of $12,801, consulting expense of $20,695, rent expense of $20,068, health insurance cost of $19,571, professional accounting fees of $21,983, and public company fees of $35,632.  These increases were offset by $52,776 reduction in legal fees and $6,480 patent expense.

Other Income (Expense)

Interest income for the three months ended December 31, 2009 was $0 compared to $891 for the three months ended December 31, 2008 a decrease of $891.  The decrease was a result of the Company’s need for cash to fund its operations, thus drawing down cash reserves and in doing so earning no interest.  Interest expense for the three months ended December 31, 2009 was $34,923 compared to $0 in the same period ended December 31, 2008.  The increase was the result of issuance of notes payable.  For the six months ended December 31, 2009 and 2008, interest income was $30 and $1952, respectively.  The decrease was a result of the Company’s need for cash to fund operations, thus drawing down cash reserves and so doing earning less interest.  For the six months ended December 31, 2009 and 2008 interest expense was $62,179 and $0, respectively.  The increase was the result of issuance of notes payable.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  At December 31, 2009, the Company has $14,659 and ($2,320,325) of cash and working capital deficit, respectively.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2010 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2010 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

Subsequent to the quarter ended December 31, 2009, the Company borrowed a total of $48,500 from related parties including The Matthews Group (an entity owned by our current CEO and Board member, Van Tran, and Larry Matthews, a significant Company shareholder) at 8% and 10% annual interest, maturing November 2010 through January 2011.  The note is convertible into the Company’s common stock at the rate of one share for every $0.30 of indebtedness.  Out of the $48,500, $38,500 is due on demand.

Recently Issued Accounting Standard

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued new accounting guidance relating to fair value measurement to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  A significant adjustment to transaction or quoted prices may be necessary to estimate fair value under the current market conditions.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

The disclosure requirements are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period.  Disclosures of assets and liabilities measured at fair value are to be presented by major security type.  Disclosures are not required for earlier periods presented for comparative purposes.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption had no effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building.  The office building is leased from the Company’s CEO and Executive Chairman, Van Tran, and expires on June 30, 2012.  The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota.  The total amount of the 2.5 year lease commitment is $126,000.  The Company also has month-to-month leases for corporate housing at 1300 Hillsboro, Golden Valley, Minnesota and 2415 Winnetka Ave. N., Golden Valley, Minnesota, which are leased from Larry Johanns, a principal of The Matthews Group, LLC, and significant shareholder of the Company.  The monthly lease obligations are $1,000 and $1,200, respectively.

Our subsidiary, VTFS, entered into a twelve-month processing center contract beginning February 1, 2009, with monthly commitments of approximately $34,200.  This contract is now on a month-to-month basis until renegotiated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Stock-Based Compensation:

The Company accounts for stock-based compensation under applicable accounting standards using the modified prospective application method.  Accounting guidance requires the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values and recognized over the vesting period.

Revenue Recognition:

The Company accounts for revenue recognition in accordance with accounting guidance. Revenues for the Company are classified into the following three separate categories: license revenue (Barcode Technology), hardware revenue, and identification card services revenue.

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

ITEM 3                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents.  Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2009, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We do not use derivative instruments for speculative or investment purposes.

ITEM 4T                                CONTROLS AND PROCEDURES

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

The material weaknesses relate to limited transitional oversight from a newly formed audit committee on the external financial reporting process and internal controls over financial reporting and lack of segregation of duties. Under the segregation of duties issues, the CFO was the sole preparer of the financial statements and periodic SEC reports with limited separate independent detailed review to prevent material errors.  Also the CEO has had authority to enter into significant contracts, as well as authority to sign checks, which could result in material fraud.

In order to mitigate these material weaknesses to the fullest extent possible, the Company has assigned its newly formed audit committee with oversight responsibilities. Financial statements, periodic SEC reports and monthly bank statement and imaged checks are continuously reviewed by the CFO and CEO/Executive Chair.  In addition all significant contracts are now being reviewed and signed off by the Company’s board of directors in conjunction with the CEO/Executive Chair.

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

There have been no material changes to our risk factors and uncertainties during the three months ended December 31, 2009.  For a discussion of the Risk Factors, refer to the “Risk Factors” section of Item 1 in the Company's Annual Report on Form 10-K for the period ended June 30, 2009.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2009, the Company signed an agreement with a consultant to receive 50,000 shares of stock and 10,000 options to acquire common stock, with each issuance subject to approval by the Board of Directors.  On October 7, 2009, the Board of Directors approved issuance of 25,000 shares and nullified and terminated the remainder of the agreement.  The shares were valued in the aggregate at $6,500 which was based upon the stock price of the shares on the date of board approval.

ITEM 6	EXHIBITS

31.1	CEO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934.

32.1	Veritec, Inc. Certification of CEO/Executive Chair pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	Veritec, Inc. Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

By      /s/ Van Tran                                                                                                        February 19, 2010
           Van Tran
           Chief Executive Officer and Executive Chairman of the Board

By      /s/ John Quentin                                                                                                               February 19, 2010
           John Quentin