Form 10-Q
period 2010-03-31
VERITEC INC
filed 2010-05-14
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended  MARCH 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [ X ]   No [    ]

As of March 31, 2010, there were 15,920,088 shares of the issuer’s common stock outstanding.

		VERITEC, INC.
		FORM 10-Q
		FOR THE FISCAL QUARTER ENDED MARCH 31, 2010
		TABLE OF CONTENTS	Page No.

PART I			3
	ITEM 1	FINANCIAL STATEMENTS	3
	ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS	11
	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT	13
		MARKET RISK
	ITEM 4T	CONTROLS AND PROCEDURES	14

PART II			14
	ITEM 1	LEGAL PROCEEDINGS	14
	ITEM 1A	RISK FACTORS	14
	ITEM 6	EXHIBITS.	14
		SIGNATURES	14

PART I

ITEM 1	FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
ASSETS	(Unaudited)

Current Assets:
Cash	$18,606	$50,019
Accounts receivable, net of allowance of $8,400	37,159	28,376
Notes receivable	10,000	--
Inventories	7,436	6,217
Prepaid expenses	29,906	23,281
Employee advances	5,637	8,500
Total Current Assets	108,744	116,393

Property and Equipment, net of accumulated depreciation of $177,681 and $139,984	55,595	93,292
Patent costs	43,756	43,756

Total Assets	$208,095	$253,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable	$1,825,153	$20,039
Accounts payable	493,589	187,368
Payroll tax liabilities	45,204	--
Accrued expenses	229,526	353,161
Total Current Liabilities	2,593,472	560,568

Notes Payable, net of current portion	--	885,673

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued	1,000	1,000
Common stock, par value $.01; authorized 20,000,000 shares, 15,920,088 and 16,165,088 shares issued	159,201	161,651
Additional paid-in capital	14,280,482	13,943,046
Accumulated deficit	(16,826,060)	(15,298,497)
Total Stockholders’ Deficit	(2,385,377)	(1,192,800)

Total Liabilities and Stockholders’ Deficit	$208,095	$253,441

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2010	2009

License and other revenue	$318,963	$75,672
Cost of Sales	150,962	105,697
Gross Profit	168,001	(30,025)

Operating Expenses:
Selling, general and administrative	216,139	545,200
Research and development	115,195	138,446
Total Operating Expenses	331,334	683,646

Loss from Operations	(163,333)	(713,671)

Other Income(Expense):
Interest income	--	1,701
Interest expense	(37,926)	(4,555)
Total Other Income(Expense)	(37,926)	(2,854)

Net Loss	$(201,259)	$(716,525)

Loss Per Common Share,
Basic and Diluted	$(0.01)	$(0.05)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,868,190	15,115,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended March 31,
	2010	2009

License and other revenue	$638,621	$776,531
Cost of Sales	439,846	233,644
Gross Profit	198,775	542,887

Operating Expenses:
Selling, general and administrative	1,171,087	1,121,632
Research and development	455,176	372,819
Total Operating Expenses	1,626,263	1,494,451

Loss from Operations	(1,427,488)	(951,564)

Other Income(Expense):
Interest income	30	3,653
Interest expense	(100,105)	(4,555)
Total Other Income(Expense)	(100,075)	(902)

Net Loss	$(1,527,563)	$(952,466)

Loss Per Common Share,
Basic and Diluted	$(0.09)	$(0.06)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	16,126,876	15,115,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

`					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2009	1,000	$1,000	16,165,088	$161,651	$13,943,046	$(15,298,497)	$(1,192,800)
Stock Based Compensation					73,536		73,536
Shares Issued for Services			85,000	850	153,100		153,950
Shares Issued for Accrued Expenses			150,000	1,500	36,000		37,500
Conversion of Notes Payable			70,000	700	69,300		70,000
Shares Returned			(550,000)	(5,500)	5,500		-
Net Loss for the Period	-	-	-	-	-	(1,527,563)	(1,527,563)
Balance, March 31, 2010	1,000	$1,000	15,920,088	$159,201	$14,280,482	$(16,826,060)	$(2,385,377)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,527,563)	$(952,466)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	37,697	32,807
Amortization of discount on notes payable	17,894	800
Fair value of stock options issued to employees	73,536	34,030
Fair value of stock issued for services	153,950	117,584
Interest accrued on notes payable	89,588	3,755
Changes in operating assets and liabilities:
Accounts receivable	(8,783)	(6,932)
Inventories	(1,219)	22,122
Employee advances	2,862	--
Prepaid expenses	(6,625)	(1,200)
Accounts payables and accrued expenses	265,290	67,613

Net cash used by operating activities	(903,373)	(681,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	(47,475)
Issuance of note receivable	(10,000)	--
Net cash used by investing activities	(10,000)	(47,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	946,960	450,000
Payments on notes payable	(65,000)	--
Net cash provided by financing activities	881,960	450,000

NET DECREASE IN CASH	(31,413)	(279,362)
CASH AT BEGINNING OF PERIOD	50,019	334,702
CASH AT END OF PERIOD	$18,606	$55,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$536	$--

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$37,500	$--
Issuance of common stock in repayment of note payable	70,000	--
Issuance of warrants for notes payable	--	17,082

See notes to condensed consolidated financial statements

Table of Contents

VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2010 and 2009 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2009.  The Condensed Consolidated Balance Sheet as of June 30, 2009 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP.

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

C.  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended March 31, 2010, the Company had a net loss of $1,527,563 and used cash in operations of $903,373. At March 31, 2010, the Company had a working capital deficit of $2,484,728 and a stockholders’ deficiency of $2,385,377. The Company is also delinquent in payment of certain amounts due of $45,204 for payroll taxes as of March 31, 2010.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2010 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2010 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

E           SIGNIFICANT ACCOUNTING POLICIES

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

The weighted average shares outstanding were 15,868,190 and 15,115,088 for the three months ended March 31, 2010, and 2009, respectively.  The weighted average shares outstanding were 16,126,876 and 15,115,088 for the nine months ended March 31, 2010, and 2009, respectively. Potentially dilutive instruments include stock options, warrants, preferred stock, and convertible notes payable (Note E and F).  For the nine months ended March 31, 2010, stock options (814,249 common shares), warrants (275,000 common shares), convertible notes payable (4,346,987 common shares), and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share.  For the nine months ended March 31, 2009, stock (1,050,000 restricted common shares), stock options (731,749 common shares), warrants (225,000 common shares) and preferred stock (10,000 common shares) were antidilutive and, therefore, were not included in the computation of diluted net loss per common share.

Concentrations

      The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had no cash balances in excess of the guarantee during the three and nine months ended March 31, 2010.

     During the nine months ended March 31, 2010 and 2009, the Company had four customers that accounted for approximately 10%, 11%, 22%, and 25% of sales in 2010, and three customers that accounted for approximately 11%, 17%, and 36% of sales in 2009, respectively. During the three months ended March 31, 2010, and 2009, the Company had three customers that accounted for approximately 13%, 18%, and 33% of sales in 2010, and four customers of which two of the customers accounted for approximately 13% each and the remaining customers accounted for approximately 17% and 39% of the sales in 2009.  No other customers accounted for more than 10% of sales in either year. As of March 31, 2010 and June 30, 2009, the Company had approximately $26,650 (58%) and $6,050 (13%) and $15,000 (41%) and $7,499 (20%), respectively, of accounts receivable from its major customers.

For the nine months ended March 31, 2010 and 2009, foreign revenues accounted for 82% (66% Koreas, 12% Taiwan, and 4% others) and 75% (60% Korea, 11% Japan, and 4% others) of the Company’s total revenues respectively.  For the three months ended March 31, 2010 and 2009, foreign revenues accounted for 96% (84% Korea, 9% Taiwan, and 3% others) and 54% (52% Korea and 2% others) of the Company’s total revenues respectively.

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

Recent Accounting Pronouncements

    In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

F.    NOTES PAYABLE

Notes payable consist of the following:
	March 31, 2010	June 30, 2009
	(UNAUDITED)
Convertible notes payable (includes $484,260 and $449,120, respectively, to related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount is being amortized over the term of the notes payable.  The unamortized discount as of March 31, 2010 and June 30, 2009, was $7,127 and $17,108, respectively.
	$ 589,532	$ 546,564

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due July to November 2010.	492,766	339,109

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8% due November 2010.	203,315	--

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010	398,756	--

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand	108,414	--

Note payable, unsecured, interest at 10%, due January 2010	20,663	--

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 per share subject to board of directors’ approval, interest at 8%, due January 2011	10,184	--

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009.	1,523	20,039

Total	1,825,153	905,712

Less: Current portion	1,825,153	20,039

Notes Payable, less current portion	$ --	$ 885,673

G.   STOCK-BASED COMPENSATION

Common Stock

Shares issued for services

    On December 5, 2008, the Company’s Board of Directors granted its former Chief Executive Officer, Mr. Jeffrey Hattara, 1,000,000 restricted shares of the Company’s common stock and granted Mr. Thomas McPherson, the Company’s Vice President, General Counsel and Secretary, 50,000 restricted shares of the Company’s common stock. The shares for both individuals were valued at the fair market price for December 5, 2008 of $0.30 per share. Of the 1,050,000 shares of common stock, 525,000 shares vested on June 5, 2009 and the remainder vested on December 5, 2009. The total compensation expense for these arrangements was $131,250 for the nine months ended March 31, 2010.

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

    On February 23, 2010, the Company issued 60,000 shares of its common stock to one of its consultants valued at $16,200 based upon the stock price of the shares on the date of board approval.

Shares issued for settlement of accrued expenses

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

A summary of outstanding stock options is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2009	721,749	$ 0.49
Granted	97,500	$ 0.38
Forfeited	(5,000)	$ 0.25
Outstanding at March 31, 2010	814,249	$ 0.47

The weighted-average remaining contractual life of stock options outstanding at March 31, 2010 is 4.1 years.

During the nine months ended March 31, 2010, the Company granted to certain employees options to acquire an aggregate of 97,500 shares of common stock at exercise prices ranging from $0.25 to $0.40 per share.  The options vest over a one year service period and expire 2015. The weighted-average fair value of options granted for the nine months ended March 31, 2010 and 2009 was $0.34 and $0.29, respectively.  The weighted average fair value of options granted during the nine months ended March 31, 2010, was determined using a black scholes pricing model with the following assumptions: expected term of 3 years, volatility of 181% and discount rate of 2.47% to 2.69%.

Stock-based compensation expense was $8,091 and $17,913 during the three months ended March 31, 2010 and 2009, respectively.  Stock based compensation expense was $73,536 and $34,030 during the nine months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, there was $1,244 of unrecognized compensation costs related to stock options.  These costs are expected to be recognized over the next four quarters.  The options had no intrinsic value as of March 31, 2010.

Warrants

      In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 warrants to acquire its common stock at an exercise price of $2 per share.  The warrants expire in 2014.  The warrants have no intrinsic value at March 31, 2010.

H.           SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2010, the Company borrowed a total of $60,500 from The Matthews Group, a related party (an entity owned by our current CEO and Board member, Van Tran, and Larry Johanns, a significant Company shareholder) at 8% annual interest, due on demand.   The note is convertible into the Company’s common stock at the rate of one share for every $0.30 of indebtedness.

ITEM 2                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – March 31, 2010 compared to March 31, 2009

We had a net loss of $201,259 for the three months ended March 31, 2010, compared to a net loss of $716,525 for the three months ended March 31, 2009.  For the nine months ended March 31, 2010, we had a net loss of $1,527,563 compared to a net loss of $952,466 for the nine months ended March 31, 2009.

License and other revenues are derived from our product identification systems sold principally to customers in the LCD monitor industry.

For the three months ended March 31, 2010, license and other revenue was $318,963 compared to $75,672 for the three months ended March 31, 2009, an increase of $243,291.  The license and other revenue increases are attributable to the increase in demand for LCD screens in the third quarter. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, in the three months ended March 31, 2010, the Company experienced a slight increase in demand for product identification product licenses in the LCD industry.  The increase is a result of various customers purchasing more in the current period than in the three months ended March 31, 2009.  For the nine months ended March 31, 2010, and 2009, license and other revenue was $638,621 and $776,531, respectively.  The decrease was due to a decline in LCD screen demand.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2010 totaled $150,962 and for the three months ended March 31, 2009, cost of sales were $105,697, an increase of $45,265.  The increase in cost of sales for the three months ended March 31, 2010, was the result of the cost of maintaining the Company’s data processing center for its mobile banking operations, which made up 82% of the total cost of sales in the current period compared to 49% in the quarter ended March 31, 2009.  This increase was partially offset by a reduction in the cost of licenses sold during the quarter and maintenance services, which decreased by $26,593 over the three months ended March 31, 2009.  For the nine months ended March 31, 2010, the cost of sales totaled $439,846 compared to the nine months ended March 31, 2009, of $233,644.  The net increase of $206,202 was mainly due to maintaining the Company’s data processing center for its mobile banking operations.  This increased cost was partially offset by a reduction of $85,420 in the cost of licenses.

Operating Expenses

Research and development expense for the three months ended March 31, 2010, totaled $115,195 versus $138,446 for the three months ended March 31, 2009.  The decrease of $23,251 was principally the result of reduction in consulting costs that decreased by $40,313 and travel expense that decreased by $7,603.  This reduction was partially offset by a $23,439 increase in payroll cost.  For the nine months ended March 31, 2010, research and development costs were $455,176 compared to $372,819 for the nine months ended March 31, 2009, a difference of $82,357.  For the nine months ended March 31, 2010, engineering payroll costs increased by $147,610 due to the Company’s mobile banking operations.  This increase was partially offset by $84,948 reduction in consulting cost in response to declining revenues.

Sales and marketing expense for the three months ended March 31, 2010 were $35,670 compared to $17,530 for the three months ended March 31, 2009, an increase of $18,140.  For the three months ended March 31, 2010, the Company had one direct sales staff person, accounting for $21,213 of cost increases.  The Company, for the three months ended March 31, 2010, paid out commissions of $314 compared to $270 for the three month period ended March 31, 2009.  Sales and marketing expense for the nine months ended March 31, 2010 were $125,353 compared to $63,069 for the nine months ended March 31, 2009 a difference of $62,284.  For the nine months ended March 31, 2010, the Company had one direct sales staff that accounted for $86,813 increased payroll costs compared to the same nine months period ended March 31, 2009.  The increased cost was offset by reduction in commissions of $12,914 and $8,651 in consulting cost.

General and administrative expenses for the three months ended March 31, 2010 were $180,469 compared to $527,670 for the three months ended March 31, 2009, a reduction of $347,201 over the three months ended March 31, 2009.  The reduction was mainly the result of decreases in most of the expenditures for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  Payroll expense decreased by $43,727 due to reduction in staff levels.  The Company also saw decreases of $104,690 in stock compensation, $13,677 in health insurance cost, $66,350 in professional fees, and $110,885 in bad debt expense over the three months ended March 31, 2009.  For the nine months ended March 31, 2010, general and administrative expenses were $1,045,734 versus $1,058,563 for the nine months ended March 31, 2009, a decrease of $12,829.  The decrease was the result of lower professional fees of $103,623 and bad debt expense of $111,023.  These decreases were offset by increases in payroll cost of $34,030, stock compensation of $75,872, consulting cost of $15,233, rent expense of $12,565 and public companies fees of $37,652.

Other Income (Expense)

Interest income for the three months ended March 31, 2010 was $0 compared to $1,701 for the three months ended March 31, 2009 a decrease of $1,701.  The decrease was a result of the Company’s need for cash to fund its operations, thus drawing down cash reserves and in doing so earning no interest.  Interest expense for the three months ended March 31, 2010, was $37,926 compared to $4,555 in the same period ended March 31, 2009.  The increase was the result of issuance of notes payable.  For the nine months ended March 31, 2010, and 2009, interest income was $30 and $3,653, respectively.  The decrease was a result of the Company’s need for cash to fund operations, thus drawing down cash reserves and so doing earning less interest.  For the nine months ended March 31, 2010, and 2009, interest expense was $100,105 and $4,555, respectively.  The increase was the result of issuance of notes payable.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  During the nine months ended March 31, 2010, the Company had a net loss of $1,527,563 and used cash in operations of $903,373. At March 31, 2010, the Company had a working capital deficit of $2,484,728 and a stockholders’ deficiency of $2,385,377. The Company is also delinquent in payment of certain amounts due of $45,204 for payroll taxes as of March 31, 2010.  The Company’s operations are currently being supported by borrowings from affiliated parties, and its cash and forecasted cash flow from operations will not be sufficient to continue operations without continued external investment. The Company believes it will require additional funds in the near future to continue its operations and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing further dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

If the Company is not successful in raising additional funds, generating sufficient revenues or implementing sufficient cost reductions,  the Company may be forced to suspend or discontinue its operations or seek relief from its debt obligations under the United States Bankruptcy Code. Any of these actions is likely to result in a common stockholder’s loss of his or her complete investment in the Company’s common stock.

Subsequent to the quarter ended March 31, 2010, the Company borrowed a total of $60,500 from The Matthews Group, a related party (an entity owned by our current CEO and Board member, Van Tran, and Larry Johanns, a significant Company shareholder) at 8% annual interest, due on demand.  The note is convertible into the Company’s common stock at the rate of one share for every $0.30 of indebtedness.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.  The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building.  The office building is leased from the Company’s CEO and Executive Chairman, Van Tran, and expires on June 30, 2012.  The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota.  The total amount of the 2.25 year lease commitment is $113,400.  The Company also has month-to-month leases for corporate housing at 1300 Hillsboro, Golden Valley, Minnesota and 2415 Winnetka Ave. N., Golden Valley, Minnesota, which are leased from Larry Johanns, a principal of The Matthews Group, LLC, and significant shareholder of the Company.  The monthly lease obligations are $1,000 and $1,200, respectively.

Our subsidiary, VTFS, entered into a twelve-month processing center contract beginning February 1, 2009, with monthly commitments of approximately $34,200.  In April 2010, the contract was renegotiated for a one-year term.  The monthly commitment under this contract is $19,955.

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

ITEM 3                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents.  Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2010, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We do not use derivative instruments for speculative or investment purposes.

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

The material weaknesses relate to limited transitional oversight from the audit committee on the external financial reporting process and internal controls over financial reporting and lack of segregation of duties. Under the segregation of duties issues, the CFO was the sole preparer of the financial statements and periodic SEC reports with limited separate independent detailed review to prevent material errors.  Also the CEO has had authority to enter into significant contracts, as well as authority to sign checks, which could result in material fraud.

In order to mitigate these material weaknesses to the fullest extent possible, the Company has assigned its audit committee with oversight responsibilities. Financial statements, periodic SEC reports and monthly bank statement and imaged checks are continuously reviewed by the CFO and CEO/Executive Chair.  In addition all significant contracts are now being reviewed and signed off by the Company’s board of directors in conjunction with the CEO/Executive Chair.

Internal Control over Financial Reporting

Other than the changes described in the preceding paragraph,, there have not been any changes in our internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A	RISK FACTORS

There have been no material changes to our risk factors and uncertainties during the three months ended March  31, 2010.  For a discussion of the Risk Factors, refer to the “Risk Factors” section of Item 1 in the Company's Annual Report on Form 10-K for the period ended June 30, 2009.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On February 23, 2010, the Company issued 60,000 shares of its common stock to one of its consultants in exchange for services rendered. The Company issued the restricted shares in reliance on Section 4(2) under the Securities Act of 1933, based on the restrictions on the securities issued.

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

VERITEC, INC.

By /s/ Van Tran	May 14, 2010
Van Tran
Chief Executive Officer and Executive Chairman of the Board

By /s/ John Quentin	May 14, 2010
John Quentin
Chief Financial Officer