Form 10-K
VERITEC INC
filed 2010-10-12
CIK 773318

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark one)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________   to          _____________________

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [    ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d)  of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ] No [ X ]

The aggregate market value of the common stock of the registrant held by non-affiliates, computed by reference to the average bid price of the common stock on December 31, 2009, was approximately $1,157,990.

Number of shares outstanding as of June 30, 2010 was: 15,920,088.

VERITEC, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2010

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Veritec, Inc. (together with its subsidiaries hereinafter referred to as “we,” “us,” “our”, the "Company" or “Veritec”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

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

(a)	MTC™ Debit Card - Visa® Prepaid Card Programs

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

Major Customers

The Company’s three biggest customers in fiscal 2010 represented an aggregate of 65% of our revenue.  During the fiscal 2010 and 2009, 89% and 87% respectively, of our revenue was from  customers outside the United States.

Engineering, Research and Development

As of June 30, 2010, the Company employed three engineers and engaged two engineering independent contractors.  During the fiscal year that ended June 30, 2010, we concentrated on several projects which included the continued development of the FCR-500 fingerprint and card reader, the Verisuite Bio-ID software platform, the PhoneCodes software platform, and the Mobile Banking Technology platform.

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

Employees

As of June 30, 2010, the Company employed eleven employees and two independent contractor consultants.

Financial Information about Geographic Areas

For the fiscal year ended, June 30, 2010, United States customers accounted for 11% (13% in fiscal 2009) of the Company’s total revenue.  The remaining revenue of 89% (87% in fiscal 2009) was from foreign customers.  Our foreign revenues in all periods have been concentrated in Japan, Korea, Taiwan and Germany.

ITEM 2                      PROPERTIES

We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business.  This lease is with Van Thuy Tran, the
Chairman of the Board and the Chief Executive Officer of the Company.  Our lease requires monthly payments of $4,200 and runs through June 30, 2012, with an option to automatically extend the lease for two one-year extensions.

Veritec leases on a month-to-month basis, a single-family residence located at 1300 Hillsboro, Golden Valley, Minnesota in order to provide business housing for the Company’s business visitors, consultants and employees from outside the State of Minnesota.  The Company provides business housing in order to save on the expense of the high cost of local hotel lodging.  The lease requires a monthly payment of $1,000.  The residence is owned by Larry Johanns, a principal of The Matthews Group, LLC, and significant shareholder of the Company. This lease was terminated on April 30, 2010.

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

The Company leased a single-family residence located at 10003 Crestridge Drive, Minnetonka, Minnesota, for a period of six months in order to provide business housing to one of its out of state employees.  The residence was leased to the Company by Van Tran, the Executive Chair of the Company beginning September 2009. The monthly lease payment was $1,600. This lease was terminated effective September 30, 2009.

ITEM 3                      LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

As of June 30, 2010, the Company is not a party to any lawsuits.  The descriptions of the legal proceedings in this section are those proceedings that were finally resolved during fiscal year ending on June 30, 2010 or are otherwise related to such proceedings.

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

Except as set forth above, we believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

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

Market Price Range of Common Stock	Fiscal 2010		Fiscal 2009
Quarter Ended	High	Low	High	Low
September 30.85		.13	.40	.11
December 31.30		.20	.51	.11
March 31.25		.12	.30	.11
June 30.29		.11	.28	.11

Shareholders

As of June 30, 2010, there were approximately 801 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele (with each such brokerage house and clearing house being considered as one holder).

Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During fiscal year 2010, 85,000 shares of common stock were issued to consultants for services and 150,000 shares of common stock were issued to directors as compensation. In addition $70,000 note payable was converted into the Company’s common stock by issuing 70,000 common shares in full payment of the note in accordance with the terms of the note. Also 550,000 shares of common stock were returned to the Company by the Company’s former CEO and one of the Company’s former directors.

During fiscal 2010 the Company issued to The Matthews Group, individuals, and employees secured and unsecured convertible and unconvertible notes totaling $1,036,750 at interest rates ranging from 0% to 10%.  Out of the total notes payable $65,000 was repaid and $70,000 was converted into the Company’s common stock as discussed above.

In fiscal 2009, pursuant to the terms of a Subscription Agreement and Investment of Intent (the “Subscription Agreement”) the Company issued to The Matthews Group, individuals, and employees of the Company unsecured convertible notes payable totaling $550,000, at an interest rate of 8% for a period of eighteen months.  Included in these convertible notes payable was $150,000 to The Matthews Group.  Under the terms of the notes interest is accrued on the principal and becomes payable at maturity.  The holders of the notes have options to convert the notes into whatever form of security is offered by the Company if there is subsequent financing.  As part of Subscription Agreement, The Matthews Group, individuals, and employees also received warrants to purchase one share of common stock of the Company for every $2.00 of investment, at an exercise price of $2.00 per warrant share.  In addition the Company issued unsecured notes payable to The Matthews Group and certain individuals totaling $355,000 bearing an annual interest rate of 8% and maturing November 2009 and July 2010.  Included in the unsecured notes payable was $310,000 issued to The Matthews Group.

All of the shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding options and warrants relating to compensation arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	814,249	$0.47	10,000
Equity plans not approved by security holders (2)	275,000	2.00	--
Total	1,089,249	$0.86	10,000

(1) These equity compensation plans are comprised of individual compensation arrangements with certain employees of the Company.
(2) Share warrants issued to holders of notes payable in fiscal 2009.

ITEM 6                      SELECTED FINANCIAL DATA

The Company, as a smaller reporting company, is not required to provide disclosure under this Item 6.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – June 30, 2010 compared to June 30, 2009

We had a net loss of $1,721,393 in the fiscal year ended June 30, 2010 compared to a net loss of $1,658,625 in the fiscal year ended June 30, 2009.

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2010	2009	$	%

License	$898,953	$863,137	$35,816	4.1
Hardware	23,895	28,014	(4,119)	(14.7)
Identification Card	10,756	13,027	(2,271)	(17.4)
Debit Card Revenue	7,982	--	7,982

Total Revenues	$941,586	$904,178	$37,408	4.1

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card systems.

The license revenue increase was mainly attributable to growth of the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively high demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased $78,885 in Singapore, Japan, and China.  The largest increase of our license sales for the year ended June 30, 2010, was in Korea, which increased $121,330.

Cost of Goods Sold

Cost of sales for the year ended June 30, 2010, totaled $538,084 and for the year ended June 30, 2009, cost of sales was $364,566, an increase of $173,518.  As a percentage of revenue, for the year ended June 30, 2010, cost of sales was 57.1% compared to 40.3% for the year ended June 30, 2009.  The increase in the cost of sales as a percentage of revenue was principally the result of increases in the cost associated with the mobile debit card business. Charges of $456,558 and $207,084 for the years ended June 30, 2010 and 2009, respectively for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased in December 2006, accounted for 85% and 57% of the total cost of goods sold for the year ended June 30, 2010 and 2009.  Included in the cost of goods sold for the year ended June 30, 2010, were network and consulting fees of $7,266 for the mobile debit card, and freight and handling expense of $3,557.  Cost of goods sold associated with the license, hardware and identification revenue was $81,526 or 8.7% of total licensing, hardware, identification card revenue, and debit card revenue for the year ended June 30, 2010, compared to $90,340 or 10% for the year ended June 30, 2009.

Operating Expenses

Research and development expense for the year ended June 30, 2010 totaled $429,159 versus $577,003 for the year ended June 30, 2009 a decrease of $147,844. Consultant and project costs were $10,693 for the year ended June 30, 2010 compared to $254,090 for the year ended June 30, 2009, a difference of $243,397.  This cost savings was the result of the Company’s reduction in the use of outside consultants and contractors for projects.  However this cost savings was offset by $106,904 increase in research and development salaries and related payroll costs mainly from the mobile card business that covered twelve month period in fiscal year 2010 versus four month period in fiscal year 2009.

Sales and marketing expense for the fiscal year ended June 30, 2010 was $166,411 compared to $100,015 for the fiscal year ended June 30, 2009, an increase of $66,396.  For the year ended June 30, 2010, the Company’s tradeshow and travel costs were $5,461 compared to $5,008 for the year ended June 30, 2009, an increase of $453.  The Company’s sales and marketing payroll and related costs increased by $89,063 for the year ended June 30, 2010 as a result of its mobile card business.

General and administrative expenses for the fiscal year ended June 30, 2010 were $1,389,477, compared to $1,502,249 for fiscal year ended June 30, 2009, a decrease of $112,772 over the prior year ended June 30, 2009.  The decrease was the result of decreases in stock compensation by $29,560, salaries costs by $46,022, legal fees by $22,337, health insurance by $5,380, directors’ fees by $32,415, administrative consultant costs by $7,215, and allowance for note receivable by $106,045 compared to the year ended June 30, 2009. Significant increases during the year ended June 30, 2010, compared to the prior year included increases in bank charges by $15,295 and write-off of other assets by $43,756. Audit expenses for the year ended June 30, 2010 compared to the year ended June 30, 2009 was up by $32,583.

Other Income (Expense)
Interest income for the fiscal year ended June 30, 2010 was $30 compared to $3,706 for the fiscal year ended June 30, 2009 a decrease of $3,676.  The decrease was a result of the Company’s need for cash to fund the operations, thus drawing down cash reserves and in so doing earning less interest.  Interest expense for the fiscal year ended June 30, 2010 was $139,878 compared to $21,894 in fiscal year 2009 an increase of $117,984 due to increased financing activities during fiscal 2010 compared to a lower financing activities in fiscal 2009.

Capital Expenditures and Commitments

During the fiscal year ended June 30, 2010, we made capital purchases of $2,108 compared to $55,083 in 2009.  For the year ended June 30, 2010, the Company purchased computer equipment for its customer service center related to the mobile card business for $1,201.  The remaining amount of $907 was spent on office equipment.

Liquidity

Our decrease in cash and cash equivalent to $31,915 at June 30. 2010 compared to $50,019 at June 30, 2009 was the result of $962,456 used in operating activities; $12,108 used in investing activities; and $956,460 provided by financing activities.  Net cash used in operations during 2010 was $962,456 compared with $1,025,843 used in operations during the same period in 2009.  Cash used in operations during 2010 was primarily due to the net loss in the period.  Net cash used in investing activities of $12,108 during 2010 compared with $163,840 during 2009 was primarily the result of payment on note receivable and purchase of equipment.  Net cash provided by financing activities of $956,460 during 2010 was primarily due to proceeds from notes payable of $1,021,460 and payments on notes payable of $65,000.  During the same period in 2009, the net cash provided by financing activities of $905,000 was from proceeds from notes payable.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support.  The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant Company stockholder.  In fiscal 2010, The Matthews Group, Company executives, a member of the Board of Directors, and other individuals loaned $1,036,750 to the Company mostly in the form of convertible notes payable. Through June 30, 2009 The Matthews Group, LLC, Company executives, a member of the Company’s Board of Directors, and other individuals loaned $905,000 to the Company. Included in this amount was $550,000 made under a subscription agreement form of private offering.  Subsequent to fiscal 2010 and through September 2010 the Company issued to The Matthews Group unsecured and convertible demand notes totaling $100,000 at an interest rate of 8% per annum.  However additional capital most likely will be required to continue the Company’s business, and the Company has no guarantee that The Matthews Group, LLC, the executives, Board member, and other individuals will continue to provide funding.  As of June 30, 2010, the Company had $31,915 in cash and a ($2,623,237) working capital deficit. The Company will require additional funds to continue its operations through fiscal year 2011 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof.  However, there is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs.

Further, due to the Company’s prior bankruptcies and history of losses, it may be difficult for the Company to raise additional funds, if required.  If the Company cannot raise such capital, or if the cost of such capital is too high, we may be unable to successfully launch or continue development of new products. If losses continue, we may be unable to continue in business.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran that expires June 30, 2012 with two one-year extensions.  The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota.  The total amount of the 2-year lease commitment is $100,800.  The Company has a month-to-month lease for corporate housing at 2415 Winnetka Ave. N., Golden Valley, Minnesota which is leased from Larry Johanns, a principal of The Matthews Group, LLC, and significant shareholder of the Company.  The monthly lease commitments are $1,200.

VTFS entered into a twelve-month processing center contract beginning April 1, 2010, with monthly commitments of approximately $19,955.

Subsequent to the fiscal year ended June 30, 2010, the Company entered into consulting, settlement and confidentiality agreements with various entities and the United States Government.  The future commitment under these agreements was $11,000 through February 2011.  The Company also entered into sales and confidentiality agreements with entities for the marketing of its mobile debit card in return for commissions from sales revenue from its debit card transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Stock-Based Compensation:

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation for employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date. The value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

We estimate volatility and forfeitures based upon historical data. As permitted by the authoritative guidance issued by the Financial Accounting Standards Board, we use the “simplified” method to determine the expected life of an option due to the Company’s lack of sufficient historical exercise data to provide a reasonable basis, which is a result of the relative high turnover rates experienced in the past for positions granted options. All of these variables have an effect on the estimated fair value of our share-based awards.

Revenue Recognition:

The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" and related amendments. Revenues for the Company are classified into five separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, identification card revenue, debit card revenue, and infringement revenue.  Revenues from licenses, hardware, and identification cards are recognized when the product is shipped and collection is reasonably assured. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet.  Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment.  Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return.  Under some conditions, the customers remit payment prior to the Company having completed importation of the software.  In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

The process for identification cards begins when a customer requests, via the Internet, an identification card.  The card is reviewed for design and placement of the data, printed and packaged for shipment.  At the time the identification cards are shipped and collection is reasonably assured, revenue is recognized.

The Company, as a processor and a distributor, recognizes revenue from transaction fees charged cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

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

Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

ITEM 8                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Veritec, Inc.
Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
October 8, 2010

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 AND 2009

	2010	2009
ASSETS

Current Assets:
Cash	$31,915	$50,019
Accounts receivables, net of allowance of $8,650 and $8,400, respectively	76,363	28,376
Inventories	3,394	6,217
Prepaid expenses	29,781	23,281
Employee advances	5,037	8,500
Total Current Assets	146,490	116,393

Property and Equipment, net	45,079	93,292
Other Assets	--	43,756

Total Assets	$191,569	$253,441

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable	$33,069	$20,039
Notes payable, related party, net of discount of $7,313	1,909,991	--
Accounts payable	518,215	187,368
Payroll tax liabilities	103,002	--
Accrued expenses	205,450	353,161
Total Current Liabilities	2,769,727	560,568

Notes Payable, related party, less current portion, net of discount of $17,107	--	885,673

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 and 16,165,088 shares issued and outstanding, respectively	159,201	161,651
Additional paid-in capital	14,281,531	13,943,046
Accumulated deficit	(17,019,890)	(15,298,497)
Total Stockholders' Deficiency	(2,578,158)	(1,192,800)

Total Liabilities and Stockholders’ Deficiency	$191,569	$253,441

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

Revenues:
License	$898,953	$863,137
Hardware	23,895	28,014
Identification Card	10,756	13,027
Debit Card Revenue	7,982	--
Total revenues	941,586	904,178

Cost of Sales	538,084	364,566

Gross Profit	403,502	539,612

Operating Expenses:
General and administrative	1,389,477	1,502,249
Sales and marketing	166,411	100,015
Research and development	429,159	577,003
Total Operating Expenses	1,985,047	2,179,267

Loss from Operations	(1,581,545)	(1,639,655)

Other Income (Expense):
Interest income	30	3,706
Interest expense	(139,878)	(21,894)
Other	--	(782)
Total Other Income (Expense)	(139,848)	(18,970)

Net Loss	$(1,721,393)	$(1,658,625)

Loss Per Common Share -
Basic and Diluted	$(0.11)	$(0.11)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	15,875,869	15,151,047

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficiency)

BALANCE, June 30, 2008	1,000	$1,000	15,115,088	$151,151	$13,674,471	$(13,639,872)	$186,750

Fair value of shares issued for services			1,050,000	10,500	173,250		183,750
Stock based compensation	--	--	--	--	74,345	--	74,345
Fair value of warrants issued with notes payable	--	--			20,980	--	20,980
Net loss	--	--	--	--	--	(1,658,625)	(1,658,625)

BALANCE, June 30, 2009	1,000	1,000	16,165,088	161,651	13,943,046	(15,298,497)	(1,192,800)

Fair value of shares issued for services and settlement of accrued expenses	--	--	235,000	2,350	189,100	--	191,450
Stock based compensation	--	--	--	--	74,585	--	74,585
Shares issued upon conversion of notes payable	--	--	70,000	700	69,300	--	70,000
Shares returned	--	--	(550,000)	(5,500)	5,500	--	--
Net loss	--	--	--	--	--	(1,721,393)	(1,721,393)

BALANCE, June 30, 2010	1,000	$1,000	15,920,088	$159,201	$14,281,531	$(17,019,890)	$(2,578,158)

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,721,393)	$(1,658,625)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	50,321	43,151
Write-off of other assets	43,756	--
Allowance on notes receivable	10,000	108,757
Fair value of stock options issued to employees	74,585	74,345
Fair value of stock issued for services	153,950	183,750
Loss on sale of property and equipment	--	541
Gain on write-off of accrued expenses	(124,000)
Amortization of discount on notes payable	25,085	3,873
Interest accrued on notes payable	125,803	17,819

Changes in operating assets and liabilities:
Accounts receivable	(47,987)	6,749
Inventories	2,823	24,415
Prepaid expenses	(6,500)	(20,131)
Employee advances	3,463	(8,500)
Accounts payables and accrued expenses	447,638	198,013
Net cash used by operating activities	(962,456)	(1,025,843)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	(10,000)	(110,885)
Purchases of property and equipment	(2,108)	(52,955)
Net cash used by investing activities	(12,108)	(163,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	80,000	20,000
Proceeds from notes payable, related party	941,460	885,000
Payment on notes payable, related party	(65,000)	--
Net cash provided by financing activities	956,460	905,000

NET DECREASE IN CASH	(18,104)	(284,683)

CASH AT BEGINNING OF YEAR	50,019	334,702

CASH AT END OF YEAR	$31,915	$50,019

2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid for interest	$724	$203

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for accrued expenses	$37,500	$--
Issuance of common stock upon conversion of note payable	70,000	--
Purchase of property and equipment by reducing note receivable	--	2,128
Issuance of warrants with notes payable	--	20,980

VERITEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s Barcode Technology was originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. Our principal licensed product to date that contains our VeriCode ® Barcode Technology has been a product identification system for identification and tracking of manufactured parts, components and products. The VeriCode® symbol is a two-dimensional high data density machine-readable symbol that can contain up to approximately 500 bytes of data.

The Company’s VSCode® Barcode Technology is a derivative of the VeriCode® symbol with the ability to encrypt a greater amount of data by increasing data density. The VSCode ® is a data storage “container” that offers a high degree of security and which can also be tailored to the application requirements of the user. The VSCode ® symbol can hold any form of binary information that can be digitized, including numbers, letters, images, photos, graphics, and the minutia for biometric information, including fingerprints and facial image data, to the extent of its data storage capacity, that are likewise limited by the resolution of the marking and reading devices employed by the user. VSCode ® is ideal for secure identification documents (such as national identification cards, driver’s licenses, and voter registration cards), financial cards, medical records and other high security applications.

In its PhoneCodes™ product platform, Veritec developed software to send, store, display, and read a VeriCode® Barcode Technology symbol on the LCD screen of a mobile phone. With the electronic media that provide the ease of transferring information over the web, Veritec’s PhoneCodes™ technology enables individuals and companies to receive or distribute gift certificates, tickets, coupons, receipts, or engage in banking transactions using the VeriCode ® technology via wireless phone or PDA.

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

 Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of recorded intangibles, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

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

            Inventories

Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method.  Inventory is net of reserves of $23,900 and $22,300 as of June 30, 2010 and 2009, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Based upon management’s assessment, there were no indicators of impairment at June 30, 2010 or 2009.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had no cash balances in excess of the guarantee during the year ended June 30, 2010.

Major Customers:

Customers in excess of 10% of total revenues were as follows:

	Years Ended June 30,
	2010	2009

Customer A	11%	7%
Customer B	25%	36%
Customer C	29%	1%
Customer D	3%	14%
	68%	58%

Foreign Revenues:

Foreign revenues accounted for 89% of the Company’s total revenues in fiscal 2010 and 87% in fiscal 2009. (73% Korea, 11% Taiwan, and 5% others in fiscal 2010 and 11% Taiwan, 62% Korea, 8% Japan, and 6% others in fiscal 2009.)

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

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2010 or 2009.

Revenue Recognition

The Company accounts for revenue recognition in accordance with accounting standards. Revenues for the Company are classified into four separate products: license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, and identification card revenue, and debit card revenue.

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

The Company, as a processor and a distributor, recognizes revenue from transaction fees charged cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

Shipping and Handling Fees and Cost

For the years ended June 30, 2010 and 2009, shipping and handling fees billed to customers of $1,746 and $1,276, respectively were included in revenues and shipping and handling costs of $3,557 and $3,939, respectively were included in cost of sales.

Research and Development

Research and development costs were expensed as incurred.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation as their effect is antidilutive.

For the years ended June 30, 2010 and 2009 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The potentially dilutive securities consisted of the following as of:

	June 30,
	2010	2009
Warrants	275,000	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	4,700,074	2,869,520
Options	814,249	721,749
Total	5,799,323	3,876,269

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation for employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date. The value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended June 30, 2010, the Company had a net loss of $1,721,393 and used cash in operations of $962,456. At June 30, 2010, the Company had a working capital deficit of $2,632,237 and a stockholders’ deficiency of $2,578,158. The Company is also delinquent in payment of certain amounts due of $103,002 for payroll taxes as of June 30, 2010.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2011 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2011 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant Company’s stockholder for funding. Through June 2010, TMG, executives, and some individuals have funded $1,941,750 mostly in the form of convertible notes payable.  During fiscal year 2010, TMG, a Board member, executives, and some individuals funded $1,036,750, mostly in the form of convertible notes payable.

Subsequent to June 30, 2010, the Company has received additional notes payable financing of $100,000 through September 28, 2010 (see Note 10).

NOTE 3 – NOTES RECEIVABLE

 In December 2009, the Company loaned Cities in Touch (CIT) $10,000 under an unsecured demand note for the purpose of entering into a strategic partnership with CIT. The partnership did not materialize and the Company fully provided an allowance for the note as collection is not expected.

In 2009, the Company loaned RBA $110,885 under an unsecured demand note bearing interest at the annual rate of 8%.  The Company fully provided an allowance for the note as collection is not expected.  In May 2009, $2,128 of the note receivable was applied as payment for office equipment received from RBA.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:
	June 30,
	2010	2009

Furniture and equipment	$139,083	$136,975
Software	73,000	73,000
Vehicles	23,301	23,301
	235,384	233,276
Less accumulated depreciation	190,305	139,984

	$45,079	$93,292

Depreciation expense for the years ended June 30, 2010 and 2009 was $50,321 and $43,151, respectively

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following as of:

		June 30,
	2010		2009

Convertible notes payable (includes $107,897 and $97,444, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount is being amortized over the term of the notes payable.  The unamortized discount as of June 30, 2010 and June 30, 2009, was $3,758 and $17,108, respectively.  $495,974 is currently in default.
	$603,871		$546,564

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due July to November 2010. $562,423 is currently in default.	578,166		339,109

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8% due November 2010.	208,814		--

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	408,732		--

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	110,408		--

Note payable, unsecured, interest at 10%. The note was due January 2010 and is now in default.	21,162		--

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 per share subject to board of directors’ approval, interest at 8%, due January 2011.	10,384		--

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was due November 2009 and is now in default.	1,523		20,039
Total	1,943,060		905,712
Less: Current portion	1,943,060		20,039

Notes Payable, less current portion	$--		$885,673

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

		June 30,
	2010		2009
Notes payable	$33,069		$20,039
Notes payable, related party	1,909,991		885,673
	$1,943,060		$905,712

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of June 30, 2010 and 2009, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock

Common stock consists of $.01 par value, 50,000,000 shares authorized, 15,920,088 shares issued and outstanding as of June 30, 2010 and 16,165,088 shares issued and outstanding as of June 30, 2009.

In June 2010, by unanimous action of the Board of Directors and majority shareholders’ consent the Company increased its authorized common shares from 30 million to 50 million.

Stock Bonus/Compensation

On December 5, 2008, the Board of Directors granted its then CEO and interim Chief Financial Officer (CFO) 1,000,000 restricted shares of the Company’s common stock and granted its then Vice President, General Counsel and Secretary, 50,000 restricted shares of the Company’s common stock. The shares for both individuals were valued at the fair market price for December 5, 2008 of $0.30 per share.  Of the 1,050,000 shares of common stock, 525,000 shares vested on June 5, 2009 and the remainder vested on December 5, 2009. The total compensation expense for these arrangements was $131,250 and $183,750 for the years ended June 30, 2010 and 2009, respectively.

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

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

The Board of Directors authorized the CEO to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants.

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock.  The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting.  The Company granted 97,500 and 464,000 options under this arrangement in 2010 and 2009, respectively. The Company recognized stock-based compensation expense of $74,585 and $74,345 during the years ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, there was $194 of unrecognized compensation costs related to stock options.  These costs are expected to be recognized over the next month. Based upon the trading value of the common shares, there was no intrinsic value of these options as of June 30, 2010.

The weighted-average grant date fair value for options granted in fiscal 2010 and 2009 was $0.34 and $0.23, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant. Volatility was based on the historical volatility of the Company’s common stock. The Company estimated the expected life of options based on historical experience and other averaging methods.

	Years Ended June 30,
	2010	2009

Risk-free interest rates	2.49%	2.11%
Dividend yields	0%	0%
Volatility	181.42%	166.17%
Weighted average expected life	3 years	3 years

A summary of stock options as of June 30, 2010 and for the two years then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2008	267,749	$0.82
Granted	464,000	$0.29
Forfeited	(10,000)	$0.14
Outstanding at June 30, 2009	721,749	$0.49
Granted	97,500	$0.38
Forfeited	(5,000)	$0.30
Outstanding at June 30, 2010	814,249	$0.47
Exercisable at June 30, 2010	804,249	$0.48

The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2010 is 3.8 years.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of June 30, 2010 and changes during the two years then ended is presented below:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at June 30, 2008	49,083	$0.43
Granted	464,000	$0.25
Vested	(49,083)	$0.43
Forfeited	(10,000)	$0.12
Nonvested at June 30, 2009	454,000	$0.25
Granted	97,500	$0.34
Vested	(536,500)	$0.27
Forfeited	(5,000)	$0.22
Nonvested at June 30, 2010	10,000	$0.23

Stock Warrant

The Company issued 275,000 shares of warrants related to notes payable issued in fiscal year 2009.  The fair value of the warrants allocated to notes payable was $20,981 or $0.08 per share.  The weighted average remaining contractual life of the warrants at June 30, 2010 is 3.7 years.  The warrants are fully vested, have a five year term and are exercisable at $2 per share. Based upon the trading value of the common shares, there was no intrinsic value of these warrant  as of June 30, 2010.

The weighted-average fair value of warrants granted was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: 2.03% risk-free interest rates, 0% dividend yields, 166.53% volatility, and 3.0 years weighted average expected life.

NOTE 8 - INCOME TAXES

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

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended
	June 30,
	2010		2009
Federal Statutory tax rate	(34%	)	(34%	)
State tax, net of federal benefit	(6%	)	(6%	)
Change in valuation	(40%	)	(40%	)
Allowance	40%		40%
Effective tax rate	- %		- %

The following is a summary of the deferred tax assets (separate disclosure of state deferred taxes has not been presented as such disclosure is not considered to be material):

	June 30,
	2010	2009
Allowance for doubtful accounts	$51,600	$47,400
Depreciation and amortization	52,200	54,000
Accrued expenses	61,500	33,900
Stock option	30,200	30,100
Other	12,400	10,900
Restricted shares	--	54,000
Net operating loss carryforwards	3,183,000	2,965,200
Deferred tax asset	3,390,900	3,195,500
Valuation allowance	(3,390,900)	(3,195,500)
Net deferred tax asset	$-	$-

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized.

Veritec has net operating loss carryforwards of $8,553,000 for federal purposes and $4,255,000 for state purposes available to offset future taxable income that expire in varying amounts through 2030. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its U.S. office facilities from its CEO/Executive Chair under a lease expiring June 30, 2012, with an automatic 2-year extension, requiring monthly payments of $4,200 plus common area costs.  In January 2009, the Company began leasing a single-family residence in Golden Valley, Minnesota on a month-to-month basis at $1,200 per month from a principal of The Matthews Group for purposes of housing customers, guests and consultants.  In May 2009, the Company began leasing on a month-to-month basis at $1,000 per month, a single-family residence in Golden Valley, Minnesota owned by a principal of The Matthews Group.  This lease was terminated on April 30, 2010.  Rent expense, included in operating cost, to related parties was $77,000 and $55,117 in 2010 and 2009, respectively. Future annual minimum lease payments are $50,400 in each fiscal year 2011 through 2014, including the extension period, totaling $201,600.

    Design Agreement

In November 2006, the Company entered into an agreement with a manufacturing company to design and develop a line of readers to overcome the Company’s dependence on outside suppliers. In Phase One of the project, a proto-type cell phone reader designed by the manufacturing company was evaluated and accepted.  Phase Two of the project required the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies.  The agreement required a deposit of $30,000 and payments of $30,000 for each of the four defined milestones with the total project cost not to exceed $150,000.  To date the Company has made the required deposit of $30,000, a $20,000 advance and accrued another $95,000 for a total cost of $145,000 against the maximum expenditure of $150,000.  In January 2008, the project was halted and a certified letter was sent demanding immediate repayment of the deposit and money advanced to the manufacturing company, which totaled $50,000, as a result of the manufacturing company’s inability to complete the project.  In January 2008, the manufacturer began negotiations with the Company but has since discontinued any communication. During the year ended June 30, 2010, the Company recognized a gain on extinguishment of accrued expenses in the amount of $124,000. This amount has been offset to Research and Development Expense on the Consolidated Statement of Operations as payments under this agreement were initially recorded as research and development expense when the services were provided.

Incentive Compensation Bonus Plan

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000.

Processing Center Agreement

VTFS entered into a twelve-month processing center contract beginning February 1, 2009, with monthly commitments of approximately $34,200. On April 1, 2010, the Company signed a new agreement with monthly commitments of approximately $19,955. The term of the agreement is through March 2011.

Contingencies

As of June 30, 2010, the Company is not a party to any lawsuits.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to year end and through September 28, 2010, the Company borrowed additional $100,000 with annual interest at 8%, due to a related party, convertible into common stock at $0.30 per share, and due on demand.

In August 2010, the Company entered into an agreement with Global TV, Inc. for the purpose of forming a strategic partnership.  Under the terms of the agreement the Company was to advance $100,000 to Global TV towards the acquisition of 10% ownership interest in Global TV.  As of September 2010 the Company has advanced an aggregate of $60,000 under a short-tem secured notes receivable agreement bearing an interest rate of 10% with an additional $10,000 from the CEO/Executive Chair’s personal resources.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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

The material weaknesses relate to limited oversight from our audit committee on the external financial reporting process and internal control over financial reporting and lack of segregation of duties. Under the segregation of duties issues, the CFO was the sole preparer of the financial statements and periodic SEC reports with limited separate independent detailed review to prevent material errors.  Also the CEO has had authority to enter into significant contracts, as well as authority to sign checks, which could result in material fraud.

In order to mitigate these material weaknesses to the fullest extent possible, the Company has assigned its audit committee with oversight responsibilities. Financial statements, periodic SEC reports and monthly bank statement and imaged checks are continuously reviewed by the CFO and CEO/Executive Chair.  In addition all significant contracts are now being reviewed and signed off by the Company’s in-house attorney in conjunction with the CEO/Executive Chair.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The members of the present Board of Directors and Officers are:

Name	Office	Age	Director Since
Ms. Van Thuy Tran	CEO, Director, Executive Chair, Treasurer	66	1999
Mr. Laird Powers	Director	63	2008
Mr. Robert Junghans	Director	67	-
Mr. John Quentin	CFO	49	-

Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified.  Directors serve one-year terms.  The Board of Directors appoints officers.

Mr. Jeffrey Hattara resigned in December 2009.

David Reiling resigned in October 2009.

Ms. Van Thuy Tran is the CEO and Chairman of the Board of the Company.  Ms. Tran was President of Asia Consulting and Trading Company from 1979 to 1999, a company dealing with trade in the Pacific Rim countries.  In 1995, she founded Circle of Love, a non-profit providing mission work in Vietnam.  In 1993, she founded Equal Partners, Inc., a construction and building company in Minnesota.  Ms. Van Tran has a medical degree from Bethel College/University of Minnesota and worked in the medical field as a Technologist/Hematologist for over 17 years.

Thomas W. McPherson resigned in December 2009.

Laird E. Powers is a private investor in emerging technology companies.  He has been involved with Veritec since its early stages in 1986.  In addition, for the past 25 years, he has been the president and owner of L.E. Powers Construction, a construction company in the Silicon Valley of California.  He holds BS degree in Psychology with a Math minor from California State University - Hayward.

Robert Junghan, is an attorney at law in private practice for 38 years. He holds a Juris Doctor degree from Harvard University. He provides legal services to the Company from time-to-time as requested by the CEO.

John Quentin is the CFO of the Company.  Mr. Quentin has over 15 years of accounting and auditing experience obtained mostly from the public accounting industry where his clients’ base ranged from public reporting companies to private entities.  Before joining Veritec, Inc. he was a senior auditor with Lurie Besikof Lapidus and Company, LLP for 4 years from 2004 to 2008. Prior to joining Lurie Besikof Lapidus and Company, LLP Mr. Quentin was an auditor with Rogers & Company, a local CPA firm that specialized in nonprofit auditing, accounting, and taxes where he worked on various clients including the University of Minnesota and the Metropolitan Airport Commission in conjunction with Deloitte Touche.  Before joining Rogers & Company Mr. Quentin was with Ernst & Young, LLP, from 1994 to 2001.  He holds BS degree in Accounting from Metropolitan State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during fiscal 2010, no person who was a director, officer, or beneficial owner of more than ten percent of any class of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during our most recent fiscal year or prior fiscal years, except for the following:

Committee and Board Meetings

Four meetings of our Board of Directors were held in fiscal 2010, and all board members attended the meeting.  We had no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2010.  The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business.

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

Family Relationships

None of our directors or executive officers are related to one another.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to Veritec, have any material interest adverse to Veritec or have, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
had any bankruptcy petition filed by or against him/her or any business of which he/she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities, futures, commodities or banking activities;

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been subject to, or party to, any judicial or administrative order, judgment, decree , or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation  of (i) any Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of
Directors.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the board of directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the board of directors.

ITEM 11                      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table indicates the compensation paid in each of the past two fiscal years to our Chief Executive Officer and the other individual who served as an executive officer during fiscal 2010 (“Named Executives”):

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)(1) ($)(1)	Total ($)
Van Thuy Tran Executive Chair	2010	$150,000	$0	$0		$0		$0	$150,000
Van Thuy Tran Executive Chair	2009	$150,000	$0	$12,500	(4)	$0		$0	162,500

Jeffrey Hattara(2)	2010	$6	$0	$0		$0		$0	$6
President, CEO, Interim CFO	2009	$6	$0	$300,000	(5)	$38,460	(5)	$0	$338,466

Thomas McPherson (3)	2010	$78,373	$0	$0		$0		$0	$78,373
VP, General Counsel, Secretary	2009	$66,346	$0	$15,000	(5)	$44,870	(5)	$0	$126,216

John Quentin(6)	2010	$48,846	$0	$0		$0		$0	$48,846
	2009	$0	$0	$0		$0		$0	$0

(1)	The total dollar value of all perquisites and other personal benefits was less than 10% of the total annual and bonus reported for each named executive officer in each of the past fiscal years.

(2)
Mr. Hattara’s base salary during calendar 2009 was $12.00.  In 2008 the Board granted Mr. Hattara 1,000,000 shares of restricted stock and 150,000 stock options; each respectively at a price of $0.30 per share.  Fifty percent of the restricted stock vested on June 5, 2009 and the remaining 50% vested on December 5, 2009.  The option shares vested one year after grant date.  In fiscal 2010, Mr. Hattara returned 500,000 shares that vested on December 5, 2009 to the Company.

(3)
Mr. McPherson’s base salary during calendar 2009 was $150,000.  In 2008 Board granted Mr. McPherson 50,000 shares of restricted stock and 175,000 stock options; each at a price of $0.30 per share.  Fifty percent of the restricted stock vested on June 5, 2009 and the remaining 50% vested on December 5, 2009.  The option shares vested one year after grant date.

(4)
Ms. Tran was granted 50,000 restricted stock at a price of $0.25 per share in lieu of cash payment for directors fees in fiscal 2009.  The weighted-average grant date fair value for the restricted stock was $0.25 using the market price at the date of grant.

(5)
The weighted-average grant date fair value for the restricted stock granted in 2009 was $0.30 using the market price at the date of grant.  The weighted-average grant date fair value for the options granted was $0.26.  The fair value of the option award was estimated on the date of grant using the Black Scholes option pricing model that uses the weighted-average assumption noted in footnote 7 to the consolidated financial statements.

(6)               Mr. Quentin’s base salary during calendar 2010 was $55,000.

Outstanding Equity Awards at Fiscal Year-End
Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jeffrey Hattara	150,000 (1)	-	-	$0.30	2014	-	$0
Thomas McPherson	175,000 (2)	-	-	$0.30	2014	-	$0

(1)
In 2008, the Company entered into an employment agreement with Mr. Jeffrey Hattara that granted the option to purchase 150,000 shares at the market price of $0.30 per share on the date of grant. The option vest one year from the date of grant, and expire five years after vesting.  As of June 30, 2010, the options have vested.  As part of his employment agreement Mr. Hattara was granted 1,000,000 restricted stock at the market price of $0.30 per share on the date of grant with one-half of the granted vested six months from the date of grant and the remaining balance vesting six months later.  As of June 30, 2010, the shares have vested.

(2)
In 2008, the Company entered into an employment agreement with Mr. Thomas McPherson that granted the option to purchase 175,000 shares at the market price of $0.30 per share on the date of grant. The option vest one year from the date of grant, and expire five years after vesting.  As of June 30, 2010, the options have vested.  As part of his employment agreement Mr. McPherson was granted 50,000 restricted stock at the market price of $0.30 per share on the date of grant with one-half of the granted vested six months from the date of grant and the remaining balance vesting six months later.  As of June 30, 2010, the shares have vested.

Director Compensation

Name	Fees Earned or Paid-in Cash ($)	Total ($)
(a)	(b)	(h)
Robert Junghans	$5,085	$5,085

Directors currently receive fees of $500 per meeting attended, plus expenses.

See the table for a summary of outstanding options issued or authorized for issuance under equity compensation plans.

ITEM 12                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of September 28, 2010 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 15,920,088 shares of common stock outstanding as of September 28, 2010.

The following table reflects, as of the date of this Annual Report, the beneficial common stock ownership of: (a) each of our directors, (b) each of our current named executive officers, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our executive officers and directors as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 2445 Winnetka Avenue North, Golden Valley, MN 55427.

Name	Number of Shares Beneficially Owned	Percent of Shares
	Common (see note 1 below)	Common
Laird Powers	127,984(2)	0.8%
J Technologies, LLC 1430 Orkla Drive, Golden Valley, MN 55427	1,328,004	8.3%
Van Thuy Tran (1) 1430 Orkla Drive, Golden Valley, MN 55427	4,408,359	27.7%
The Matthews Group 1430 Orkla Drive, Golden Valley, MN 55427	8,558,218(3)	53.8%
Larry Johanns (1) 518 North 12 Street, Osage, IA 50461	4,305,791	27.0%
All Officers, Directors and 5% Owners as a group (4 persons)	10,170,138	63.9%

(1)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group.

(2)           Includes 25,000 warrants issued for note payable that vested in March 2009.

(3)           Includes 75,000 warrants issued for note payable that vested in March 2009.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company leases its U.S. office facilities from its executive chair under a lease expiring June 30, 2012 and requiring monthly payments of $4,200 plus common area costs.  In January 2009, the Company began leasing a single-family residence in Golden Valley, Minnesota on a month-to-month basis at $1,200 per month from a principal of The Matthews Group for purposes of housing customers, guests and consultants.  In May 2009, the Company began leasing on a month-to-month basis at $1,000 per month, a single-family residence in Golden Valley, Minnesota owned by a principal of The Matthews Group.  This lease was terminated on April 30, 2010.  Rent expense, included in operating cost, to related parties was $77,000 and $55,117 in 2010 and 2009, respectively. Future annual minimum lease payments total $50,400 in each fiscal year through 2012, totaling $100,800.

During 2010, the Company issued to The Matthews Group, members of the Board of Directors, and an individual unsecured and secured, unconvertible and convertible notes payable totaling $1,036,750 (net of repayment of $65,000) at interest rates ranging from 8% to 10%, maturing July 2010 through January 2011. Included in the notes payable financing during fiscal 2010 is $291,000 due on demand and $956,750 is due to related parties. In addition in July 2010 through September 2010 the Company issued unsecured convertible demand note payable totaling $100,000, bearing interest rate of 8% per annum to a related party. During 2010 the Company repaid $65,000 to related parties. The Company converted $70,000 note payable by issuing 70,000 shares of its common stock in payment of the note.

In fiscal 2009, pursuant to the terms of a Subscription Agreement and Investment of Intent (the “Subscription Agreement”) the Company issued to The Matthews Group, individuals, and employees of the Company unsecured convertible notes payable totaling $550,000, at an interest rate of 8% for a period of eighteen months.  Included in this convertible notes payable was $450,000 to related parties. Under the terms of the note interest is accrued on the principal and becomes payable at maturity.  The holders of the note have option to convert the note into whatever form of security offered by the Company if there is subsequent financing.  As part of Subscription Agreement, the holders of the notes also received warrants to purchase one share of common stock of the Company for every $2.00 of investment, at an exercise price of $2.00 per warrant share.  The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued.  The discount is being amortized over the term of the notes payable.  Unamortized discount was $3,758 at June 30, 2010.  In addition the Company issued unsecured notes payable to related parties and certain individual totaling $355,000 bearing an annual interest rate of 8% and maturing November 2009 and July 2010.  Included in the unsecured notes payable was $335,000 issued to related parties.  In fiscal 2009, the Company paid $13,400 to a related party for consulting services.

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective January 20, 2010, Company dismissed Lurie Besikof Lapidus & Company, LLP (“Lurie Besikof”) as its independent public accounting firm. Lurie Besikof’s reports on the Company’s financial statements for the past two fiscal years, with the exception of an uncertainty paragraph about the ability of the Company to continue as a going concern, have not contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 2009 and 2008 and subsequently through the date of its dismissal, there were no disagreements with Lurie Besikof on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Lurie Besikof’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years.

The Company’s Board of Directors appointed Weinberg & Company, P.A. (“Weinberg”) as new independent public accountants, effective January 20, 2010. During the fiscal years ended June 30, 2009 and 2008 and subsequently through the date of Weinberg’s engagement, the Company did not consult Weinberg with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements.

Due to the Company’s fee issues with Lurie Besikof and the restriction of access to their prior period workpapers, the Company engaged Weinberg to re-audit the consolidated financial statements as of and for the year ended June 30, 2009.

The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by Lurie Besik of  Lapidus & Company, LLP and Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2010 was $83,890 and $27,080, respectively. The aggregate fees billed by Lurie Besik of  Lapidus & Company, LLP for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2009 was $111,000.

Audit Related Fees

None.

Tax Fees

Weinberg & Company, P.A. was paid $3,600 for preparation of income tax return for fiscal year ended 2009. Lurie Besik of Lapidus & Company, LLP was paid $9,500 for preparation of income tax return for fiscal year ended June 30, 2008.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting. Accordingly, all audit services and non-audit services described in this Item 14 were pre-approved by the Audit Committee.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.,
a Nevada corporation

By           /s/ Van Thuy Tran                                                                                                           October 4, 2010
           Van Thuy Tran
           Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By /s/ Van Thuy Tran		October 4, 2010
Van Thuy Tran
Chief Executive Officer

By /s/ John Quentin		October 4, 2010
John Quentin
Chief Financial Officer
( Principal financial officer)

/s/ Robert Junghans	Director	October 4, 2010

/s/ Laird Powers	Director	October 4, 2010
Laird Powers

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Veritec, Inc. (filed as exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, and incorporated herein by reference).

3.2	Bylaws of Veritec, Inc. (filed as exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, and incorporated herein by reference).

10.1	Subscription Agreement and Letter of Investment Intent (incorporated by reference to Form 10-Q for the quarter ended March 31, 2009).

10.2	Unsecured Term Promissory Note (incorporated by reference to Form 10-Q for the quarter ended March 31, 2009).

10.3	Warrant to Purchase Common Stock (incorporated by reference to Form 10-Q for the quarter ended March 31, 2009).

10.4	Employment Agreement by and between the Company and Jeffrey Hattara, filed herewith.

10.5	Employment Agreement by and between the Company and Thomas McPherson, filed herewith.

10.6	Form of Stock Option Agreement, filed herewith.

10.7	Form of Restricted Stock Agreement, filed herewith.

14.	Code of Ethics of Veritec, Inc. (filed as exhibit 14 to Veritec’s Annual Report on Form 10KSB for the year ended June 30, 2007, and incorporated herein by reference).

21.1	Subsidiaries of Veritec, Inc., filed herewith.

31.1	Certification by CEO required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification by CFO required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1*	Veritec, Inc. Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

32.2*	Veritec, Inc. Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

*
The certifications attached as Exhibits 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Veritec, Inc. for purposes of Section 18 of the Securities Exchange Act.