Form 10-Q
period 2010-11-12
VERITEC INC
filed 2010-11-15
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended  SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [ X ]   No [    ]

As of September 30, 2010, there were 15,920,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I

ITEM 1                                FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
ASSETS	(Unaudited)

Current Assets:
Cash	$39,279	$31,915
Accounts receivable, net of allowance of $8,650	21,894	76,363
Notes receivable	60,000	--
Inventories	4,868	3,394
Prepaid expenses	23,156	29,781
Employee advances	4,337	5,037
Total Current Assets	153,534	146,490

Property and Equipment, net of accumulated depreciation of $197,458 and $190,305, respectively	37,926	45,079

Total Assets	$191,460	$191,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable	$33,774	$33,069
Notes payable, related party, net of discount of $873 and $7,313, respectively	2,053,804	1,909,991
Accounts payable	544,750	518,215
Payroll tax liabilities	199,431	103,002
Accrued expenses and other current liabilities	185,773	205,450
Total Current Liabilities	3,017,532	2,769,727
Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding	159,201	159,201
Additional paid-in capital	14,282,063	14,281,531
Accumulated deficit	(17,268,336	(17,019,890)
Total Stockholders’ Deficit	( 2,826,072	(2,578,158)

Total Liabilities and Stockholders’ Deficit	$191,460	$191,569

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2010	2009

License and other revenue	$300,431	$200,641
Cost of Sales	100,758	159,459
Gross Profit	199,673	41,182

Operating Expenses:
Selling, general and administrative	318,624	536,411
Research and development	87,797	188,005
Total Operating Expenses	406,421	724,416

Loss from Operations	(206,748)	(683,284)

Other Income(Expense):
Interest income	--	29
Interest expense, including $35,357 and $20,530, respectively, to related parties	(41,698)	(27,255)
Total Other Income(Expense)	(41,698)	(27,226)

Net Loss	$(248,446)	$(710,460)

Loss Per Common Share,
Basic and Diluted	$(0.02)	$(0.05)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,755,849

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

`					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2010	1,000	$1,000	15,920,088	$159,201	$14,281,531	$(17,019,890)	$(2,578,158)
Stock Based Compensation					532		532
Net Loss for the Period	-	-	-	-	-	(248,446)	(248,446)

Balance, September 30, 2010	1,000	$1,000	15,920,088	$159,201	$14,282,063	$(17,268,336)	$(2,826,072)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(248,446)	$(710,460)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,153	12,566
Amortization of discount on notes payable	6,439	4,077
Fair value of stock options issued to employees	532	34,634
Fair value of stock issued for services	--	78,750
Changes in operating assets and liabilities:
Accounts receivable	54,469	(35,897)
Inventories	(1,474)	2,388
Employee advances	700	1,600
Prepaid expenses	6,625	6,625
Accounts payables and accrued expenses	103,287	58,810
Interest accrued on notes payable	38,079	23,772

Net cash used by operating activities	(32,636)	(523,135)

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of note receivable	(60,000)	--
Net cash used by investing activities	(60,000)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	100,000	591,500
Payments on notes payable	--	(65,000)
Net cash provided by financing activities	100,000	526,500

NET DECREASE IN CASH	7,364	3,365
CASH AT BEGINNING OF PERIOD	31,915	50,019
CASH AT END OF PERIOD	$39,279	$53,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$231	$177

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$--	$37,500
Debt issuance cost netted from note payable	--	9,250

See notes to condensed consolidated financial statements

VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2010 and 2009 (Unaudited)

A. NATURE OF BUSINESS

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

On January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market.  In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization and Third-Party Servicer.  As a Cardholder Independent Sales Organization, Veritec may promote and sell Visa branded card programs.  As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank.  As of October 2010 the Company’s registration with Security First Bank terminated.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The Condensed Consolidated Balance Sheet as of June 30, 2010 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2010.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

The accompanying condensed consolidated financial statements include the accounts of Veritec, VCode, and VTFS. All inter-company transactions and balances were eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended September 30, 2010, the Company had a net loss of $248,446 and used cash in operations of $32,636. At September 30, 2010, the Company had a working capital deficit of $2,863,998 and a stockholders’ deficiency of $2,826,072. The Company is also delinquent in payment of certain amounts due of $199,431 for payroll taxes and accrued interest and penalties as of September 30, 2010.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2011 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2011 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

C. SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share:

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

For the three months ended September 30, 2010 and 2009 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

There were 6,253,328 and 2,193,946 potentially dilutive securities as of September 30, 2010 and 2009, respectively.

Concentrations

     During the three months ended September 30, 2010 and 2009, the Company had three customers that accounted for approximately 11%, 27%, and 36% of sales in 2010, and three customers that accounted for approximately 10%, 25% and 40% of sales in 2009, respectively.  No other customers accounted for more than 10% of sales in either period. As of September 30, 2010 and June 30, 2010, the Company had approximately $6,050 (20%), $4,200 (14%), $7,500 (25%), $3,000 (10%), and $4,563 (15%) and $23,550 (28%) and $20,025 (24%), respectively, of accounts receivable from its major customers.

For the three months ended September 30, 2010 and 2009, foreign revenues accounted for 84% (81% Korea and 3% Taiwan) and 65% (52% Korea and 13% Taiwan) of the Company’s total revenues respectively.

Recent Accounting Pronouncements

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

D. NOTES RECEIVABLE

      In August 2010, the Company entered into an agreement with Global TV, Inc. for the purpose of forming a strategic partnership to raise capital for the implementation and promotion of private-labeled debit card programs. The Company is initially to make funds available to Global TV in the amount of $70,000 and would make another $30,000 available to Global TV if the Company successfully raises $2,000,000 in additional capital.

As such, during the quarter ended September 30, 2010, the Company entered into various short-term notes receivable agreements totaling $60,000 with Global TV at an interest rate of 10% due September through October 2010, secured by certain fixed and other assets of Global TV.

E.    NOTES PAYABLE

Notes payable consist of the following:
	September 30, 2010	June 30, 2010
	(UNAUDITED)
Convertible notes payable (includes $110,546 and $107,897, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount is being amortized over the term of the notes payable.  The unamortized discount as of September 30, 2010 and June 30, 2010, was $369 and $3,758, respectively.  $507,804 is currently in default.
	$618,350	$603,871

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due July to November 2010. $674,606 is currently in default.	690,651	578,166

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2, 2010 and is now in default.	214,357	208,814

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now is default.	418,022	408,732

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	112,424	110,408

Note payable, unsecured, interest at 10%, due January 2010 and is now in default.	21,666	21,162

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 per share subject to board of directors’ approval, interest at 8%, due January 2011.	10,585	10,384

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009 and is now in default.	1,523	1,523

Total	$2,087,578	$1,943,060

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	September 30,	June 30,
	2010	2010
Notes payable	$33,774	$33,069
Notes payable, related party	2,053,804	1,909,991
	$2,087,578	$1,943,060

F.   STOCK-BASED COMPENSATION

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of September 30, 2010 and for the three months then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2010	814,249	$0.47
Granted	10,000	$0.13
Outstanding at September 30, 2010	824,249	$0.47
Exercisable at September 30, 2010	814,249	$0.47

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2010 is 3.6 years.

The weighted-average fair value of options granted for the three months ended September 30, 2010 and 2009 was $0.14 and $0.34, respectively.  The weighted average fair value of options granted during the three months ended September 30, 2010, was determined using a black scholes pricing model with the following assumptions: expected term of 3 years, volatility of 185% and discount rate of 1.80%.

Stock-based compensation expense was $532 and $34,634 during the three months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, there was $1,014 of unrecognized compensation costs related to stock options.  These costs are expected to be recognized over the next four quarters.  The options had no intrinsic value as of September 30, 2010.

Warrants

      In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 warrants to acquire its common stock at an exercise price of $2 per share.  The warrants expire in 2014.  The warrants have no intrinsic value at September 30, 2010.

G.           SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2010, the Company borrowed $4,200 from Van Tran, the current Company CEO and a Board member, at 8% annual interest, due on demand.  The note is convertible into the Company’s common stock at the rate of one share for every $0.30 of indebtedness.

ITEM 2                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – September 30, 2010 compared to September 30, 2009

We had a net loss of $248,446 for the three months ended September 30, 2010, compared to a net loss of $710,460 for the three months ended September 30, 2009.

Revenue

License and other revenues are derived from our product identification systems sold principally to customers in the LCD monitor industry. For the three months ended September 30, 2010, license and other revenue was $300,431 compared to $200,641 for the three months ended September 30, 2009, an increase of $99,790.  The license and other revenue increases are attributable to the increase in demand for LCD screens during the quarter. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, in the three months ended September 30, 2010, the Company experienced a slight increase in demand for product identification product licenses in the LCD industry.  The increase is a result of various customers purchasing more in the current period than in the three months ended September 30, 2009.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2010 totaled $100,758 and for the three months ended September 30, 2009, cost of sales were $159,459, a decrease of $58,701.  The decrease in cost of sales for the three months ended September 30, 2010, was the result of a reduction in the cost of maintaining the Company’s data processing center for its mobile banking operations, which made up 77% of the total cost of sales in the current period compared to 88% in the quarter ended September 30, 2009.  This decrease was partially offset by increases in the cost of licenses sold during the quarter and maintenance services, which increased by $3,754 over the three months ended September 30, 2009.

Operating Expenses

Research and development expense for the three months ended September 30, 2010, totaled $87,797 versus $188,005 for the three months ended September 30, 2009.  The decrease of $100,208 was principally the result of reduction in consulting costs that decreased by $49,345 and payroll and related costs that decreased by $50,863.

Sales and marketing expense for the three months ended September 30, 2010 were $41,842 compared to $48,931 for the three months ended September 30, 2009, a decrease of $7,089.  For the three months ended September 30, 2010, the Company had one direct sales staff person.  The Company, for the three months ended September 30, 2010, paid out commissions of $706 compared to $162 for the three month period ended September 30, 2009.

General and administrative expenses for the three months ended September 30, 2010 were $276,782 compared to $487,480 for the three months ended September 30, 2009, a reduction of $210,698 over the three months ended September 30, 2009.  The reduction was mainly the result of decreases in most of the expenditures for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  Payroll expense decreased by $36,215 due to reduction in staff levels.  The Company also saw decreases of $112,852 in stock compensation, $9,604 in health insurance cost, $95,050 in professional fees, $9,193 in consulting expense, and $17,129 in public company fees over the three months ended September 30, 2009.  These decreases were offset by increases in penalty and interest of $29,901 and travel expense of $4,004.

Other Income (Expense)

Interest income for the three months ended September 30, 2010 was $0 compared to $29 for the three months ended September 30, 2009 a decrease of $29.  The decrease was a result of the Company’s need for cash to fund its operations, thus drawing down cash reserves and in doing so earning no interest.  Interest expense for the three months ended September 30, 2010, was $41,698 compared to $27,255 in the same period ended September 30, 2009.  The increase was the result of issuance of notes payable.

Liquidity

Our increase in cash and cash equivalent to $39,279 at September 30. 2010 compared to $31,915 at June 30, 2010 was the result of $32,636 used in operating activities; $60,000 used in investing activities; and $100,000 provided by financing activities.  Net cash used in operations during 2010 was $32,636 compared with $523,135 used in operations during the same period in 2009.  Cash used in operations during 2010 was primarily due to the net loss in the period offset by an increase in accounts payable and accrued expenses.  Net cash used in investing activities of $60,000 during 2010 compared with $0 during 2009 was primarily the result of payment on note receivable.  Net cash provided by financing activities of $100,000 during 2010 was due to proceeds from notes payable of $100,000.  During the same period in 2009, the net cash provided by financing activities of $526,500 was from net proceeds from notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  During the three months ended September 30, 2010, the Company had a net loss of $248,446 and used cash in operations of $32,636. At September 30, 2010, the Company had a working capital deficit of $2,863,998 and a stockholders’ deficiency of $2,826,072. The Company is also delinquent in payment of certain amounts due of $199,431 for payroll taxes and accrued interest and penalties as of September 30, 2010.  The Company’s operations are currently being supported by borrowings from affiliated parties, and its cash and forecasted cash flow from operations will not be sufficient to continue operations without continued external investment. The Company believes it will require additional funds in the near future to continue its operations and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing further dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

Subsequent to the quarter ended September 30, 2010, the Company borrowed $4,200 from Van Tran, a related party and the Company’s current CEO and Board member, at 8% annual interest, due on demand.  The note is convertible into the Company’s common stock at the rate of one share for every $0.30 of indebtedness.

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

Revenue Recognition:

The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, identification card revenue, and debit card revenue.  Revenues from licenses, hardware, and identification cards are recognized when the product is shipped and collection is reasonably assured. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet.  Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment.  Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return.  Under some conditions, the customers remit payment prior to the Company having completed importation of the software.  In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

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

ITEM 3                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  It was concluded that the disclosure controls and procedures were not effective because certain deficiencies involving internal control constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

The material weaknesses relate to limited transitional oversight from the audit committee on the external financial reporting process and internal control over financial reporting and lack of segregation of duties. Under the segregation of duties issues, the CFO was the sole preparer of the financial statements and periodic SEC reports with limited separate independent detailed review to prevent material errors.  Also the CEO has had authority to enter into significant contracts, as well as authority to sign checks, which could result in material fraud.

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

Internal Control over Financial Reporting

Other than the changes described in the preceding paragraph, there have not been any changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1                                LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

ITEM 1A	RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3                                DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $1,837,978 representing principal and accrued interest as of the date of filing this report.

ITEM 4                                REMOVED AND RESERVED

ITEM 5                                OTHER INFORMATION

None

ITEM 6	EXHIBITS

31.1	CEO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	CFO Certification required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Veritec, Inc. Certification of CEO/Executive Chair pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

32.2	Veritec, Inc. Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

By	/s/ Van Tran	November 3, 2010
Van Tran
Chief Executive Officer and Executive Chairman of the Board
(Principal Executive Officer)

By	/s/ John Quentin	November 3, 2010
John Quentin
Chief Financial Officer (Principal Financial Officer)