Form 10-Q
period 2010-12-31
VERITEC INC
filed 2011-02-17
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended  DECEMBER 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [ X ]   No [    ]

As of December 31, 2010, there were 15,920,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2010

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

PART I

ITEM 1                                FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
ASSETS	(Unaudited)

Current Assets:
Cash	$1,578	$31,915
Accounts receivable, net of allowance of $8,650	26,763	76,363
Inventories	4,763	3,394
Prepaid expenses	10,031	29,781
Employee advances	3,637	5,037
Total Current Assets	46,772	146,490

Property and Equipment, net of accumulated depreciation of $204,611 and $190,305, respectively	30,773	45,079
Total Assets	$77,545	$191,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable, net of discount of $0 and $1,003, respectively	$147,412	$140,964
Notes payable, related party, net of discount of $0 and $6,310, respectively	2,004,548	1,802,096
Accounts payable	648,681	518,215
Payroll tax liabilities	254,085	103,002
Accrued expenses and other current liabilities	145,618	205,450
Total Current Liabilities	3,200,344	2,769,727

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding	159,201	159,201
Additional paid-in capital	14,282,401	14,281,531
Accumulated deficit	(17,565,401)	(17,019,890)
Total Stockholders’ Deficit	(3,122,799)	(2,578,158)

Total Liabilities and Stockholders’ Deficit	$77,545	$191,569

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2010	2009

License and other revenue	$165,637	$119,017
Cost of Sales	75,996	129,426
Gross Profit	89,641	(10,409)

Operating Expenses:
Selling, general and administrative	289,812	418,535
Research and development	57,027	151,976
Total Operating Expenses	346,839	570,511

Loss from Operations	(257,198)	(580,920)

Interest expense, including $36,587 and $29,017, respectively, to related parties	(39,867)	(34,923)

Net Loss	$(297,065)	$(615,843)

Loss Per Common Share,
Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	16,208,131

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended December 31,
	2010	2009

License and other revenue	$466,068	$319,658
Cost of Sales	176,754	288,884
Gross Profit	289,314	30,774

Operating Expenses:
Selling, general and administrative	608,436	954,947
Research and development	144,824	339,981
Total Operating Expenses	753,260	1,294,928

Loss from Operations	(463,946)	(1,264,154)

Other Income(Expense):
Interest income	--	30
Interest expense, including $71,944 and $49,547, respectively, to related parties	(81,565)	(62,179)
Total Other Income(Expense)	(81,565)	(62,149)

Net Loss	$(545,511)	$(1,326,303)

Loss Per Common Share,
Basic and Diluted	$(0.03)	$(0.08)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	16,245,305

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

`					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2010	1,000	$1,000	15,920,088	$159,201	$14,281,531	$(17,019,890)	$(2,578,158)
Stock Based Compensation					870		870
Net Loss for the Period	-	-	-	-	-	(545,511)	(545,511)
Balance, December 31, 2010	1,000	$1,000	15,920,088	$159,201	$14,282,401	$(17,565,401)	$(3,122,799)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(545,511)	$(1,326,303)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	14,306	25,131
Amortization of discount on notes payable	7,312	10,723
Fair value of stock options issued to employees	870	65,445
Fair value of stock issued for services	--	137,750
Allowance for note receivable	60,000	--
Changes in operating assets and liabilities:
Accounts receivable	49,600	(3,464)
Inventories	(1,369)	(960)
Employee advances	1,400	2,264
Prepaid expenses	19,750	13,250
Accounts payables and accrued expenses	221,717	162,154
Interest accrued on notes payable	77,388	55,190

Net cash used by operating activities	(94,537)	(858,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	(60,000)	(10,000)
Net cash used by investing activities	(60,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	124,200	898,460
Payments on notes payable	--	(65,000)
Net cash provided by financing activities	124,200	833,460

NET DECREASE IN CASH	(30,337)	(35,360)
CASH AT BEGINNING OF PERIOD	31,915	50,019
CASH AT END OF PERIOD	$1,578	$14,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$420	$355

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$--	$37,500
Issuance of common stock in repayment of note payable	--	70,000

See notes to condensed consolidated financial statements

VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2010 and 2009 (Unaudited)

A. NATURE OF BUSINESS

References to the “Company” in this Form 10-Q refer to Veritec, Inc. (“Veritec”) and its wholly owned subsidiaries VCode Holdings, Inc. (“VCode”) and Veritec Financial Systems, Inc. (“VTFS”).

The Company is primarily engaged in the development, marketing, sales and licensing of products and rendering of professional services related thereto in the following two fields of technology: (1)  proprietary two-dimensional matrix symbology (also commonly referred to as “two-dimensional barcodes” or “2D barcodes”) and (2) mobile banking solutions.

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

On January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market.  In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization and Third-Party Servicer.  As a Cardholder Independent Sales Organization, Veritec was able to promote and sell Visa branded card programs.  As a Third-Party Servicer, Veritec provided back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank.  As of October 2010 the Company’s registration with Security First Bank terminated.

Our VeriSuite™ card enrollment system was released in July 2009.  The VeriSuite™ system is a user friendly and cost effective solution that gives governments and businesses the ability to provide cardholders with an identity card containing Veritec’s VSCode® Barcode Technology.  The VeriSuite™ system provides secure Bio-ID Cards such as citizen identification, employee cards, health benefit cards, border control cards, financial cards and more.

The Company has a portfolio of five United States and eight foreign patents. In addition, we have seven U.S. and twenty-eight foreign pending patent applications.

B.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The Condensed Consolidated Balance Sheet as of June 30, 2010 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

The accompanying condensed consolidated financial statements include the accounts of Veritec, VCode, and VTFS. All inter-company transactions and balances were eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended December 31, 2010, the Company had a net loss of $545,511 and used cash in operations of $94,537. At December 31, 2010, the Company had a working capital deficit of $3,153,572 and a stockholders’ deficiency of $3,122,799. The Company is delinquent or in default of $2,037,519 of its notes payable and is also delinquent in payment of certain amounts due of $254,085 for payroll taxes and accrued interest and penalties as of December 31, 2010.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2011 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2011 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

For the three and the six months ended December 31, 2010 and 2009 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

There were 6,434,671 and 5,245,740 potentially dilutive securities as of December 31, 2010 and 2009, respectively.

Concentrations

During the three months ended December 31, 2010 and 2009, the Company had three customers that accounted for approximately 15%, 27%, and 29% of sales in 2010, and four customers that accounted for approximately 10%, 13%, 16% and 36% of sales in 2009, respectively.  During the six months ended December 31, 2010 and 2009, the Company had four customers of which two accounted for approximately 17% each with the remaining two accounting for approximately 14% and 25% of the sales in 2010, and three customers accounted for approximately 17%, 22% and 25% of sales in 2009, respectively.  No other customers accounted for more than 10% of sales in either period. As of December 31, 2010 and June 30, 2010, the Company had approximately $6,050 (17%), $11,775 (33%) and $13,800 (39%) and $11,600 (14%), $20,025 (24%) and $23,550 (28%), respectively, of accounts receivable from its major customers.

For the three months ended December 31, 2010 and 2009, foreign revenues accounted for 99% (58% Korea and 41% Taiwan) and 81% (50% Korea, 18% Taiwan, 9% Japan and 4% others) of the Company’s total revenues respectively.  For the six months ended December 31, 2010 and 2009, foreign revenues accounted for 97%, (73% Korea, 20% Taiwan and 4% others) and 72% (50% Korea, 16% Taiwan, 3% Japan and 3% others) of the Company’s total revenue respectively.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”)and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

D. NOTES RECEIVABLE

 In August 2010, the Company entered into an agreement with Global TV, Inc. for the purpose of forming a strategic partnership to raise capital for the implementation and promotion of private-labeled debit card programs. The Company was initially to make funds available to Global TV in the amount of $70,000 and agreed to make another $30,000 available to Global TV if the Company successfully raised $2,000,000 in additional capital, provided certain conditions were met.  As of December 31, 2010, the agreement terminated as a result of the failure to meet the conditions stipulated by the agreement.

During the quarter ended September 30, 2010, the Company entered into various short-term notes receivable agreements totaling $60,000 with Global TV.  The notes were to accrue interest at a rate of 10%, were due September through October 2010, and were secured by certain fixed and other assets of Global TV.  The notes remained unpaid as of December 31, 2010, and the Company is negotiating an extension of the due dates.  However, the Company has provided a full reserve against the notes as of December 31, 2010.

E.    NOTES PAYABLE

Notes payable consist of the following:
	December 31, 2010	June 30, 2010
	(UNAUDITED)
Convertible notes payable (includes $112,932 and $107,897, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was amortized over the term of the notes payable.  The unamortized discount as of December 31, 2010 and June 30, 2010, was $0 and $3,758, respectively.  The notes are now in default.
	$ 629,810	$ 603,871

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due July to November 2010. The notes are now in default.	728,566	578,166

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2, 2010 and is now in default.	218,893	208,814

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now is default.	425,770	408,732

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	114,441	110,408

Note payable, unsecured, interest at 10%, due January 2010 and is now in default.	22,170	21,162

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 per share subject to board of directors’ approval, interest at 8%, due January 2011 and is now in default.	10,787	10,384

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009 and is now in default.	1,523	1,523

Total	$ 2,151,960	$ 1,943,060

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	December 31,	June 30,
	2010	2010
Notes payable	$147,412	$140,964
Notes payable, related party	2,004,548	1,802,096
	$2,151,960	$1,943,060

F.   STOCK-BASED COMPENSATION

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of December 31, 2010 and for the six months then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2010	814,249	$0.47
Granted	10,000	$0.13
Outstanding at December 31, 2010	824,249	$0.47
Exercisable at December 31, 2010	814,249	$0.47

The weighted-average remaining contractual life of stock options outstanding and exercisable at December 31, 2010 is 3.3 years.

The weighted-average fair value of options granted for the six months ended December 31, 2010 and 2009 was $0.14 and $0.34, respectively.  The weighted average fair value of options granted during the six months ended December 31, 2010, was determined using a Black Scholes pricing model with the following assumptions: expected term of 3 years, volatility of 185% and discount rate of 1.80%.

Stock-based compensation expense was $338 and $30,812 during the three months ended December 31, 2010 and 2009, respectively.  Stock based compensation expense was $870 and $65,445 during the six months ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, there was $676 of unrecognized compensation costs related to stock options.  These costs are expected to be recognized over the next three quarters.  The options had no intrinsic value as of December 31, 2010.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 warrants to acquire its common stock at an exercise price of $2 per share.  The warrants expire in 2014.  The warrants have no intrinsic value at December 31, 2010.

G.           SUBSEQUENT EVENTS

Subsequent to the quarter ended December 31, 2010, the Company signed a distributor license agreement with a certain entity for $100,000.  Under the terms of the agreement the licensee has an exclusive and nonexclusive distributorship license in certain territories.

ITEM 2                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – December 31, 2010 compared to December 31, 2009

We had a net loss of $297,065 for the three months ended December 31, 2010, compared to a net loss of $615,843 for the three months ended December 31, 2009.  For the six months ended December 31, 2010, we had a net loss of $545,511 compared to a net loss of $1,326,303 for the six months ended December 31, 2009.

Revenue

License and other revenues are derived from our product identification systems sold principally to customers in the LCD monitor industry. For the three months ended December 31, 2010, license and other revenue was $165,637 compared to $119,017 for the three months ended December 31, 2009, an increase of $46,620.  The license and other revenue increases are attributable to the increase in demand for LCD screens during the quarter. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, in the three months ended December 31, 2010, the Company experienced a slight increase in demand for product identification product licenses in the LCD industry.  The increase is a result of various customers purchasing more in the current period than in the three months ended December 31, 2009.  For the six months ended December 31, 2010 and 2009, license and other revenues was $466,068 and $319,658, respectively.  The increase was due to a sharp increase in the LCD screen demand.

Cost of Goods Sold

Cost of sales for the three months ended December 31, 2010 totaled $75,996 and for the three months ended December 31, 2009, cost of sales were $129,426, a decrease of $53,430.  The decrease in cost of sales for the three months ended December 31, 2010, was the result of a reduction in the cost of maintaining the Company’s data processing center for its mobile banking operations, which made up 89% of the total cost of sales in the current period compared to 91% in the quarter ended December 31, 2009.  For the six months ended December 31, 2010, the cost of sales totaled $176,754 compared to the six months ended December 31, 2009 of $288,884.  The net decrease of $112,130 was mainly due to a reduction in cost of maintaining the Company’s data processing center for its mobile banking operations.  This decrease was partially offset by increases in cost of licenses which went up by $744.

Operating Expenses

Research and development expense for the three months ended December 31, 2010 totaled $57,027 versus $151,976 for the three months ended December 31, 2009.  The decrease of $94,949 was principally the result of reduction in consulting costs that decreased by $20,673 and payroll and related costs that decreased by $74,277.  For the six months ended December 31, 2010, research and development costs was $144,824 compared to $339,981 for the six months ended December 31, 2009, a difference of $195,157.  For the six months ended December 31, 2010, engineering payroll costs decreased by $125,140 due to a reduction in staff levels and consulting costs declined by $70,017 in response to the Company’s current financial condition.

Sales and marketing expense for the three months ended December 31, 2010 were $34,415 compared to $40,752 for the three months ended December 31, 2009, a decrease of $6,337.  For the three months ended December 31, 2010, the Company had one direct sales staff person.  The Company, for the three months ended December 31, 2010, paid out commissions of $166 compared to $200 for the three month period ended December 31, 2009.   Sales and marketing expense for the six months ended December 31, 2010 was $75,757 compared to $89,683 for the six months ended December 31, 2009, a difference of $13,926.  For the six months ended December 31, 2010 the Company had one direct sales staff that accounted for $3,888 increased payroll costs compared to the same six months period ended December 31, 2009.

General and administrative expenses for the three months ended December 31, 2010 were $255,397 compared to $377,783 for the three months ended December 31, 2009, a reduction of $122,386 over the three months ended December 31, 2009.  The reduction was mainly the result of decreases in most of the expenditures for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.  Payroll expense decreased by $44,402 due to reduction in staff levels.  The Company also saw decreases of $105,674 in stock compensation, $9,980 in health insurance cost, $11,498 in professional fees, $17,572 in consulting expense, and $17,657 in public company fees over the three months ended December 31, 2009.  These decreases were offset by increases in penalty and interest of $10,982, bad debt expense of $60,000 and legal fees of $40,985.  For the six months ended December 31, 2010, general and administrative expenses were $532,679 versus $865,264 for the six months ended December 31, 2009, a decrease of $332,585.  The reduction was mainly the result of decreases in most of the expenditures for the six months ended December 31, 2010.  Payroll expense decreased by $79,879 due to a reduction in staff levels.  The Company also saw decreases of $218,526 in stock compensation expense, $26,765 in consulting costs, $18,126 in rent, $19,584 in health insurance costs, $72,898 in professional fees, $34,786 in public company fees and $10,825 in depreciation expense.  These decreases were offset by increases in penalty and interest of $40,883, bad debt expense of $60,000 and patent expense of $50,407.

Other Income (Expense)

Interest expense for the three months ended December 31, 2010, was $39,867 compared to $34,923 in the same period ended December 31, 2009.  The increase was the result of issuance of notes payable.  For the six months ended December 31, 2010 and 2009 interest income was $0 and $30, respectively.  The decrease was a result of the Company’s need for cash to fund operations thus drawing down on cash reserves and in so doing earning less interest.  For the six months ended December 31, 2010 and 2009 interest expense was $81,565 and $62,179, respectively.  The increase was the result of issuance of notes payable.

Liquidity

Our decrease in cash and cash equivalent to $1,578 at December 31, 2010 compared to $31,915 at June 30, 2010 was the result of $94,537 used in operating activities; $60,000 used in investing activities; and $124,200 provided by financing activities.  Net cash used in operations during 2010 was $94,537 compared with $858,820 used in operations during the same period in 2009.  Cash used in operations during 2010 was primarily due to the net loss in the period offset by an increase in accounts payable and accrued expenses.  Net cash used in investing activities of $60,000 during 2010 compared with $10,000 during 2009 was primarily the result of payment on note receivable.  Net cash provided by financing activities of $124,200 during 2010 was due to proceeds from notes payable of $124,200.  During the same period in 2009, the net cash provided by financing activities of $833,460 was from net proceeds from notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  During the six months ended December 31, 2010, the Company had a net loss of $545,511 and used cash in operations of $94,537.  At December 31, 2010, the Company had a working capital deficit of $3,153,572 and a stockholders’ deficiency of $3,122,799.  The Company is delinquent or in default of $2,037,519 of its notes payable and is also delinquent in payment of certain amounts due of $254,085 for payroll taxes and accrued interest and penalties as of December 31, 2010.  The Company’s operations are currently being supported by borrowings from affiliated parties, and its cash and forecasted cash flow from operations will not be sufficient to continue operations without continued external investment. The Company believes it will require additional funds in the near future to continue its operations and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing further dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

Subsequent to the quarter ended December 31, 2010, the Company signed a distributor license agreement with a certain entity for $100,000.  Under the terms of the agreement the licensee has an exclusive and nonexclusive distributorship license in certain territories.

Recent Accounting Pronouncements

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

Critical Accounting Policies

Stock-Based Compensation:

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation for employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date. The value of the stock compensation to non-employees is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

We estimate volatility and forfeitures based upon historical data. As permitted by the authoritative guidance issued by the FASB, we use the “simplified” method to determine the expected life of an option due to the Company’s lack of sufficient historical exercise data to provide a reasonable basis, which is a result of the relative high turnover rates experienced in the past for positions granted options. All of these variables have an effect on the estimated fair value of our share-based awards.

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

ITEM 4                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   As of the Effective Date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting, as discussed in this Item 4 below.

Internal Control over Financial Reporting

Except as described in this Item 4 above, there have not been any changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The material weaknesses relate to limited transitional oversight from the audit committee on the external financial reporting process and internal control over financial reporting and lack of segregation of duties. Under the segregation of duties issues, the Chief Financial Officer was the sole preparer of the financial statements and periodic SEC reports with limited separate independent detailed review to prevent material errors.  Also the Chief Executive Officer has had authority to enter into significant contracts, as well as authority to sign checks, which could result in material fraud.

We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

In order to mitigate these material weaknesses to the fullest extent possible, the Company has assigned its audit committee with oversight responsibilities. Financial statements, periodic SEC reports and monthly bank statement and imaged checks are continuously reviewed by the Chief Financial Officer and  the Chief executive Officer.  In addition all significant contracts are now being reviewed and signed off by the Company’s board of directors in conjunction with the Chief Executive Officer.

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

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3                                DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $2,037,519 representing principal and accrued interest as of the date of filing this report and is also delinquent in payment of certain amounts due of $254,085 for payroll taxes and accrued interest and penalties as of December 31, 2010.

ITEM 4                                REMOVED AND RESERVED

ITEM 5                                OTHER INFORMATION

None

ITEM 6	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**
The certifications attached as Exhibits 32.1 and 32.2 accompany the Quarterly on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Veritec, Inc. for purposes of Section 18 of the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.
By	/s/ Van Tran		February 14, 2011
Van Tran
Chief Executive Officer
(Principal Executive Officer)

By	/s/ John Quentin		February 14, 2011
John Quentin
Chief Financial Officer (Principal Financial Officer)