Form 10-K/A
VERITEC INC
filed 2011-02-22
CIK 773318

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K/A
Amendment No. 1

(Mark one)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

VERITEC, INC.

EXPLANATORY NOTE

In this Amendment No. 1 to Form 10-K (the “Amendment”), we are amending Part II, Item 9A, Controls and Procedures of our Form 10-K for the period ended June 30, 2010, originally filed on October 12, 2010 (“Form 10-K”). Our Amendment clarifies our disclosures and states our conclusion that our internal control over financial reporting, as well as our disclosure controls and procedures, was ineffective as of June 30, 2010.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-K fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented. See Part II, Item 9A of this Amendment for additional information.

Except as expressly noted herein, this Amendment does not amend any other information set forth in the Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such report. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Certifications of our Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

Part II.

Item 9A.   Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting include those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

The material weaknesses relate to limited oversight from our audit committee on the external financial reporting process and internal control over financial reporting and lack of segregation of duties. Under the segregation of duties issues, our Chief Financial Officer was the sole preparer of the financial statements and periodic SEC reports with limited separate independent detailed review to prevent material errors.  Also the Chief Executive Officer has had authority to enter into significant contracts, as well as authority to sign checks, which could result in material fraud.

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

As a result of the material weaknesses described above, management concluded that, as of June 30, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal year ended June 30, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part IV.

Item 15.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**
The certifications attached as Exhibits 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Veritec, Inc. for purposes of Section 18 of the Securities Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.,
a Nevada Corporation

By /s/ Van Thuy Tran		February 22, 2011
Van Thuy Tran
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Van Thuy Tran		February 22, 2011
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

/s/ John Quentin		February 22, 2011
John Quentin
Chief Financial Officer
( Principal financial officer)

/s/ Laird Powers	Director	February 22, 2011
Laird Powers