Form 10-Q
period 2011-03-31
VERITEC INC
filed 2011-05-13
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended  MARCH 31, 2011

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

As of March 31, 2011, there were 15,920,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

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

PART I

ITEM 1                                FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
ASSETS	(Unaudited)

Current Assets:
Cash	$21,939	$31,915
Accounts receivable, net of allowance of $8,650	25,631	76,363
Inventories	6,317	3,394
Prepaid expenses	29,906	29,781
Employee advances	3,037	5,037
Total Current Assets	86,830	146,490

Property and Equipment, net of accumulated depreciation of $211,763 and $190,305, respectively	23,620	45,079
Total Assets	$110,450	$191,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable, net of discount of $0 and $1,003, respectively	$150,075	$140,964
Notes payable, related party, net of discount of $0 and $6,310, respectively	2,045,740	1,802,096
Accounts payable	706,910	518,215
Payroll tax liabilities	294,858	103,002
Accrued expenses and other current liabilities	258,725	205,450
Total Current Liabilities	3,456,308	2,769,727

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding	159,201	159,201
Additional paid-in capital	14,282,739	14,281,531
Accumulated deficit	(17,788,798)	(17,019,890)
Total Stockholders’ Deficit	(3,345,858)	(2,578,158)

Total Liabilities and Stockholders’ Deficit	$110,450	$191,569

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2011	2010

License and other revenue	$212,851	$318,963
Cost of Sales	83,714	150,962
Gross Profit	129,137	168,001

Operating Expenses:
Selling, general and administrative	274,596	216,139
Research and development	38,896	115,195
Total Operating Expenses	313,492	331,334

Loss from Operations	(184,355)	(163,333)

Interest expense, including $36,192 and $31,748, respectively, to related parties	(39,041)	(37,926)

Net Loss	$(223,396)	$(201,259)

Loss Per Common Share,
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,868,190

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended March 31,
	2011	2010

License and other revenue	$678,919	$638,621
Cost of Sales	260,468	439,846
Gross Profit	418,451	198,775

Operating Expenses:
Selling, general and administrative	883,033	1,171,087
Research and development	183,720	455,176
Total Operating Expenses	1,066,753	1,626,263

Loss from Operations	(648,302)	(1,427,488)

Other Income(Expense):
Interest income	--	30
Interest expense, including $108,135 and $81,295, respectively, to related parties	(120,606)	(100,105)
Total Other Income(Expense)	(120,606)	(100,075)

Net Loss	$(768,908)	$(1,527,563)

Loss Per Common Share,
Basic and Diluted	$(0.05)	$(0.09)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	16,126,876

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

`					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2010	1,000	$1,000	15,920,088	$159,201	$14,281,531	$(17,019,890)	$(2,578,158)
Stock Based Compensation					1,208		1,208
Net Loss for the Period	-	-	-	-	-	(768,908)	(768,908)

Balance, March 31, 2011	1,000	$1,000	15,920,088	$159,201	$14,282,739	$(17,788,798)	$(3,345,858)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(768,908)	$(1527,563)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	21,458	37,697
Amortization of discount on notes payable	7,312	17,894
Fair value of stock options issued to employees	1,208	73,536
Fair value of stock issued for services	--	153,950
Allowance for note receivable	60,000	--
Changes in operating assets and liabilities:
Accounts receivable	50,732	(8,783)
Inventories	(2,923)	(1,219)
Employee advances	2,000	2,862
Prepaid expenses	(125)	(6,625)
Accounts payables and accrued expenses	433,826	265,290
Interest accrued on notes payable	116,244	89,588

Net cash used by operating activities	(79,176)	(903,373)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	(60,000)	(10,000)
Net cash used by investing activities	(60,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	129,200	946,960
Payments on notes payable	--	(65,000)
Net cash provided by financing activities	129,200	881,960

NET DECREASE IN CASH	(9,976)	(31,413)
CASH AT BEGINNING OF PERIOD	31,915	50,019
CASH AT END OF PERIOD	$21,939	$18,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$606	$536

NONCASH ACTIVITIES
Issuance of common stock for accrued expenses	$--	$37,500
Issuance of common stock in repayment of note payable	--	70,000

See notes to condensed consolidated financial statements

VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2011 and 2010 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The Condensed Consolidated Balance Sheet as of June 30, 2010 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2010.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended March 31, 2011, the Company had a net loss of $768,908 and used cash in operations of $79,176. At March 31, 2011, the Company had a working capital deficit of $3,369,478 and a stockholders’ deficiency of $3,345,858. The Company is delinquent or in default of $2,079,401 of its notes payable and is delinquent in payment of certain amounts due of $294,858 for payroll taxes and accrued interest and penalties as of March 31, 2011.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2011 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2011 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

For the three and the nine months ended March 31, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

There were 6,547,987 and 5,446,235 potentially dilutive securities as of March 31, 2011 and 2010, respectively.

Concentrations

During the three months ended March 31, 2011 and 2010, the Company had four customers of which two customers accounted for approximately 13% each with the remaining two accounting for approximately 15% and 38% of sales in 2011, and three customers that accounted for approximately 13%, 18% and 33% of sales in 2010, respectively.  During the nine months ended March 31, 2011 and 2010, the Company had four customers that accounted for approximately 12%, 13%, 16% and 29% of the sales in 2011, and four customers accounted for approximately 10%, 11%, 22% and 25% of sales in 2010, respectively.  No other customers accounted for more than 10% of sales in either period. As of March 31, 2011 and June 30, 2010, the Company had approximately $4,025 (12%), $6,050 (18%), $8,775 (26%) and $11,363 (33%) and $11,600 (14%), $20,025 (24%) and $23,550 (28%), respectively, of accounts receivable from its major customers.

For the three months ended March 31, 2011 and 2010, foreign revenues accounted for 87% (72% Korea and 15% Taiwan) and 96% (83% Korea, 9% Taiwan and 4% others) of the Company’s total revenues respectively.  For the nine months ended March 31, 2011 and 2010, foreign revenues accounted for 93%, (72% Korea, 19% Taiwan and 2% others) and 82% (66% Korea, 12% Taiwan, 3% Japan and 1% others) of the Company’s total revenue respectively.

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

During the quarter ended September 30, 2010, the Company entered into various short-term notes receivable agreements totaling $60,000 with Global TV.  The notes were to accrue interest at a rate of 10%, were due September through October 2010, and were secured by certain fixed and other assets of Global TV.  The notes remained unpaid as of March 31, 2011, and the Company is negotiating an extension of the due dates.  However, the Company has provided a full reserve against the notes as of March 31, 2011.

E.    NOTES PAYABLE

Notes payable consist of the following:
	March 31, 2011	June 30, 2010
	(UNAUDITED)
Convertible notes payable (includes $114,904 and $107,897, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was amortized over the term of the notes payable.  The unamortized discount as of March 31, 2011 and June 30, 2010, was $0 and $3,758, respectively.  The notes are now in default.
	$ 640,659	$ 603,871

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due July to November 2010. The notes are now in default.	747,384	578,166

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2, 2010 and is now in default.	222,838	208,814

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now is default.	433,350	408,732

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	116,414	110,408

Note payable, unsecured, interest at 10%, due January 2010 and is now in default.	22,663	21,162

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 per share subject to board of directors’ approval, interest at 8%, due January 2011 and is now in default.	10,984	10,384

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009 and is now in default.	1,523	1,523

Total	$ 2,195,815	$ 1,943,060

For the purposes of Balance Sheet presentation notes payable have been grouped as follows:

	March 31,	June 30,
	2011	2010
Notes payable	$150,075	$140,964
Notes payable, related party	2,045,740	1,802,096
	$2,195,815	$1,943,060

F.   STOCK-BASED COMPENSATION

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of March 31, 2011 and for the nine months then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2010	814,249	$0.47
Granted	10,000	$0.13
Outstanding at March 31, 2011	824,249	$0.47
Exercisable at March 31, 2011	814,249	$0.47

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2011 is 3.1 years.

The weighted-average fair value of options granted for the nine months ended March 31, 2011 and 2010 was $0.14 and $0.34, respectively.  The weighted average fair value of options granted during the nine months ended March 31, 2011, was determined using a Black Scholes pricing model with the following assumptions: expected term of 3 years, volatility of 185% and discount rate of 1.80%.

Stock-based compensation expense was $338 and $8,090 during the three months ended March 31, 2011 and 2010, respectively.  Stock based compensation expense was $1,208 and $73,536 during the nine months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, there was $338 of unrecognized compensation costs related to stock options.  These costs are expected to be recognized over the next two quarters.  The options had no intrinsic value as of March 31, 2011.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 warrants to acquire its common stock at an exercise price of $2 per share.  The warrants expire in 2014.  The warrants have no intrinsic value at March 31, 2011.

G.           SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2011, the Company signed an ISO and processor agreement with Palm Desert National Bank (which was later assigned to First California Bank) to market and process the Company’s Visa branded card program on behalf of the bank.

H.           LEGAL PROCEEDINGS

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006.  The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora.  Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship.  The Company is seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act.  As of March 31, 2011 Aurora has not countersued and no court date has been set.  In addition to the preceding lawsuit, the Company is subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed.

ITEM 2                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – March 31, 2011 compared to March 31, 2010

We had a net loss of $223,396 for the three months ended March 31, 2011, compared to a net loss of $201,259 for the three months ended March 31, 2010.  For the nine months ended March 31, 2011, we had a net loss of $768,908 compared to a net loss of $1,527,563 for the nine months ended March 31, 2010.

Revenue

License and other revenues are derived from our product identification systems sold principally to customers in the LCD monitor industry. For the three months ended March 31, 2011, license and other revenue was $212,851 compared to $318,963 for the three months ended March 31, 2010, a decrease of $106,112.  The license and other revenue decreases are attributable to the decrease in demand for LCD screens during the quarter. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, in the three months ended March 31, 2011, the Company experienced a decrease in demand for product identification licenses in the LCD industry.  The decrease is a result of various customers purchasing less in the current period than in the three months ended March 31, 2010.  For the nine months ended March 31, 2011 and 2010, license and other revenues was $678,919 and $638,621, respectively.  The increase was due to a sharp increase in the LCD screen demand.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2011 totaled $83,714 and for the three months ended March 31, 2010, cost of sales were $150,962, a decrease of $67,248.  The decrease in cost of sales for the three months ended March 31, 2011, was the result of a reduction in the cost of maintaining the Company’s data processing center for its mobile banking operations, which made up 84% of the total cost of sales in the current period compared to 82% in the quarter ended March 31, 2010.  For the nine months ended March 31, 2011, the cost of sales totaled $260,468 compared to the nine months ended March 31, 2010 of $439,846.  The net decrease of $179,378 was mainly due to a reduction in cost of maintaining the Company’s data processing center for its mobile banking operations.  This decrease was partially offset by increases in cost of licenses that went up by $174.

Operating Expenses

Research and development expense for the three months ended March 31, 2011 totaled $38,896 versus $115,195 for the three months ended March 31, 2010.  The decrease of $76,299 was principally the result of reduction in consulting costs that decreased by $14,533 and payroll and related costs that decreased by $60,591.  For the nine months ended March 31, 2011, research and development costs was $183,720 compared to $455,176 for the nine months ended March 31, 2010, a difference of $271,456.  For the nine months ended March 31, 2011, engineering payroll costs decreased by $185,730 due to a reduction in staff levels and consulting costs declined by $78,698 in response to the Company’s current financial condition.

Sales and marketing expense for the three months ended March 31, 2011 were $38,717 compared to $35,670 for the three months ended March 31, 2010, an increase of $3,047.  For the three months ended March 31, 2011, the Company had one direct sales staff person.  The Company, for the three months ended March 31, 2011, paid out commissions of $185 compared to $314 for the three month period ended March 31, 2010.   Sales and marketing expense for the nine months ended March 31, 2011 was $114,474 compared to $125,353 for the nine months ended March 31, 2010, a difference of $10,879.  For the nine months ended March 31, 2011, the Company had one direct sales staff that accounted for $3,157 increased payroll costs compared to the same nine months period ended March 31, 2010.

General and administrative expenses for the three months ended March 31, 2011 were $235,879 compared to $180,469 for the three months ended March 31, 2010, an increase of $55,410 over the three months ended March 31, 2010.  The increase was mainly the result of increases in some of the expenditures for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  Legal fees increased by $79,585 due to additional legal fees incurred resulting from a lawsuit discussed under legal proceedings.  The Company also saw increases of $6,000 in professional fees and $6,633 in penalty and interest.  These increases were offset by reduction in payroll and related costs of $12,914, stock compensation of $7,752, rent expense of $6,600, depreciation expense of $5,413, and bank charges of $4,068 over the three months ended March 31, 2010.  For the nine months ended March 31, 2011, general and administrative expenses were $768,559 versus $1,045,734 for the nine months ended March 31, 2010, a decrease of $277,175.  The reduction was mainly the result of decreases in most of the expenditures for the nine months ended March 31, 2011.  Payroll expense decreased by $92,793 due to a reduction in staff levels.  The Company also saw decreases of $226,278 in stock compensation expense, $23,380 in consulting costs, $16,600 in rent, $18,576 in health insurance costs, $66,898 in professional fees, $35,847 in public company fees and $16,238 in depreciation expense.  These decreases were offset by increases in penalty and interest of $47,516, bad debt expense of $60,000 and patent expense of $52,247.

Other Income (Expense)

Interest expense for the three months ended March 31, 2011, was $39,041 compared to $37,926 in the same period ended March 31, 2010.  The increase was the result of issuance of notes payable.  For the nine months ended March 31, 2011 and 2010 interest income was $0 and $30, respectively.  The decrease was a result of the Company’s need for cash to fund operations thus drawing down on cash reserves and in so doing earning less interest.  For the nine months ended March 31, 2011 and 2010 interest expense was $120,606 and $100,105, respectively.  The increase was the result of issuance of notes payable.

Liquidity

Our decrease in cash and cash equivalent to $21,939 at March 31, 2011 compared to $31,915 at June 30, 2010 was the result of $79,176 used in operating activities; $60,000 used in investing activities; and $129,200 provided by financing activities.  Net cash used in operations during 2011 was $79,176 compared with $903,373 used in operations during the same period in 2010.  Cash used in operations during 2011 was primarily due to the net loss in the period offset by an increase in accounts payable and accrued expenses.  Net cash used in investing activities of $60,000 during 2011 compared with $10,000 during 2010 was primarily the result of payment on note receivable.  Net cash provided by financing activities of $129,200 during 2011 was due to proceeds from notes payable of $129,200.  During the same period in 2010, the net cash provided by financing activities of $881,960 was from net proceeds from notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  During the nine months ended March 31, 2011, the Company had a net loss of $768,908 and used cash in operations of $79,176.  At March 31, 2011, the Company had a working capital deficit of $3,369,478 and a stockholders’ deficiency of $3,345,858.  The Company is delinquent or in default of $2,079,401 of its notes payable and is delinquent in payment of certain amounts due of $294,858 for payroll taxes and accrued interest and penalties as of March 31, 2011.  The Company’s operations are currently being supported by borrowings from affiliated parties, and its cash and forecasted cash flow from operations will not be sufficient to continue operations without continued external investment. The Company believes it will require additional funds in the near future to continue its operations and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing further dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

Subsequent to the quarter ended March 31, 2011, the Company signed an ISO and processor agreement with Palm Desert National Bank (which was later assigned to First California Bank) to market and process the Company’s Visa branded card program on behalf of the bank.

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

ITEM 4   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2010, as amended on  Form 10K/A on February 22, 2011.

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2010, as amended on Form 10K/A on February 22, 2011,we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

▪	We have assigned our audit committee with oversight responsibilities.
▪
Our financial statements, periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended, our monthly bank statements and  imaged checks are now continuously reviewed by our chief financial officer and  chief executive officer.

▪	All significant contracts are now being reviewed and approved by our board of directors in conjunction with the chief executive officer.

There was no other change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1                     LEGAL PROCEEDINGS

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006.  The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora.  Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship.  The Company is seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act.  As of March 31, 2011 Aurora has not countersued and no court date has been set.  In addition to the preceding lawsuit, the Company is subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1.

ITEM 1A	RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.                   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                    DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $2,079,401 representing principal and accrued interest as of the date of filing this report.

ITEM 4                    (REMOVED AND RESERVED)

ITEM 5                    OTHER INFORMATION

The Company is delinquent in payment of $294,858 for payroll taxes and accrued interest and penalties as of March 31, 2011.

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

VERITEC, INC.

By           /s/ Van Tran                                                                                                May 10, 2011
           Van Tran
           Chief Executive Officer
           (Principal Executive Officer)

By           /s/ John Quentin                                                                                     May 10, 2011
           John Quentin
          Chief Financial Officer (Principal Financial Officer)