Form 10-K
VERITEC INC
filed 2011-10-13
CIK 773318

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The aggregate market value of the common stock of the registrant held by non-affiliates, computed by reference to the average bid price of the common stock on December 31, 2010, was approximately $818,993.

Number of shares outstanding as of June 30, 2011 was: 15,920,088.

VERITEC, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

TABLE OF CONTENTS

		Page No.
	FORWARD-LOOKING STATEMENTS	1

Part 1
Item 1	BUSINESS	1
Item 2	PROPERTIES	7
Item 3	LEGAL PRECEEDINGS	7
Item 4	[Removed and Reserved]	7

Part II
Item 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8
Item 6	SELECTED FINANCIAL DATA (not applicable)	9
Item 7	MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL POSITION
	AND RESULTS OF OPERATIONS	9
Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	14
Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	34
Item 9A	CONTROLS AND PROCEDURES	34
Item 9B	OTHER INFORMATION	35

Part III
Item 10	DIRECTORS, EXECUTIVE OFFICERS, AND COPRORATE GOVERNANCE	35
Item 11	EXECUTIVE COMENSATION	38
Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	39
Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
	INDEPENDENCE	39
Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	40

Part IV
Item 15	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES	41

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

On January 12, 2009, Veritec formed a wholly owned subsidiary, Veritec Financial Systems, Inc., a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization and Third-Party Servicer. As a Cardholder Independent Sales Organization, Veritec was able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provided back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank. As of October 2010 the Company’s registration with Security First Bank terminated. As of April 2011, the Company signed an ISO and processor agreement with Palm Desert National Bank (which was later assigned to First California Bank) to market and process the Company’s Visa branded card program on behalf of the bank.

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

Major Customers

The Company’s four biggest customers in fiscal 2011 represented an aggregate of 72% of our revenue. During fiscal 2011 and 2010, 98% and 89% respectively, of our revenue was from customers outside the United States.

Engineering, Research and Development

As of June 30, 2011, the Company employed one engineer and engaged two engineering independent contractors. During the fiscal year that ended June 30, 2011, we concentrated on several projects which included the continued development of the FCR-500 fingerprint and card reader, the Verisuite Bio-ID software platform, the PhoneCodes software platform, and the Mobile Banking Technology platform.

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

Employees

As of June 30, 2011, the Company employed six employees and five independent contractor consultants.

Financial Information about Geographic Areas

For the fiscal year ended, June 30, 2011, United States customers accounted for 2% (11% in fiscal 2010) of the Company’s total revenue. The remaining revenue of 98% (89% in fiscal 2010) was from foreign customers. Our foreign revenues in all periods have been concentrated in Japan, Korea, Taiwan and Germany.

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

The Company leases on a month-to-month basis, a single-family residence located at 2415 Winnetka Ave. N., Golden Valley, Minnesota in order to provide business housing for the Company’s business visitors, consultants and employees from outside the State of Minnesota. The lease requires a monthly payment of $1,200. The residence is owned by Larry Johanns, a principal of The Matthew Group, LLC and significant shareholder of the Company. This lease was terminated on October 31, 2010.

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

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006. The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora. Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship. The Company is seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act. As of June 30, 2011, the case has been in discovery and Aurora has not countersued.

Except as set forth above, there are no material litigation matters at the current time.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol VRTC. Prior to that, our common stock was quoted on the OTC Bulletin Board. Prior to September 4, 2009, our common stock was traded in the over the counter markets and quoted on the OTC Pink Sheets. The following table sets forth the range of high and low bid quotes of our common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

Market Price Range of Common Stock	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High	Low
September 30.15		.10	.85	.13
December 31.18		.10	.30	.20
March 31.14		.04	.25	.12
June 30.14		.08	.29	.11

Shareholders

As of June 30, 2011, there were approximately 801 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During fiscal year 2011, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding awards granted pursuant to our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	824,249	$0.47	-

Total	824,249	$0.47	-

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 10,000 and 97,500 options under this arrangement in 2011 and 2010, respectively.

ITEM 6 SELECTED FINANCIAL DATA

The Company, as a smaller reporting company, is not required to provide disclosure under this Item 6.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – June 30, 2011 compared to June 30, 2010

We had a net loss of $990,197 in the fiscal year ended June 30, 2011 compared to a net loss of $1,721,393 in the fiscal year ended June 30, 2010.

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2011	2010	$	%

License	$819,486	$898,953	$(79,467)	(8.8)
Hardware	49,045	23,895	25,150	105.3
Identification Card	7,722	10,756	(3,034)	(28.2)
Debit Card Revenue	9,153	7,982	1,171	14.7

Total Revenues	$885,406	$941,586	$(56,180)	(6.0)

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card systems.

The license revenue decrease was mainly attributable to reduction in demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased $61,580 in Singapore, Japan, and Korea. The largest increase of our license sales for the year ended June 30, 2011, was in Taiwan, which increased $80,050.

Cost of Goods Sold

Cost of sales for the year ended June 30, 2011, totaled $347,400 and for the year ended June 30, 2010, cost of sales was $538,084, a decrease of $190,684. As a percentage of revenue, for the year ended June 30, 2011, cost of sales was 39.2% compared to 57.1% for the year ended June 30, 2010. The decrease in the cost of sales as a percentage of revenue was principally the result of decreases in the cost associated with the mobile debit card business. Charges of $277,755 and $456,558 for the years ended June 30, 2011 and 2010, respectively for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased in December 2006, accounted for 80% and 85% of the total cost of goods sold for the years ended June 30, 2011 and 2010, respectively. Included in the cost of goods sold for the year ended June 30, 2011, were network and consulting fees of $11,215 for the mobile debit card, and freight and handling expense of $3,087. Cost of goods sold associated with the license, hardware and identification revenue was $69,644 or 7.9% of total licensing, hardware, identification card revenue, and debit card revenue for the year ended June 30, 2011, compared to $81,526 or 8.7% for the year ended June 30, 2010.

Operating Expenses

General and administrative expenses for the fiscal year ended June 30, 2011 were $986,130, compared to $1,389,477 for fiscal year ended June 30, 2010, a decrease of $403,347. The decrease was the result of decreases in stock compensation by $226,989, salaries and payroll related costs by $105,730, rent expense by $23,526, health insurance by $12,395, directors’ fees by $4,585, administrative consultant costs by $21,825, telephone costs by $7,712, audit fees by $61,798, public company fees by $35,450, depreciation expense by $21,709, hardware costs by $4,885, dues and membership by $6,205, bank charges by $9,098, and amortization expense by $43,756 compared to the year ended June 30, 2010. Significant increases during the year ended June 30, 2011, compared to the prior year included increases in legal fees by $28,820, patent renewal by $43,836, travel costs by $6,133, bad debt expense by $49,750, and payroll interest and penalties expense by $55,067.

Sales and marketing expense for the fiscal year ended June 30, 2011 was $162,614 compared to $166,411 for the fiscal year ended June 30, 2010, a decrease of $3,797. For the year ended June 30, 2011, the Company’s tradeshow and travel costs were $0 compared to $5,461 for the year ended June 30, 2010, a decrease of $5,461. The Company’s sales and marketing payroll and related costs increased by $11,253 for the year ended June 30, 2011 as a result of its mobile card business.

Research and development expense for the year ended June 30, 2011 totaled $219,334 versus $429,159 for the year ended June 30, 2010 a decrease of $209,825. This cost savings was the result of reduction in research and development staff level. Consultant and project costs were $58,013 for the year ended June 30, 2011 compared to $10,693 for the year ended June 30, 2010, a difference of $47,320. This increase was the result of a one-time credit from a project cost no longer needed in the prior year that reduced overall consultant costs in the prior year. This one-time credit resulted from the failure of a manufacturer to complete all the phases of a project that was initiated by an agreement signed in November 2006 for the design and development of a line of readers to overcome the Company’s dependence on outside suppliers. In Phase One of the project, a proto-type cell phone reader designed by the manufacturing company was evaluated and accepted. Phase Two of the project required the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies. The agreement required a deposit of $30,000 and payments of $30,000 for each of the four defined milestones with the total project cost not to exceed $150,000. The Company made the required deposit of $30,000, a $20,000 advance and accrued another $95,000 for a total cost of $145,000 against the maximum expenditure of $150,000. In January 2008, the project was halted and a certified letter was sent demanding immediate repayment of the deposit and money advanced to the manufacturing company, which totaled $50,000, as a result of the manufacturing company’s inability to complete the project. In January 2008, the manufacturer began negotiations with the Company but has since discontinued any communication. During the year ended June 30, 2010, the Company recognized a gain on the extinguishment of the accrued expenses in the amount of $124,000. This amount was offset to Research and Development Expense on the Consolidated Statement of Operations as payments under this agreement were initially recorded as research and development expense when the services were provided.

Other Income (Expense)

Interest income for the fiscal year ended June 30, 2011 was $0 compared to $30 for the fiscal year ended June 30, 2010 a decrease of $30. The decrease was a result of the Company’s need for cash to fund the operations, thus drawing down cash reserves and in so doing earning no interest. Interest expense for the fiscal year ended June 30, 2011 was $160,125 compared to $139,878 in fiscal year 2010 an increase of $20,247. Apart from the additional financing activities in fiscal 2011 that attracted higher interest rates most of the increased interest expense over prior year was due to the interest covering a full year versus a shorter period in fiscal 2010.

Capital Expenditures and Commitments

During the fiscal year ended June 30, 2011, we made no capital purchases compared to $2,108 in 2010.

Liquidity

Our decrease in cash and cash equivalent to $14,996 at June 30, 2011 compared to $31,915 at June 30, 2010 was the result of $91,619 used in operating activities; $60,000 used in investing activities; and $134,700 provided by financing activities. Net cash used in operations during 2011 was $91,619 compared with $962,456 used in operations during the same period in 2010. Cash used in operations during 2011 was primarily due to the net loss in the period. Net cash used in investing activities of $60,000 during 2011 compared with $12,108 during 2010 was primarily the result of payment on note receivable. Net cash provided by financing activities of $134,700 during 2011 was primarily due to proceeds from notes payable of $134,700. During the same period in 2010, the net cash provided by financing activities of $956,460 was from proceeds from notes payable of $1,021,460 and payments on notes payable of $65,000.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended June 30, 2011, the Company had a net loss of $990,197 and used cash in operations of $91,619. At June 30, 2011, the Company had a working capital deficit of $3,583,277 and a stockholders’ deficiency of $3,566,809. The Company is also delinquent in payment of certain amounts due of $340,628 for payroll taxes and accrued interest and penalties as of June 30, 2011.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2012 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2012 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty. Our auditor has issued a “going concern” qualification as part of their opinion in the Audit Report for the year ended June 30, 2011.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant Company stockholder. In fiscal 2011, The Matthews Group loaned the Company $134,700 mostly in the form of convertible demand notes payable. Through June 30, 2010 The Matthews Group, LLC, Company executives, a member of the Company’s Board of Directors, and other individuals loaned $1,941,750 to the Company. Included in this amount was $550,000 made under a subscription agreement form of private offering. Subsequent to fiscal 2011 and through September 2011 the Company issued to The Matthews Group unsecured and convertible demand notes totaling $19,500 at an interest rate of 10% per annum. However additional capital most likely will be required to continue the Company’s business, and the Company has no guarantee that The Matthews Group, LLC, the executives, Board member, and other individuals will continue to provide funding. As of June 30, 2011, the Company had $14,996 in cash and a ($3,583,277) working capital deficit. The Company will require additional funds to continue its operations through fiscal year 2012 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. However, there is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs.

Further, due to the Company’s prior bankruptcies and history of losses, it may be difficult for the Company to raise additional funds, if required. If the Company cannot raise such capital, or if the cost of such capital is too high, we may be unable to successfully launch or continue development of new products. If losses continue, we may be unable to continue in business.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, that expires June 30, 2012 with two one-year extensions. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the one-year lease commitment is $50,400.

VTFS entered into a thirteen-month processing center contract beginning April 19, 2011, with monthly commitments of approximately $10,434.

Subsequent to the fiscal year ended June 30, 2011, the Company entered into consulting and confidentiality agreements with various entities. There was no future commitment under these agreements. The Company also entered into sales and confidentiality agreements with various entities for the marketing of its mobile debit card in return for commissions from sales revenue from its debit card transactions. In addition the Company signed consulting agreement with two consultants. Under the terms of the agreement the Company will issue 1,000,000 shares of its common stock in payment for their services. Subsequent to year end and through October 13, 2011, the Company borrowed additional $19,500 with annual interest at 10%, due to a related party, convertible into common stock at $0.30 per share, and due on demand.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

YEARS ENDED JUNE 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Veritec, Inc.

Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

October 13, 2011

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND 2010

	2011	2010
ASSETS

Current Assets:
Cash	$ 14,996	$ 31,915
Accounts receivables, net of allowance of $8,650	29,135	76,363
Inventories	6,132	3,394
Prepaid expenses	23,281	29,781
Employee advances	2,837	5,037
Total Current Assets	76,381	146,490

Property and Equipment, net	16,468	45,079

Total Assets	$ 92,849	$ 191,569

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable, net of discount of $0 and $1,003, respectively	$ 152,767	$ 140,964
Notes payable, related party, net of discount of $0 and $6,310, respectively	2,087,894	1,802,096
Accounts payable	787,799	518,215
Customer deposits	71,542	--
Payroll tax liabilities	340,628	103,002
Accrued expenses	219,028	205,450
Total Current Liabilities	3,659,658	2,769,727

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding	159,201	159,201
Additional paid-in capital	14,283,077	14,281,531
Accumulated deficit	(18,010,087)	(17,019,890)
Total Stockholders' Deficiency	(3,566,809)	(2,578,158)

Total Liabilities and Stockholders’ Deficiency	$ 92,849	$ 191,569

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

Revenues	$ 885,406	$ 941,586
Cost of Sales	347,400	538,084

Gross Profit	538,006	403,502

Operating Expenses:
General and administrative	986,130	1,389,477
Sales and marketing	162,614	166,411
Research and development	219,334	429,159
Total Operating Expenses	1,368,078	1,985,047

Loss from Operations	(830,072)	(1,581,545)

Other Income (Expense):
Interest income	--	30
Interest expense, including $144,789 and $114,818, respectively, to related parties	(160,125)	(139,878)
Total Other Income (Expense)	(160,125)	(139,848)

Net Loss	$ (990,197)	$ (1,721,393)

Loss Per Common Share -
Basic and Diluted	$ (0.06)	$ (0.11)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	15,920,088	15,875,869

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

BALANCE, June 30, 2009	1,000	$1,000	16,165,088	$161,651	$13,943,046	$(15,298,497)	$(1,192,800)

Fair value of shares issued for services and settlement of accrued expenses			235,000	2,350	189,100	--	191,450
Stock based compensation	--	--	--	--	74,585	--	74,585
Shares issued upon conversion of notes payable	--	--	70,000	700	69,300	--	70,000
Shares returned	--	--	(550,000)	(5,500)	5,500	--	--
Net loss	--	--	--	--	--	(1,721,393)	(1,721,393)

BALANCE, June 30, 2010	1,000	1,000	15,920,088	159,201	14,281,531	(17,019,890)	(2,578,158)

Stock based compensation	--	--	--	--	1,546	--	1,546
Net loss	--	--	--	--	--	(990,197)	(990,197)

BALANCE, June 30, 2011	1,000	$1,000	15,920,088	$159,201	$14,283,077	$(18,010 ,087)	$(3,566,809)

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(990,197)	$(1,721,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	28,611	50,321
Write-off of other assets	--	43,756
Allowance on notes receivable	60,000	10,000
Fair value of stock options issued to employees	1,546	74,585
Fair value of stock issued for services	--	153,950
Gain on write-off of accrued expenses	--	(124,000)
Amortization of discount on notes payable	7,312	25,085
Interest accrued on notes payable	155,589	125,803
Changes in operating assets and liabilities:
Accounts receivable	47,228	(47,987)
Inventories	(2,738)	2,823
Prepaid expenses	6,500	(6,500)
Employee advances	2,200	3,463
Customer deposits	71,542	--
Payroll tax liabilities	237,626	103,002
Accounts payables and accrued expenses	283,162	344,636
Net cash used by operating activities	(91,619)	(962,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	(60,000)	(10,000)
Purchases of property and equipment	--	(2,108)
Net cash used by investing activities	(60,000)	(12,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	--	80,000
Proceeds from notes payable, related party	134,700	941,460
Payment on notes payable, related party	--	(65,000)
Net cash provided by financing activities	134,700	956,460

NET DECREASE IN CASH	(16,919)	(18,104)

CASH AT BEGINNING OF YEAR	31,915	50,019

CASH AT END OF YEAR	$14,996	$31,915

2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION

Cash paid for interest	$779	$724

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for accrued expenses	$--	$37,500
Issuance of common stock upon conversion of note payable	--	70,000

VERITEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

On January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market.  In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization and Third-Party Servicer.  As a Cardholder Independent Sales Organization, Veritec was able to promote and sell Visa branded card programs.  As a Third-Party Servicer, Veritec provided back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank. As of October 2010 the Company’s registration with Security First Bank terminated. As of April 2011 the Company signed an ISO and processor agreement with Palm Desert National Bank (which was later assigned to First California Bank) to market and process the Company’s Visa branded card program on behalf of the bank.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of long lived assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

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

Inventories

Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method. Inventory is net of reserves of $23,900 as of June 30, 2011 and 2010.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Based upon management’s assessment, there were no indicators of impairment at June 30, 2011 or 2010.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had no cash balances in excess of the guarantee during the year ended June 30, 2011.

Major Customers:

Customers in excess of 10% of total revenues were as follows:

	Years Ended June 30,
	2011	2010

Customer A	18%	11%
Customer B	11%	25%
Customer C	31%	29%
Customer D	12%	2%
	72%	67%

As of June 30, 2011 and 2010, the Company had approximately $6,050 (16%), $10,963 (29%), $10,025 (27%), and $5,300 (14%) and $11,600 (14%), $20,025(24%), and $23,550 (28%), respectively, of accounts receivable due from its major customers.

Foreign Revenues:

Foreign revenues accounted for 98% of the Company’s total revenues in fiscal 2011 and 89% in fiscal 2010. (74% Korea, 21% Taiwan, and 3% others in fiscal 2011 and 11% Taiwan, 73% Korea, and 5% others in fiscal 2010.)

Fair Value of Financial Instruments

Fair Value Measurements are adopted by the Company based on the authoritative guidance provided by the Financial Accounting Standards Board, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption based on the authoritative guidance provided by the Financial Accounting Standards Board did not have a material impact on the Company's fair value measurements. Based on the authoritative guidance provided by the Financial Accounting Standards Board defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB authoritative guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3- Unobservable inputs based on the Company's assumptions.

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2011 or 2010.

Revenue Recognition

The Company accounts for revenue recognition in accordance with guidance of the Financial Accounting Standards Board. Revenues for the Company are classified into four separate products: license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, identification card revenue, and debit card revenue.

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

Shipping and Handling Fees and Cost

For the years ended June 30, 2011 and 2010, shipping and handling fees billed to customers of $777 and $1,746, respectively were included in revenues and shipping and handling costs of $3,087 and $3,557, respectively were included in cost of sales.

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

For the years ended June 30, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The potentially dilutive securities consisted of the following as of:

	June 30,
	2011	2010
Warrants	275,000	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	5,554,993	4,700,074
Options	824,249	814,249
Total	6,664,242	5,799,323

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended June 30, 2011, the Company had a net loss of $990,197 and used cash in operations of $91,619. At June 30, 2011, the Company had a working capital deficit of $3,583,277 and a stockholders’ deficiency of $3,566,809. The Company is also delinquent in payment of certain amounts due of $340,628 for payroll taxes and accrued interest and penalties as of June 30, 2011.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2012 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2012 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant Company’s stockholder for funding. Through June 2011, TMG, executives, and some individuals have funded $2,240,661 mostly in the form of convertible notes payable. During fiscal year 2011, TMG and some individuals funded $134,700, mostly in the form of convertible notes payable.

Subsequent to June 30, 2011, the Company has received additional notes payable financing of $19,500 through October 13, 2011 (see Note 10).

NOTE 3 – NOTES RECEIVABLE

In December 2009, the Company loaned Cities in Touch (CIT) $10,000 under an unsecured demand note for the purpose of entering into a strategic partnership with CIT. The partnership did not materialize and the Company fully provided an allowance for the note as of June 30, 2010 as collection is not expected.

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

In accordance with this agreement during the fiscal year ended June 30, 2011 the Company entered into various short-term notes receivable agreements totaling $60,000 with Global TV. The notes were to accrue interest at a rate of 10%, were due September through October 2010, and were secured by certain fixed and other assets of Global TV. The notes remained unpaid as of June 30, 2011, and the Company is negotiating an extension of the due dates. However, the Company has provided a full reserve against the notes as of June 30, 2011.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	June 30,
	2011	2010

Furniture and equipment	$139,083	$139,083
Software	73,000	73,000
Vehicles	23,301	23,301
	235,384	235,384
Less accumulated depreciation	218,916	190,305

	$16,468	$45,079

Depreciation expense for the years ended June 30, 2011 and 2010 was $28,611 and $50,321, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following as of:	June 30,	June 30,
	2011	2010

Convertible notes payable (includes $116,899 and $107,897, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable at issuance for the value of the warrants issued. The discount was amortized over the term of the notes payable. The unamortized discount as of June 30, 2011 and June 30, 2010, was $0 and $3,758, respectively. The notes are currently in default.	$651,629	$603,871

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due July to November 2010. The notes are now in default.	766,914	578,166

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	226,828	208,814

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	441,014	408,732

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	118,408	110,408

Note payable, unsecured, interest at 10%. The note was due January 2010 and is now in default.	23,162	21,162

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 per share subject to board of directors’ approval, interest at 8%, due January 2011 and is now in default.	11,183	10,384

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was due November 2009 and is now in default.	1,523	1,523
Total	$2,240,661	$1,943,060

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

		June 30,
	2011		2010
Notes payable	$ 152,767		$ 140,964
Notes payable, related party	2,087,894		1,802,096
	$ 2,240,661		$ 1,943,060

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

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2011 and 2010, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock

Common stock consists of $.01 par value, 50,000,000 shares authorized, 15,920,088 shares issued and outstanding as of June 30, 2011 and 2010.

In June 2010, by unanimous action of the Board of Directors and majority shareholders’ consent the Company increased its authorized common shares from 30 million to 50 million.

Stock Bonus/Compensation

On December 5, 2008, the Board of Directors granted its then CEO and interim Chief Financial Officer (CFO) 1,000,000 restricted shares of the Company’s common stock and granted its then Vice President, General Counsel and Secretary, 50,000 restricted shares of the Company’s common stock. The shares for both individuals were valued at the fair market price for December 5, 2008 of $0.30 per share. Of the 1,050,000 shares of common stock, 525,000 shares vested on June 5, 2009 and the remainder vested on December 5, 2009. The total compensation expense for these arrangements was $0 and $131,250 for the years ended June 30, 2011 and 2010, respectively.

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

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 10,000 and 97,500 options under this arrangement in 2011 and 2010, respectively. The Company recognized stock-based compensation expense of $1,546 and $74,585 during the years ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $0 of unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of June 30, 2011.

The weighted-average grant date fair value for options granted in fiscal 2011 and 2010 was $0.14 and $0.34, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant. Volatility was based on the historical volatility of the Company’s common stock. The Company estimated the expected life of options based on historical experience and other averaging methods.

	Years Ended June 30,
	2011	2010

Risk-free interest rates	1.80%	2.49%
Dividend yields	0%	0%
Volatility	185.132%	181.42%
Weighted average expected life	3 years	3 years

A summary of stock options as of June 30, 2011 and for the two years then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2009	721,749	$0.49
Granted	97,500	$0.38
Forfeited	(5,000)	$0.30
Outstanding at June 30, 2010	814,249	$0.47
Granted	10,000	$0.13
Forfeited	--	$0.00
Outstanding at June 30, 2011	824,249	$0.47
Exercisable at June 30, 2011	814,249	$0.47

The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2011 is 2.8 years.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of June 30, 2011 and changes during the two years then ended is presented below:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at June 30, 2009	454,000	$0.25
Granted	97,500	$0.34
Vested	(536,500)	$0.27
Forfeited	(5,000)	$0.22
Nonvested at June 30, 2010	10,000	$0.23
Granted	10,000	$0.14
Vested	(10,000)	$0.23
Forfeited	--	$0.00
Nonvested at June 30, 2011	10,000	$0.14

Stock Warrant

The Company issued 275,000 shares of warrants related to notes payable issued in fiscal year 2009. The fair value of the warrants allocated to notes payable was $20,981 or $0.08 per share. The weighted average remaining contractual life of the warrants at June 30, 2011 is 2.7 years. The warrants are fully vested, have a five year term and are exercisable at $2 per share. Based upon the trading value of the common shares, there was no intrinsic value of these warrants as of June 30, 2011.

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

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended
	June 30,
	2011		2010
Federal Statutory tax rate	(34%	)	(34%	)
State tax, net of federal benefit	(6%	)	(6%	)
Change in valuation	(40%	)	(40%	)
Allowance	40%		40%
Effective tax rate	- %		- %

 The following is a summary of the deferred tax assets (separate disclosure of state deferred taxes has not been presented as such disclosure is not considered to be material):

	June 30,
	2011	2010
Allowance for doubtful accounts	$ 75,800	$ 51,600
Depreciation and amortization	48,600	52,200
Accrued expenses	68,600	61,500
Stock option	600	30,200
Other	12,100	12,400
Net operating loss carryforwards	3,372,000	3,183,000
Deferred tax asset	3,577,700	3,390,900
Valuation allowance	(3,577,700)	(3,390,900)
Net deferred tax asset	$ -	$ -

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized.

Veritec has net operating loss carryforwards of $8,947,000 for federal purposes and $5,105,000 for state purposes available to offset future taxable income that expire in varying amounts through 2031. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its U.S. office facilities from its CEO/Executive Chair under a lease expiring June 30, 2012, with an automatic 2-year extension, requiring monthly payments of $4,200 plus common area costs. In January 2009, the Company began leasing a single-family residence in Golden Valley, Minnesota on a month-to-month basis at $1,200 per month from a principal of The Matthews Group for purposes of housing customers, guests and consultants. This lease was terminated on October 31, 2010. In May 2009, the Company began leasing on a month-to-month basis at $1,000 per month, a single-family residence in Golden Valley, Minnesota owned by a principal of The Matthews Group. This lease was terminated on April 30, 2010. Rent expense, included in operating cost, to related parties was $55,800 and $77,000 in 2011 and 2010, respectively. Future annual minimum lease payments are $50,400 in each fiscal year 2012 through 2014, including the extension period, totaling $151,200.

Design Agreement

In November 2006, the Company entered into an agreement with a manufacturing company to design and develop a line of readers to overcome the Company’s dependence on outside suppliers. In Phase One of the project, a proto-type cell phone reader designed by the manufacturing company was evaluated and accepted. Phase Two of the project required the manufacturing company to design and manufacture four individual proto-type models of readers that work with Matrix Symbologies. The agreement required a deposit of $30,000 and payments of $30,000 for each of the four defined milestones with the total project cost not to exceed $150,000. To date the Company has made the required deposit of $30,000, a $20,000 advance and accrued another $95,000 for a total cost of $145,000 against the maximum expenditure of $150,000. In October and November 2007, the Company accrued an additional $29,000 in other project related costs for a total of $124,000 in accrued expenses. In January 2008, the project was halted and a certified letter was sent demanding immediate repayment of the deposit and money advanced to the manufacturing company, which totaled $50,000, as a result of the manufacturing company’s inability to complete the project. In January 2008, the manufacturer began negotiations with the Company but has since discontinued any communication. During the year ended June 30, 2010, the Company recognized a gain on extinguishment of accrued expenses including other project related costs in the amount of $124,000. This amount has been offset to Research and Development Expense on the Consolidated Statement of Operations as payments under this agreement were initially recorded as research and development expense when the services were provided.

Incentive Compensation Bonus Plan

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees.

Processing Center Agreement

VTFS entered into a twelve-month processing center contract beginning February 1, 2009, with monthly commitments of approximately $34,200. On April 1, 2010, the Company signed another twelve-month agreement with monthly commitments of approximately $19,955. This agreement ended in March 2011. Beginning April 19, 2011 the Company entered into a thirteen-month agreement with monthly commitments of approximately $10,434. The term of the agreement is through May 2012.

Contingencies

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006. The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora. Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship. The Company is seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act. As of June 30, 2011 the case has been in discovery and Aurora has not countersued.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to year end and through October 13, 2011, the Company borrowed additional $19,500 with annual interest at 10%, due to a related party, convertible into common stock at $0.30 per share, and due on demand. The Company entered into consulting and confidentiality agreements with various entities. There was no future commitment under these agreements. The Company also entered into sales and confidentiality agreements with various entities for the marketing of its mobile debit card in return for commissions from sales revenue from its debit card transactions. In addition the Company signed consulting agreement with two consultants. Under the terms of the agreement the Company will issue 1,000,000 shares of its common stock in payment for their services. On August 29, 2011, the board of directors granted 25,000 shares of the Company’s common stock as compensation to each of the three board members for the fiscal year ending June 30, 2012. The value of this grant was $3,000.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

Managements’ Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. It was concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal control over financial reporting constituted material weaknesses, as identified below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal year ended June 30, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	67
Laird Powers	Director	64
John Quentin	Chief Financial Officers	50
Sandra Hartfield	Director	60

Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. The Board of Directors appoints officers.

Ms. Van Thuy Tran was elected as the Chief Executive Officer of the company since December 23, 2009 and has served as Chairman of the Board of the Company since December 5, 2008. Ms. Tran was President of Asia Consulting and Trading Company from 1979 to 1999, a company dealing with trade in the Pacific Rim countries. In 1995, she founded Circle of Love, a non-profit providing mission work in Vietnam. In 1993, she founded Equal Partners, Inc., a construction and building company in Minnesota. Ms. Van Tran has a medical degree from Bethel College/University of Minnesota and worked in the medical field as a Technologist/Hematologist for over 17 years.

Laird E. Powerswas appointed as a member of our Board on March 4, 2008. He is a private investor in emerging technology companies. He has been involved with Veritec since its early stages in 1986. In addition, for the past 25 years, he has been the president and owner of L.E. Powers Construction, a construction company in the Silicon Valley of California. He holds BS degree in Psychology with a Math minor from California State University - Hayward.

John Quentin was elected as the Chief Financial Officer of the Company on December 8, 2009. Mr. Quentin has over 15 years of accounting and auditing experience obtained mostly from the public accounting industry where his clients’ base ranged from public reporting companies to private entities. Before joining Veritec, Inc. he was a senior auditor with Lurie Besikof Lapidus and Company, LLP for 4 years from 2004 to 2008. Prior to joining Lurie Besikof Lapidus and Company, LLP Mr. Quentin was an auditor with Rogers & Company, a local CPA firm that specialized in nonprofit auditing, accounting, and taxes where he worked on various clients including the University of Minnesota and the Metropolitan Airport Commission in conjunction with Deloitte Touche. Before joining Rogers & Company Mr. Quentin was with Ernst & Young, LLP, from 1994 to 2001. He holds BS degree in Accounting from Metropolitan State University.

Ms. Sandra Hartfield was appointed as a member of the Board and the Company’s audit committee on August 29, 2011.  Ms. Hartfield has over 37 years of banking knowledge and leadership experience.  Ms. Hartfield is the President and Chief Executive officer of Hartfield Financial Services.  Prior to that Ms. Hartfield was the President and Chief Executive Officer of the Electronic Banking Division of Palm Desert National Bank from 1994 to 2008.  Prior to that Ms. Hartfield was the Chief Financial Officer and Chief Administrative Officer of Palm Desert National Bank from 1989 to 1994.  Ms. Hartfield served other leadership roles in the banking industry for over 18 years before joining Palm Desert National Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during fiscal 2011, Robert Junghans failed to file a report on Form 4 upon his resignation.

Committee and Board Meetings

No meetings of our Board of Directors were held in fiscal 2011. Although we had no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2011, we have now established an audit committee subsequent to fiscal year-end. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business.

Our Board has determined that we do not have an audit committee financial expert. We have been unable to attract an audit committee financial expert given the small size of our Company and our current financial position. The Company has formed an audit committee composed of one of the current board members.

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

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2011 and 2010 received by individuals that served as our principal executive officer and principal financial officer during the last fiscal year, who are the only executive officers of the Company, our “Named Executive Officers”.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran,	2011	$ 150,000	$ 0	$ 0	$ 0	$ 0	$ 150,000
Chief Executive Officer	2010	$ 150,000	$ 0	$ 0	$ 0	$ 0	$ 150,000
John Quentin,	2011	$ 55,000	$ 0	$ 0	$ 0	$ 0	$ 55,000
Chief Financial Officer	2010	$ 48,846	$ 0	$ 0	$ 0	$ 0	$ 48,846

Employment Agreements

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination. If Ms. Tran is terminated by the Company without cause, she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment.

On May 29, 2009, the Company entered into an employment agreement with John Quentin providing for an annual base salary of $45,000 (subject to annual review), customary medical and other benefits and customary confidentiality and non-solicitation provisions. Mr. Quentin’s salary has since been increased by the Board of Directors.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended June 30, 2011:

Name	Fees Earned or Paid-in Cash ($)	Total ($)
(a)	(b)	(h)
Robert Junghans (1)	$500	$500
Van Thuy Tran	0	0
Laird Powers	0	0

(1) Robert Junghans resigned on December 10, 2010.

Directors currently receive fees of $500 per meeting attended, plus expenses.

Outstanding Equity Awards at Fiscal Year End

None of our Named Executive Officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of October 13, 2011 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 15,920,088 shares of common stock outstanding as of October 13, 2011.

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

Name	Number of Shares Beneficially Owned	Percent of Shares
Sandra Hartfield	0	0.0%
Laird Powers(2)	127,984(2)	0.8%
Van Thuy Tran (1)	4,408,359	27.7%
John Quentin	0	0.0%
All Officers and Directors as a group (4 persons)	4,536,343	28.5%
J Technologies, LLC 1430 Orkla Drive, Golden Valley, MN 55427	1,328,004	8.3%
Larry Johanns (1) 518 North 12 Street, Osage, IA 50461	4,305,791	27.0%

(1) The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group. Includes unexercised warrants to purchase 75,000 shares of common stock issued for note payable to The Mathis Group that vested in March 2009.

(2) Includes 25,000 unexercised warrants issued for note payable that vested in March 2009.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by the board of directors.

The Company leases its U.S. office facilities from its Chief Executive Officer under a lease expiring June 30, 2012 and requiring monthly payments of $4,200 plus common area costs. In January 2009, the Company began leasing a single-family residence in Golden Valley, Minnesota on a month-to-month basis at $1,200 per month from a principal of The Matthews Group for purposes of housing customers, guests and consultants. This lease was terminated in October 2010. In May 2009, the Company began leasing on a month-to-month basis at $1,000 per month, a single-family residence in Golden Valley, Minnesota owned by a principal of The Matthews Group. This lease was terminated on April 30, 2010. Rent expense, included in operating cost, to related parties was $55,800 and $77,000 in 2011 and 2010, respectively. Future annual minimum lease payments total is $50,400 through 2012.

During 2011, the Company issued to The Matthews Group and an individual unsecured and convertible related party demand notes payable totaling $134,700 at interest rates ranging from 8% to 10%. In addition in July 2011 through September 2011 the Company issued unsecured convertible demand note payable totaling $19,500, bearing interest rate of 10% per annum to a related party.

In 2010, the Company issued to The Matthew Group, members of the Board of Directors, and an individual unsecured and secured, unconvertible and convertible notes payable totaling $1,036,750 (net of payment $65,000) at interest rates ranging from 8% to 10%, that matured July 2010 through January 2011. Included in the notes payable financing during fiscal 2010 was $291,000 due on demand and $956,750 was due to related parties. In addition in July 2010 through September 2010 the Company issued unsecured convertible demand notes payable totaling $100,000, bearing interest rate of 8% per annum to a related party. In 2010 the Company repaid $65,000 to related parties. The Company converted $70,000 note payable by issuing 70,000 shares of its common stock in payment of the note.

In fiscal 2009, pursuant to the terms of a Subscription Agreement and Investment of Intent (the “Subscription Agreement”) the Company issued to The Matthews Group, individuals, and employees of the Company unsecured convertible notes payable totaling $550,000, at an interest rate of 8% for a period of eighteen months. Included in this convertible notes payable was $450,000 to related parties. Under the terms of the note interest is accrued on the principal and becomes payable at maturity. The holders of the note have option to convert the note into whatever form of security offered by the Company if there is subsequent financing. As part of Subscription Agreement, the holders of the notes also received warrants to purchase one share of common stock of the Company for every $2.00 of investment, at an exercise price of $2.00 per warrant share. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was fully amortized over the term of the notes payable. Unamortized discount was $0 at June 30, 2011. In addition the Company issued unsecured notes payable to related parties and certain individual totaling $355,000 bearing an annual interest rate of 8% and matured November 2009 and July 2010. Included in the unsecured notes payable was $335,000 issued to related parties.

Item 14 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP and Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2011 was $7,610 and $54,720, respectively. The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP and Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2010 was $83,890 and $27,080, respectively.

Audit Related Fees

None.

Tax Fees

Weinberg & Company, P.A. was paid $4,980 and $3,600 for preparation of income tax return for fiscal year ended 2010 and 2009, respectively.

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

By /s/ VAN THUY TRAN                                                                                                           October 13, 2011

Van Thuy Tran

Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors	October 13, 2011
Van Thuy Tran	(Principal Executive Officer)

/s/ JOHN QUENTIN	Chief Financial Officer	October 13, 2011
John Quentin	(Principal Financial Officer and Principal Accounting Officer)

/s/ LAIRD POWERS	Director	October 13, 2011
Lair Powers

/s/ SANDRA HARTFIELD	Director	October 13, 2011
Sandra Hartfield

EXHIBIT INDEX

3.1    Restated Articles of Incorporation of Veritec, Inc. dated May 3, 1997 (incorporated by reference to exhibit 3(i) to Veritec’s

Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, as filed on May 15, 2007).

3.2    Bylaws of Veritec, Inc. (incorporated by reference to exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the

quarter ended December 31, 2006, as filed on February 14, 2007).

10.1     Subscription Agreement and Letter of Investment Intent between Veritec, Inc. and various accredited investors dated

March 3, 2009 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, as filed on May

15, 2009).

10.2     Unsecured Term Promissory Note in favor of various lenders, dated March 3, 2009 (incorporated by reference to exhibit

10.2 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.3     Warrant to Purchase Common Stock issued to various accredited investors, dated March 3, 2009 (incorporated by reference to exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.4*    Employment Agreement by and between Veritec, Inc. and Jeffrey Hattara dated January 5, 2009 (incorporated by reference to exhibit 10.4 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.5*    Employment Agreement by and between Veritec, Inc. and Thomas McPherson dated December 5, 2008 (incorporated by reference to exhibit 10.5 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.6      Form of Stock Option Agreement (incorporated by reference to exhibit 10.6 to Form 10-K for the year ended June 30,

2010, as filed on October 12, 2010).

10.7      Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.7 to Form 10-K for the year ended June 30,

2010, as filed on October 12, 2010).

10.8      2008 Incentive Compensation Bonus Plan, filed herewith.

10.9*    Employment Agreementby and between Veritec, Inc. and Van Thuy Tran dated December 5, 2008, filed herewith.

10.10*  Employment Agreement by and between Veritec, Inc. and John Quentin dated May 29, 2009, filed herewith.

14.        Code of Ethics of Veritec, Inc. (incorporated by reference to exhibit 14 to Veritec, Inc.’s Annual Report on Form 10KSB for the year ended June 30, 2007, as filed).

21.1       Subsidiaries of Veritec, Inc. (incorporated by reference to exhibit 21.1 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

31.1       Certification by Chief Executive Officer required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934,

filed herewith.

31.2       Certification by Chief Financial Officer required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934,

filed herewith.

32.1**   Veritec, Inc. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18

U.S.C. §1350), filed herewith.

32.2**   Veritec, Inc. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18

U.S.C. §1350), filed herewith.

* Management compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Veritec, Inc. for purposes of Section 18 of the Securities Exchange Act.

Exhibit 10.8

Veritec, Inc.

Extracts of Minutes of Meeting of the Board of Directors

December 5, 2008

Adoption of Incentive Compensation Bonus Plan

RESOLVED, that an incentive compensation bonus plan is hereby approved and adopted, to provide for cash bonus payments to key employees in the aggregate amount of 10% of pre-tax earnings in excess of $3,000,000, as soon as practicable after the end of each fiscal year, with the bonuses to be distributed annually to employees in individual amounts as determined by the Executive Chairman.

FURTHER RESOLVED, that the Executive Chairman be, and she hereby is, authorized and directed to take any and all action and to execute all documents which may be necessary to evidence the adoption of the incentive compensation bonus plan and to effect individual awards under such plan.

 Ehibit 10.9

EMPLOYMENT AGREEMENT

This Employment Agreement (this "Agreement") is made as of this 5th day of December, 2008 ("Effective Date"), by and between Veritec, Inc., a Nevada Corporation having its principal offices at 2445 Winnetka Ave. N., Golden Valley, Minnesota 55427 (hereinafter, "Veritec"), and Van Thuy Tran, an individual (hereinafter, "Employee").

Veritec and Employee are sometimes individually referred to herein as "Party" and sometimes collectively referred to herein as "The Parties".

WHEREAS, Veritec is engaged in the business of designing, developing, marketing and licensing its proprietary matrix symbol multi-dimensional bar code data storage technology for use in a variety of industries such as banking, electronic media, manufacturing automation and biometric identification; and

WHEREAS, The Parties intend by this Agreement to define an employer-employee relationship on the terms and SUbject to the conditions set forth herein and intend that this Agreement shall establish a basis of their relationship and define their respective rights, duties and obligations.

NOW THEREFORE, in consideration of the mutual promises, covenants, warranties and agreements set forth herein, The Parties agree as follows:

I.

Definitions

As used in this Agreement, each of the following words and terms shall have the following meaning:

"Veritec" means Veritec, Inc. and its subsidiaries whether existing or hereafter formed and any successors in interest of the same.

II.

Duties, Obligations and Rights of The Parties

2.01. Position of Employment - Title - Supervision. Veritec hereby offers to employ and Employee hereby accepts employment together with the duties and responsibilities associated with being Veritec's Chairman of the Board of Directors and Treasurer.__________________. Employee shall be subject to general supervision, advice and direction of the Board of Directors.

2.02. Best Efforts - Duties of Employee. Employee agrees to perform faithfully, industriously, and to the best of Employee's ability, experience and talents all of the duties that may be reasonably requested by Veritec.

2.03. Compensation to Employee. In order to induce Employee to accept the offer of employment subject to the express terms and conditions set forth herein, Veritec hereby promises, covenants, warrants and agrees to pay Employee the following forms and amounts of compensation:

(a)     Base Salary. As a base salary, the sum of One Hundred Fifty Thousand Dollars ($150,000.00) per annum paid on a bi-weekly basis, less applicable federal and state taxes and deductions, to be paid in accordance with Veritec's standard payroll procedures, commencing on Employee's first day of employment with Veritec which is the Effective Date. Employee's base salary shall be reviewed on an annual basis.

(b)     Restricted Stock. As authorized by Veritec's Board of Directors from time-to-time.

(c)     Stock Options. As authorized by Veritec's Board of Directors from time-to-time.

(d)     Medical Insurance. Veritec shall pay its standard portion of the cost of medical insurance for Employee and insurable dependents of Employee through Veritec's Group Medical Plan. On written instruction from Employee, Veritec shall deduct from Employee's accrued but unpaid compensation Employee's portion of the cost of premiums for direct payment to Veritec's Group Medical Plan insurance company. All other issues will be in accordance with the "Veritec Employee Policy." Upon termination of this Agreement, payments under this paragraph shall cease, provided, however, that the Employee shall be entitled to payments for periods or partial periods that occurred prior to the date of termination and for which the Employee has not yet been paid.

(e)     Incentive Compensation Bonus Plan. Employee shall be eligible to participate in any Incentive Compensation Bonus Plan as may be determined from time to time by the Board of Directors or any Committee thereof. Employee shall also be eligible to participate in any other executive level benefit or compensation plan generally applicable to senior executives of Veritec.

(f)      Vacation - Vacation Compensation. Employee shall be entitled to three (3) weeks of paid vacation during the first year of employment and entitled to four (4) weeks of paid vacation during each year of employment, beginning on the first day after completion of one (1) year of service. Commencing on the first day of employment the Employee's vacation shall accrue at the applicable rate during each pay period and shall accrue up to a maximum amount of 200 hours (e.g., 5 weeks).

(g)      Reimbursement of Expenses. During the period of employment the Employee is authorized to incur necessary and reasonable business expenses in furtherance of Employee's duties and in accordance with Veritec's expense reimbursement policies. Veritec shall reimburse Employee for all documented and reasonable costs and expenses incurred in furtherance of Veritec's business.

2.04. Term and Termination. The term of this Agreement shall commence upon the Effective Date and shall terminate upon the death, permanent disability or termination of Employee's employment on not less than thirty (30) days written notice from either Employer or Employee. If Employer terminates Employee's employment without cause, Employee shall be paid as a severance benefit the sum of One Million Dollars ($1,000,000.00), payable on the date of termination. If Employer terminates Employee's employment with cause, Employee shall be paid as a severance benefit Employee's base salary and benefits for a twelve (12) month period after the date of separation of employment from Veritec. "Cause" as used in this Agreement shall mean the following:

(a)     Employee commits an intentional act of dishonesty or fraud that is of a material nature and involves a material breach of trust with respect to the interests of Veritec;

(b)     Employee is convicted of a felony related to the business, operation or securities of Veritec, or conduct involving moral turpitude.

Upon termination of this Agreement for any reason, Employee shall have the right to continue medical coverage to the extent allowed by applicable law.

2.05. Compliance with Rules. Employee agrees to comply with all lawful rules and policies promulgated by Veritec and made known to Employee, whether such rules and policies are contained in Veritec's Employee Manual or otherwise disseminated in writing hereafter.

2.06. Return of Veritec Property. Upon termination of this Agreement, Employee shall deliver all Veritec property of any nature and kind, including but not limited to: keys, credit cards, vehicles, records, notes, data, diagrams, drawings, memoranda, models, computers, equipment and computer software, that shall be in Employee's possession or under Employee's control.

2.07. Indemnification. Employee shall be indemnified by Veritec for all liability or damages incurred within the scope of her employment as provided by applicable law, and Employer shall obtain and maintain an Officers and Directors insurance policy which covers Employee.

III.

General Terms

3.01. Employer/Employee Relationship Only. Nothing in this Agreement is intended or shall be deemed to constitute the creation of a partnership, agency, joint venture, or any form legal relationship between Veritec and Employee other than that of an employment relationship.

3.02. Notices. Any notice required or permitted to be given under this Agreement shall be given in writing and shall be hand delivered or sent via express carrier, registered or certified mail to Veritec at its principal place of business (attention "President" and "General Counsel") or to Employee at her then current residence address. Notice shall be deemed given upon actual receipt.

3.03. Entire Agreement. This Agreement sets forth the entire understanding between The Parties as to the subject matter hereof and supersedes all prior and contemporaneous agreements, representations and understandings relating to such subject matter.

3.04. Modifications. Course of conduct and oral communications shall not be taken into account in determining if The Parties have modified a term or condition hereof. Amendments to this Agreement shall be invalid unless made in writing duly executed by The Parties hereto.

3.05. Choice of Law / Arbitration. This Agreement is acknowledged to have been made in and shall be construed in accordance with the applicable laws of the state of Minnesota and those of the United States of America, without regard to the conflict of laws provisions of such governing law. If there is any dispute between the parties regarding any provision of this Agreement, any controversy or claim arising out of or relating to this contract, or the breach thereof, shall be settled by arbitration in accordance with the Employment Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any Court having jurisdiction thereof. Such arbitration shall be conducted in the Twin Cities, State of Minnesota, and Veritec shall pay the cost of arbitration unless the arbitration panel determines that the Employee has acted wantonly, recklessly or without due regarding to Veritec's rights.

3.06. Survivability. Should a term or condition set forth herein be deemed to be void as against public policy or otherwise unconscionable, such term or condition shall be stricken from this Agreement and the remainder hereof shall be read to affect the intent of The Parties.

3.07. Waiver. The failure of either Party to enforce any provision of this Agreement shall not be construed as a waiver or limitation of that Party's right to subsequently enforce and compel strict compliance with every provision of this Agreement.

3.08. Headings. Headings to paragraphs and Sections herein have no significance or meaning and are for purposes of convenience of reference only.

3.09. Counterparts. This Agreement may be executed in one or more counterparts (including by means of facsimile), each of which shall be deemed an original but all of which together will constitute one and the same instrument.

3.10. Authorization. The Parties hereby certify one to the other, that they have the legal capacity to execute this Agreement and to become bound by the terms and conditions hereof.

3.11. Successors. This Agreement shall be binding upon any successor (whether direct or indirect and whether by purchase, merger, consolidation or otherwise) to all or substantially all of Veritec's business or assets. This Agreement and all rights of the Employee hereunder shall inure to the benefit of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, heirs, distributes, devisees and legatees.

IN WITNESS WHEREOF, The Parties hereby cause this Agreement to become binding upon them on the Effective Date hereof.

Veritec, Inc.

By: /s/ Jeffrey Hattara

Jeffrey Hattara, President & CEO

/s/Van Thuy Tran

Van Thuy Tran

EXHIBIT A

RESTRICTED STOCK AGREEMENT

EXHIBITB

STOCK OPTION AGREEMENT

Exhibit 10.10

EMPLOYMENT AGREEMENT

This Employment Agreement (this "Agreement") is made as of this 29th day of May, 2009 ("Effective Date"), by and between Veritec, Inc., a Nevada corporation having its principal offices at 2445 Winnetka Ave. N., Golden Valley, Minnesota 55427 (hereinafter, "Veritec"), and John Quentin, an individual (hereinafter, "Employee").

Veritec and Employee are sometimes individually referred to herein as "Party" and sometimes collectively referred to herein as ''The Parties".

WHEREAS, Veritec is engaged in the" business of designing, developing, marketing and licensing its proprietary matrix symbol multi-dimensional bar code data storage technology; and

WHEREAS, The Parties intend by this Agreement to define an employer-employee relationship on the terms and subject to the conditions set forth herein and intend that this Agreement shall establish a basis of their relationship and define their respective rights, duties and obligations.

NOW THEREFORE, in consideration of the mutual promises, covenants, warranties and agreements set forth herein, The Parties agree as follows:

I.

Definitions

As used in this Agreement, each of the following words and terms shall have the following meaning:

"Confidential Information" means any Veritec information that is not generally known to or readily available to other persons or entities by ordinary means. Confidential Information includes information of any nature which would have economic value, including but not be limited to; software, algorithms, compilations, devices, formulas, images, methods, know how, patterns, processes, programs, specifications, source codes, techniques, financial forecasts or results, sales forecasts or results, marketing plans or strategies, strategic plans, new products, new services, information related to existing our prospective customers and suppliers, including customer and supplier lists. Confidential Information also includes any trade secrets as defined in Minnesota's Uniform Trade Secrets Act codified as Minn. Stat. § 325C.01 et seq. "Confidential Information" shall not include any information which (a) Employee can prove that at the time of disclosure was published or otherwise in the public domain or (b) after disclosure becomes part of the public domain through means other than a breach of this Agreement by Employee.

"Inventions" and "Works of Authorship": "Inventions" means all new concepts, ideas and discoveries of novel things and uses associated with, or for use with Veritec Products, as well as, all concepts, ideas and discoveries of improvements to Veritec Products from whatever source derived (whether or not patentable). ''Works of Authorship" means all writings, drawings, images, brochures, presentations, videos and "white papers" whether printed or in electronic formats, software and software source code from Whatever source derived (whether or not copyrightable), including all modifications and derivative works based thereon. These terms shall include all forms of original expression fixed in any tangible medium, created in the past at the request of Veritec, or created hereafter by anyone at the request of Veritec, or created by Employee individually or in concert with others that relate in any manner to the present or prospective business of Veritec if learned, or was conceived by Employee or those employed or retained by Employee during the course and scope at his employment. All such Inventions and Works of Authorship are hereby deemed to be the sole and separate property of Veritec.

NOTICE - Pursuant to Minnesota Statute §181.78, or, to the extent applicable, California Labor Code Section 2870, Employee is hereby notified that this Agreement does not apply to any Invention for which no equipment, supplies, facility, or trade secret information of Veritec was used, and which was developed entirely on Employee's own time, and: (i) which does not relate (a) directly to the business of Veritec, or (b) to Veritec's actual or demonstrably anticipated research or development; or (ii) which does not result from any work performed by Employee for Veritec.

"Veritec" means Veritec, Inc. and its subsidiaries whether existing or hereafter formed and any successors in interest of the same.

"Veritec Customers" mean persons, governmental or commercial entities that purchase Veritec Products. Veritec's customer lists are and always shall be the property of Veritec.

"Veritec Products" mean the matrix symbol multi-dimensional bar code data storage technology, together with the technology and know-how for application thereof to any substrate, the design, use and application of hardware and software for the encoding and decoding thereof for retrieval of data as presently designed, developed, invented, written or owned by Veritec, or hereafter designed, developed, invented, written or owned by or for Veritec.

II.

Duties, Obligations and Rights of The Parties

2.01. Position of Employment ~ Title - Supervision. Veritec hereby offers to employ and Employee hereby accepts employment together with the duties and responsibilities associated with being Veritec's Controller. Employee shall report directly to Jeffrey Hattara and shall have dotted line reporting to Van Tran.

2.02. Best Efforts - Duties of Employee. Employee agrees to perform faithfully, industriously, and to the best of Employee'S ability, experience and talents atl of the duties that may be reasonably requested by Veritec.

2.03. Compensation to Employee. In order to induce Employee to accept the offer of employment subject to the express terms and conditions set forth herein, Veritec hereby promises, covenants, warrants and agrees to pay Employee the following forms and amounts of compensation:

(a)     Base Salary. As a base salary, the sum of One Hundred Fifty Thousand Dollars ($150,000.00) per annum paid on a bi-weekly basis, less applicable federal and state taxes and deductions, to be paid in accordance with Veritec's standard payroll procedures, commencing on Employee's first day of employment with Veritec which is the Effective Date. Employee's base salary shall be reviewed on an annual basis.

(b)     Restricted Stock. As authorized by Veritec's Board of Directors from time-to-time.

(c)     Stock Options. As authorized by Veritec's Board of Directors from time-to-time.

(d)     Medical Insurance. Veritec shall pay its standard portion of the cost of medical insurance for Employee and insurable dependents of Employee through Veritec's Group Medical Plan. On written instruction from Employee, Veritec shall deduct from Employee's accrued but unpaid compensation Employee's portion of the cost of premiums for direct payment to Veritec's Group Medical Plan insurance company. All other issues will be in accordance with the "Veritec Employee Policy." Upon termination of this Agreement, payments under this paragraph shall cease, provided, however, that the Employee shall be entitled to payments for periods or partial periods that occurred prior to the date of termination and for which the Employee has not yet been paid.

(e)     Incentive Compensation Bonus Plan. Employee shall be eligible to participate in any Incentive Compensation Bonus Plan as may be determined from time to time by the Board of Directors or any Committee thereof. Employee shall also be eligible to participate in any other executive level benefit or compensation plan generally applicable to senior executives of Veritec.

(f)      Vacation - Vacation Compensation. Employee shall be entitled to three (3) weeks of paid vacation during the first year of employment and entitled to four (4) weeks of paid vacation during each year of employment, beginning on the first day after completion of one (1) year of service. Commencing on the first day of employment the Employee's vacation shall accrue at the applicable rate during each pay period and shall accrue up to a maximum amount of 200 hours (e.g., 5 weeks).

(g)     Reimbursement of Expenses. During the period of employment the Employee is authorized to incur necessary and reasonable business expenses in furtherance of Employee's duties and in accordance with Veritec's expense reimbursement policies. Veritec shall reimburse Employee for all documented and reasonable costs and expenses incurred in furtherance of Veritec's business.

2.04. Confidential Information Intellectual Property Non-Solicitation Covenant.

(a)     Employee agrees that all Inventions and Works of Authorship developed by Employee in the course and scope of his employment are and shall be exclusively owned by Veritec and Employee hereby assigns to Veritec all right, title and interest, including but not limited to all. intellectual property rights, in and to such Inventions and Works of Authorship. Should Employee be unable or unwilling to execute such documents as may be required in order to enable Veritec to obtain, retain or otherwise protect its ownership rights in and to such Inventions and Works of Authorship, Employee hereby grants Veritec an irrevocable power of attorney to execute all such required documents on Employee's behalf.

(b)     Employee agrees not to remove any Confidential Information or Veritec property from Veritec's premises or otherwise without the prior written approval of an executive officer of Veritec. Employee agrees that upon the request of Veritec, Employee shall immediately return all tangible forms of Confidential Information or Veritec property that may from time to time be entrusted to Employee.

(c)     Employee hereby agrees not to disclose Veritee Confidential Information to any third party without Veritec's prior express written consent. Employee agrees and shall hold in confidence any and all Confidential Information owned by Veritec. Employee agrees not to use Veritec's Confidential Information for any purpose other than the performance of services to be performed for the exclusive benefit of Veritec under the terms and conditions of this. Agreement. A violation by Employee of this paragraph together with the threatened violation of this paragraph, shall be a material breach of this Agreement and will be a basis for Veritec to terminate this Agreement for cause.

(d)     Employee agrees that the confidentiality provisions of this Agreement shall remain in full force and effect and shall survive the expiration or termination hereof.

In recognition that Veritec's Confidential Information and the services of Employee hereunder are special and unique, Employee promises, covenants, warrants and agrees that for one (1) year following the expiration or termination of this Agreement, that Employee shall not directly or indirectly solicit, induce or encourage any employee, independent contractor or consultant of or to Veritec to terminate such person's employment or other relationship with Veritec. A violation or threatened violation by Employee of this paragraph shall be a material breach of this Agreement and will be a basis for Veritec to seek any and all remedies provided by law or at equity. Employee hereby affirms that the provisions of this paragraph shall not deprive Employee of a basis to earn a livelihood following the termination of his employment.

2.05. Emplovment at Will. Employee's employment under this Agreement is on an “at will” basis. Either Party may terminate this Agreement, with our without cause, at any time upon notice to the other.

2.06. Compliance with Rules. Employee agrees to comply with all lawful rules and policies promulgated by Veritec, whether such rules and policies are contained in an employee manual or otherwise disseminated in writing hereafter.

2.07. Return of Veritee Property. Upon termination of this Agreement, Employee shall deliver all Veritec property of any nature and kind, including but not limited to: keys, credit cards, vehicles, records, notes, data, diagrams, drawings, memoranda, models, computers, equipment and computer software, that shall be in Employee's possession or under Employee's control.

III.

General Terms

3.01. Employer/Employee Relationship Only. Nothing in this Agreement is intended or shall be deemed to constitute the creation of a partnership, agency, joint venture, or any form legal relationship between Veritec and Employee other than that of an employment at will relationship.

3.02. Notices. Any notice required or permitted to be given under this Agreement shall be given in writing and shall be hand delivered or sent via express carrier, registered or certified mail to Veritec at its principal place of business (attention "Presidenf') or to Employee at his then current residence address. Notice shall be deemed given upon actual receipt.

3.03. Entire Agreement. This Agreement sets forth the entire understanding between The Parties as to the subject matter hereof and supersedes all prior and contemporaneous agreements, representations and understandings relating to such subject matter. No amendment or modification of this Agreement will be deemed effective unless made in writing signed by Veritec and Employee.

3.04. Place of Agreement / Arbitration / Governing Law. Because (i) Veritec is a Minnesota headquartered company with its principal place of business in Hennepin County, Minnesota, (ii) Veritec's significant contracts are governed by Minnesota law, (iii) the majority of its operations take place in Minnesota, and (iv) it is mutually agreed that it is in the best interests of Veritec and all of its employees and customers that a uniform and consistently interpreted body of Jaw be applied to the their respective relationships with Veritec, this Agreement is deemed entered into in the State of Minnesota between Employee and Veritec. The substantive laws of Minnesota and the exclusive jurisdiction of the courts of Minnesota shall be applicable hereto. If there is any dispute between the parties regarding any provision of this Agreement, any controversy or claim arising out of or relating to this contract, or the breach thereof, shall be settled by arbitration in accordance with the Employment Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Such arbitration shall be conducted in Minneapolis, Minnesota. The validity, enforceability, construction, and interpretation of this Agreement will be governed by the laws of the State of Minnesota, without regard to any conflict-of-law or choice-of-law rules.

3.05. Blue Pencil Doctrine. If any provision of this Agreement or portion hereof is determined by a court of competent jurisdiction to be wholly or partially unenforceable for any reason, such provision or portion will be considered separate from the remainder of this Agreement, which will remain in full force and effect. In the event that any provision of this Agreement is unenforceable because it is overly broad or vague as written, such provision will be deemed amended to narrow or clarify its application to the extent necessary to make the provision enforceable to the fullest extent allowable.

3.06. Survivability. Should a term or condition set forth herein be deemed to be void as against public policy or otherwise unconscionable, such term or condition shall be stricken from this Agreement and the remainder hereof shall be read to affect the intent of The Parties.

3.07. Waiver. The failure of either Party to enforce any provision of this Agreement shall not be construed as a waiver or limitation of that Party's right to subsequently enforce and compel strict compliance with every provision of this Agreement.

3.08. Headings. Headings to paragraphs and Sections herein have no significance or meaning and are for purposes of convenience of reference only.

3.09. Counterparts. This Agreement may be executed in one or more counterparts (including by means of facsimile), each of which shall be deemed an original but all of which together will constitute one and the same instrument.

3.10. Authorization. The Parties hereby certify one to the other, that they have the legal capacity to execute this Agreement and to become bound by the terms and conditions hereof.

3.11. Successors. This Agreement shall be binding upon any successor (whether direct or indirect and whether by purchase, merger, consolidation or otherwise) to all or substantially all of Veritec's business or assets. This Agreement and all rights of the Employee hereunder shall inure to the benefit of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, heirs, distributes, devisees and legatees.

3.12. Survival of Obligations. To the extent that any provisions of this Agreement apply to the time period after, or require performance or enforcement after, termination of Employee's employment, all such provisions survive the termination of Employee's employment with Veritec for any reason and remain in full force and effect.

3.13. Voluntary Agreement. Employee acknowledges that Employee has entered into this Agreement voluntarily, without coercion or duress, after first having had the opportunity to consult with an advisor of Employee's choice.

IN WITNESS WHEREOF, The Parties hereby cause this Agreement to become binding upon them on the Effective Date hereof.

Veritec, Inc.

By: /s/ Van Thuy Tran

Van Thuy Tran, Executive Chair

Employee: /s/ John Quentin

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Van Thuy Tran, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Veritec, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

                                                                  Dated: October 13, 2011.

                                                                            /s/ Van Thuy Tran

Van Thuy Tran

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Quentin, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Veritec, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

                                                                  Dated: October 13, 2011.

                                                                             /s/John Quentin

John Quentin

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Veritec, Inc. (the “Company”) on Form 10-K for the period ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Van Thuy Tran, Chief Executive Officer and Executive Chairman of the Board, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

•         The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

•         The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Van Thuy Tran
Van Thuy Tran

Chief Executive Officer

(Principal Executive Officer)

Date: October 13, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Veritec, Inc. (the “Company”) on Form 10-K for the period ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Quentin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

•         The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

•         The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John Quentin
John Quentin

Chief Financial Officer

(Principal Financial officer)
Date: October 13, 2011