Form 10-Q
period 2011-09-30
VERITEC INC
filed 2011-11-14
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended SEPTEMBER 30, 2011

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

As of September 30, 2011, there were 15,920,088 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED September 30, 2011

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
ASSETS	(Unaudited)

Current Assets:
Cash	$81,837	$14,996
Accounts receivable, net of allowance of $8,650	72,217	29,135
Inventories	5,577	6,132
Prepaid expenses	16,656	23,281
Employee advances	2,637	2,837
Total Current Assets	178,924	76,381

Property and Equipment, net of accumulated depreciation of $222,872 and $218,916, respectively	12,511	16,468
Total Assets	$191,435	$92,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable	$155,489	$152,767
Notes payable, related party	2,144,893	2,087,894
Accounts payable	827,008	787,799
Deferred revenue	219,690	71,542
Payroll tax liabilities	390,052	340,628
Accrued expenses	149,842	219,028
Total Current Liabilities	3,886,974	3,659,658

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding	159,201	159,201
Additional paid-in capital	14,283,079	14,283,077
Accumulated deficit	(18,138,819)	(18,010,087)
Total Stockholders’ Deficit	(3,695,539)	(3,566,809)

Total Liabilities and Stockholders’ Deficit	$191,435	$92,849

  See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2011	2010

License and other revenue	$204,716	$300,431
Cost of Sales	55,257	100,758
Gross Profit	149,459	199,673

Operating Expenses:
Selling, general and administrative	200,688	318,624
Research and development	37,109	87,797
Total Operating Expenses	237,797	406,421

Loss from Operations	(88,338)	(206,748)

Interest expense, including $37,499 and $35,357, respectively, to related parties	(40,394)	(41,698)

Net Loss	$(128,732)	$(248,446)

Loss Per Common Share,
Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2011

(Unaudited)

`					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2011	1,000	$ 1,000	15,920,088	$159,201	$14,283,077	$(18,010,087)	$(3,566,809)
Stock Based Compensation	-	-	-	-	2	-	2
Net Loss for the Period	-	-	-	-	-	(128,732)	(128,732)
Balance, September 30, 2011	1,000	$ 1,000	15,920,088	$159,201	$14,283,079	$(18,138,819)	$(3,695,539)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,732)	$(248,446)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,956	7,153
Amortization of discount on notes payable	--	6,439
Fair value of stock options issued to employees	2	532

Changes in operating assets and liabilities:
Accounts receivable	(43,082)	54,469
Inventories	555	(1,474)
Employee advances	200	700
Prepaid expenses	6,625	6,625
Deferred revenue	148,148	8,951
Payroll tax liabilities	49,424	66,528
Accounts payables and accrued expenses	(29,976)	27,808
Interest accrued on notes payable	40,221	38,079

Net cash provided (used) by operating activities	47,341	(32,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	--	(60,000)
Net cash used by investing activities	--	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	19,500	100,000
Net cash provided by financing activities	19,500	100,000

NET INCREASE IN CASH	66,841	7,364
CASH AT BEGINNING OF PERIOD	14,996	31,915
CASH AT END OF PERIOD	$81,837	$39,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$173	$231

See notes to condensed consolidated financial statements

 VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2011 and 2010 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The Condensed Consolidated Balance Sheet as of June 30, 2011 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2011.

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

C. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended September 30, 2011, the Company had a net loss of $128,732. At September 30, 2011, the Company had a working capital deficit of $3,708,050 and a stockholders’ deficiency of $3,695,539. The Company is delinquent or in default of $2,179,957 of its notes payable and is delinquent in payment of certain amounts due of $390,052 for payroll taxes and accrued interest and penalties as of September 30, 2011. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2012 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2011 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

For the three months ended September 30, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

There were 6,789,717 and 6,253,328 potentially dilutive securities as of September 30, 2011 and 2010, respectively.

Concentrations

During the three months ended September 30, 2011 and 2010, the Company had three customers that accounted for approximately 10%, 29%, and 34% of sales in 2011, and three customers that accounted for approximately 11%, 27% and 36% of sales in 2010, respectively.   No other customers accounted for more than 10% of sales in either period. As of September 30, 2011 and June 30, 2011, the Company had approximately $58,550 (72%) and $6,050 (16%), $10,963 (27%), $10,025 (27%), and $5,300 (14%), respectively, of accounts receivable from its major customers.

For the three months ended September 30, 2011 and 2010, foreign revenues accounted for 64% (53% Korea, 10% Taiwan and 1% others) and 92% (81% Korea, 9% Taiwan and 3% others) of the Company’s total revenues respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

E. NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2011	June 30, 2011
	(Unaudited)

Convertible notes payable (includes $118,915 and $116,899, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was fully amortized over the term of the notes payable. There was no unamortized discount as of September 30, 2011 and June 30, 2011, respectively. The notes are now in default	$ 662,719	$ 651,629

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due July to November 2010. The notes are now in default	801,042	766,914

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default	230,860	226,828

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now is default	448,762	441,014

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand	120,425	118,408

Note payable, unsecured, interest at 10%, due January 2010 and is now in default	23,666	23,162

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 per share subject to board of directors’ approval, interest at 8%, due January 2011 and is now in default	11,385	11,183

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009 and is now in default	1,523	1,523

Total	$ 2,300,382	$ 2,240,661

For the purposes of Balance Sheet presentation notes payable have been grouped as follows:

	September 30,	June 30,
	2011	2011
Notes payable	$ 155,489	$ 152,767
Notes payable, related party	2,144,893	2,087,894
	$ 2,300,382	$ 2,240,661

F. STOCK-BASED COMPENSATION

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of September 30, 2011 is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2011	824,249	$0.47
Expired	(40,000)	$0.25
Outstanding at September 30, 2011	784,249	$0.48
Exercisable at September 30, 2011	784,249	$0.48

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2011 is 2.6 years. The aggregate intrinsic value of stock options outstanding as of September 30, 2011 was $29,800.

The weighted-average fair value of options granted for the three months ended September 30, 2011 and 2010 was $0.00 and $0.14, respectively.

Stock-based compensation expense was $2 and $532 during the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was no unrecognized compensation costs related to stock options.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 fully invested warrants to acquire its common stock at an exercise price of $2 per share. The warrants expire in 2014. The warrants have no intrinsic value at September 30, 2011.

G. LEGAL PROCEEDINGS

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006. The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora. Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship. The Company is seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act. As of September 30, 2011 the case has been in discovery and Aurora has not countersued. In addition to the preceding lawsuit, the Company is subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed.

H. JOINT VENTURE AGREEMENTS

During the quarter ended September 30, 2011, the Company signed a 5-year joint venture agreement with Antero Payment Solutions for the use of each others’ technologies among other things and to promote and market each others’ prepaid debit card programs. Under the terms of the agreement the Company received $25,000 as an up front license fee, which the Company has reflected as deferred revenue to be amortized over the term of the agreement. The agreement has a 5-year automatic renewal clause unless terminated by a written consent of both parties.

The Company also signed a 5-year strategic agreement with National Identity Solutions (NIS) for the promotion and marketing of the Company’s prepaid debit card program and NIS’ identity theft solutions. The agreement requires NIS to pay an up front license fee of $250,000 of which $125,000 was paid as of September 30, 2011 and has been reflected as deferred revenue to be amortized over the term of the agreement. The agreement automatically renews annually unless terminated by either party.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – September 30, 2011 compared to September 30, 2010

We had a net loss of $128,732 for the three months ended September 30, 2011, compared to a net loss of $248,446 for the three months ended September 30, 2010.

Revenue

License and other revenues are derived from our product identification systems sold principally to customers in the LCD monitor industry. For the three months ended September 30, 2011, license and other revenue was $204,716 compared to $300,431 for the three months ended September 30, 2010, a decrease of $95,715. The license and other revenue decreases are attributable to the decrease in demand for licenses during the quarter. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2011 totaled $55,257 and for the three months ended September 30, 2010, cost of sales were $100,758, a decrease of $45,501. The decrease in cost of sales for the three months ended September 30, 2011, was the result of a reduction in the cost of maintaining the Company’s data processing center for its mobile banking operations, which made up 78% of the total cost of sales in the current period compared to 77% in the quarter ended September 30, 2010.

Operating Expenses

Sales and marketing expense for the three months ended September 30, 2011 were $40,140 compared to $41,842 for the three months ended September 30, 2010, a decrease of $1,702. For the three months ended September 30, 2011, the Company had one direct sales staff person. The Company, for the three months ended September 30, 2011, paid out commissions of $314 compared to $706 for the three month period ended September 30, 2010.

General and administrative expenses for the three months ended September 30, 2011 were $160,548 compared to $276,782 for the three months ended September 30, 2010, a decrease of $116,234 over the three months ended September 30, 2010. The decrease was mainly the result of decreases in some of the expenditures for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Legal fees decreased by $2,675 due to the waning down of the Aurora case discussed under legal proceedings. The Company also saw decreases of $7,000 in professional fees, $21,396 in penalty and interest, $25,042 in payroll and related costs, $5,009 in travel costs, and $3,099 in bank charges. These decreases were offset by increases in temporary/contract help of $3,161 and directors fees of $3,000 over the three months ended September 30, 2010.

Research and development expense for the three months ended September 30, 2011 totaled $37,109 versus $87,797 for the three months ended September 30, 2010. The decrease of $50,688 was principally the result of reduction in payroll and related costs that decreased by $53,149.

Other Income (Expense)

Interest expense for the three months ended September 30, 2011, was $40,394 compared to $41,698 in the same period ended September 30, 2010. The decrease was due to amortization of discount on notes payable expense in the period ended September 30, 2010 compared to none in the current period ended September 30, 2011.

Liquidity

Our increase in cash and cash equivalent to $81,837 at September 30, 2011 compared to $14,996 at June 30, 2011 was the result of $47,341 provided by operating activities and $19,500 provided by financing activities.  Net cash provided by operations during 2011 was $47,341 compared with $32,636 used in operations during the same period in 2010.  Cash provided by operations during 2011 was primarily due to the increase in deferred revenue offset by the net loss in the period, increases in accounts receivable and decreases in accrued expenses.

 There was no net cash used in or provided by investing activities during 2011 compared with $60,000 net cash used in investing activities during 2010 which was primarily the result of payment on note receivable.  Net cash provided by financing activities of $19,500 during 2011 was due to proceeds from notes payable of $19,500. During the same period in 2010, the net cash provided by financing activities of $100,000 was from net proceeds from notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended September 30, 2011, the Company had a net loss of $128,732. At September 30, 2011, the Company had a working capital deficit of $3,708,050 and a stockholders’ deficiency of $3,695,539. The Company is delinquent or in default of $2,179,957 of its notes payable and is delinquent in payment of certain amounts due of $390,052 for payroll taxes and accrued interest and penalties as of September 30, 2011. The Company’s operations are currently being supported by borrowings from affiliated parties, and its cash and forecasted cash flow from operations will not be sufficient to continue operations without continued external investment. The Company believes it will require additional funds in the near future to continue its operations and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing further dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2011, our disclosure controls and procedures were not effective at the reaonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2011.

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2011, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

PART II

ITEM 1 LEGAL PROCEEDINGS

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006. The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora. Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship. The Company is seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act. As of September 30, 2011 the case has been in discovery and Aurora has not countersued. In addition to the preceding lawsuit, the Company is subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1.

ITEM 1A RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $2,179,957 representing principal and accrued interest as of the date of filing this report.

ITEM 4 (REMOVED AND RESERVED)

ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $390,052 for payroll taxes and accrued interest and penalties as of September 30, 2011.

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
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and June 30, 2011; (ii) Consolidated Statement of Operations for the three months ended September 30, 2011 and 2010; (iii) Consolidated Statement of Stockholders’ Deficit as at September 30, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010; (v) Notes to the Consolidated Financial Statements.

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

VERITEC, INC.

By /s/ Van Tran                                                                                                                                       November 9, 2011

Van Tran

Chief Executive Officer

(Principal Executive Officer)

By /s/ John Quentin                                                                                                                                November 9, 2011

John Quentin

Chief Financial Officer (Principal Financial Officer)

