Form 10-Q/A
period 2011-09-30
VERITEC INC
filed 2011-11-30
CIK 773318

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

FORM 10-Q/A

FOR THE FISCAL QUARTER ENDED September 30, 2011

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

See notes to condensed consolidated financial statements

 VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2011 and 2010 (Unaudited)

A. NATURE OF BUSINESS

References to the “Company” in this Form 10-Q/A refer to Veritec, Inc. (“Veritec”) and its wholly owned subsidiaries VCode Holdings, Inc. (“VCode”) and Veritec Financial Systems, Inc. (“VTFS”).

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

B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q/A. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required for complete financial statements.

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

