Form 10-Q
period 2011-12-31
VERITEC INC
filed 2012-02-21
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended DECEMBER 31, 2011

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

As of December 31, 2011, there were 15,920,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED December 31, 2011

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
ASSETS	(Unaudited)

Current Assets:
Cash	$ 79,080	$ 14,996
Accounts receivable, net of allowance of $8,650	23,438	29,135
Inventories	1,562	6,132
Prepaid expenses	10,031	23,281
Employee advances	1,937	2,837
Total Current Assets	116,048	76,381

Property and Equipment, net of accumulated depreciation of $226,828 and $218,916, respectively	8,556	16,468
Total Assets	$ 124,604	$ 92,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable	$ 158,211	$ 152,767
Notes payable, related party	2,182,549	2,087,894
Accounts payable	782,216	787,799
Deferred revenue	357,003	71,542
Payroll tax liabilities	433,545	340,628
Accrued expenses	143,567	219,028
Total Current Liabilities	4,057,091	3,659,658

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding	159,201	159,201
Additional paid-in capital	14,283,079	14,283,077
Accumulated deficit	(18,375,767)	(18,010,087)
Total Stockholders’ Deficit	(3,932,487)	(3,566,809)

Total Liabilities and Stockholders’ Deficit	$ 124,604	$ 92,849

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended December 31,
	2011	2010

License and other revenue	$ 63,342	$ 165,637
Cost of Sales	58,860	75,996
Gross Profit	4,482	89,641

Operating Expenses:
Selling, general and administrative	131,201	289,812
Research and development	69,680	57,027
Total Operating Expenses	200,881	346,839

Loss from Operations	(196,399)	(257,198)

Other Income(Expense):
Interest income	3	--
Interest expense, including $37,656 and $36,587, respectively, to related parties	(40,551)	(39,867)
Total Other Income(Expense)	(40,548)	(39,867)

Net Loss	$ (236,947)	$ (297,065)

Loss Per Common Share,
Basic and Diluted	$ (0.01)	$ (0.02)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

5

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months ended December 31,
	2011	2010

License and other revenue	$ 268,058	$ 466,068
Cost of Sales	114,117	75,996
Gross Profit	153,941	289,314

Operating Expenses:
Selling, general and administrative	331,889	608,436
Research and development	106,790	144,824
Total Operating Expenses	438,679	753,260

Loss from Operations	(284,738)	(463,946)

Other Income(Expense):
Interest income	3	--
Interest expense, including $75,155 and $71,944, respectively, to related parties	(80,945)	(81,565)
Total Other Income(Expense)	(80,942)	(81,565)

Net Loss	$ (365,680)	$ (545,511)

Loss Per Common Share,
Basic and Diluted	$ (0.02)	$ (0.03)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended December 31, 2011

(Unaudited)

`					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2011	1,000	$1,000	15,920,088	$159,201	$14,283,077	$(18,010,087)	$(3,566,809)
Stock Based Compensation	-	-	-	-	2	-	2
Net Loss for the Period	-	-	-	-	-	(365,680)	(365,680)
Balance, December 31, 2011	1,000	$1,000	15,920,088	$159,201	$14,283,079	$(18,375,767)	$(3,932,487)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(365,680)	$(545,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,912	14,306
Amortization of discount on notes payable	--	7,312
Fair value of stock options issued to employees	2	870
Allowance on note receivable	--	60,000

Changes in operating assets and liabilities:
Accounts receivable	5,697	49,600
Inventories	4,570	(1,369)
Employee advances	900	1,400
Prepaid expenses	13,250	19,750
Deferred revenue	285,458	--
Payroll tax liabilities	92,917	--
Accounts payables and accrued expenses	(81,042)	221,717
Interest accrued on notes payable	80,600	77,388

Net cash provided (used) by operating activities	44,584	(94,537)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	--	(60,000)
Net cash used by investing activities	--	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	19,500	124,200
Net cash provided by financing activities	19,500	124,200

NET INCREASE IN CASH	64,084	(30,337)
CASH AT BEGINNING OF PERIOD	14,996	31,915
CASH AT END OF PERIOD	$79,080	$ 1,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 346	$ 420

See notes to condensed consolidated financial statements

VERITEC, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2011 and 2010 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The Condensed Consolidated Balance Sheet as of June 30, 2011 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2011.

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

C. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended December 31, 2011, the Company had a net loss of $365,680. At December 31, 2011, the Company had a working capital deficit of $3,941,043 and a stockholders’ deficiency of $3,932,487. The Company is delinquent or in default of $2,218,319 of its notes payable and is delinquent in payment of certain amounts due of $433,545 for payroll taxes and accrued interest and penalties as of December 31, 2011. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2012 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2012 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

For the three and six months ended December 31, 2011 and 2010 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

There were 6,890,714 and 6,434,671 potentially dilutive securities as of December 31, 2011 and 2010, respectively.

Concentrations

During the three months ended December 31, 2011 and 2010, the Company had three customers that accounted for approximately 10%, 15%, and 64% of sales in 2011, and three customers that accounted for approximately 15%, 27% and 29% of sales in 2010, respectively. During the six months ended December 31, 2011 and 2010, the Company had two customers that accounted for approximately 22% and 41% of sales in 2011, and four customers of which two accounted for approximately 17% each with the remaining two accounting for approximately 14% and 25% of sales in 2010, respectively. No other customers accounted for more than 10% of sales in either period. As of December 31, 2011 and June 30, 2011, the Company had approximately $20,400 (64%) and $6,050 (19%) and $6,050 (16%), $10,963 (29%), $10,025 (27%), and $5,300 (14%), respectively, of accounts receivable from its major customers.

For the three months ended December 31, 2011 and 2010, foreign revenues accounted for 77% (65% Korea, 2% Taiwan and 10% Germany) and 99% (58% Korea and 41% Taiwan) of the Company’s total revenues respectively. For the six months ended December 31, 2011 and 2010, foreign revenues accounted for 67% (56% Korea, 7% Taiwan, 3% Germany and 1% others) and 97% (73% Korea, 20% Taiwan, 3% Germany and 1% others) of the Company’s revenues respectively.

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

E. NOTES PAYABLE

Notes payable consist of the following:	December 31,2011 (UNAUDITED)	June 30, 2011

Convertible notes payable (includes $120,932 and $116,899, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was fully amortized over the term of the notes payable. There was no unamortized discount as of December 31, 2011 and June 30, 2011, respectively. The notes are now in default.	$ 673,809	$ 651,629

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due July to November 2010. The notes are now in default.	815,827	766,914

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	234,893	226,828

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now is default.	456,510	441,014

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	122,441	118,408

Note payable, unsecured, interest at 10%, due January 2010 and is now in default.	24,170	23,162

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 per share subject to board of directors’ approval, interest at 8%, due January 2011 and is now in default.	11,587	11,183

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009 and is now in default.	1,523	1,523

Total	$ 2,340,760	$2,240,661

For the purposes of Balance Sheet presentation notes payable have been grouped as follows:

	December 31,	June 30,
	2011	2011
Notes payable	$ 158,211	$ 152,767
Notes payable, related party	2,182,549	2,087,894
	$ 2,340,760	$ 2,240,661

F. STOCK-BASED COMPENSATION

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of December 31, 2011 is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2011	824,249	$0.47
Expired	(40,000)	$0.25
Outstanding at December 31, 2011	784,249	$0.48
Exercisable at December 31, 2011	784,249	$0.48

The weighted-average remaining contractual life of stock options outstanding and exercisable at December 31, 2011 is 2.3 years. The aggregate intrinsic value of stock options outstanding as of December 31, 2011 was $1,800.

The weighted-average fair value of options granted for the six months ended December 31, 2011 and 2010 was $0.00 and $0.14, respectively.

Stock-based compensation expense was $0 and $338 during the three months ended December 31, 2011 and 2010, respectively. Stock based compensation expense was $2 and $870 during the six months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was no unrecognized compensation costs related to stock options.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 fully invested warrants to acquire its common stock at an exercise price of $2 per share. The warrants expire in 2014. The warrants have no intrinsic value at December 31, 2011.

G. LEGAL PROCEEDINGS

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006. The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora. Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship. The Company is seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act. As of December 31, 2011 the case has been in discovery and Aurora has not countersued. In addition to the preceding lawsuit, the Company is subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed.

H. AGREEMENTS

During the quarter ended September 30, 2011, the Company signed a 5-year agreement with Antero Payment Solutions for the use of each others’ technologies among other things and to promote and market each others’ prepaid debit card programs. Under the terms of the agreement the Company received $25,000 as an up front license fee, which the Company has reflected as deferred revenue to be amortized over the term of the agreement. The agreement has a 5-year automatic renewal clause unless terminated by a written consent of both parties. During the six months ended December 31, 2011, the Company recognized revenue of $1,583 relating to this agreement. As of December 31, 2011, the balance remaining to be recognized was $23,417.

The Company also signed a 5-year strategic agreement with National Identity Solutions (NIS) for the promotion and marketing of the Company’s prepaid debit card program and NIS’ identity theft solutions. The agreement requires NIS to pay an up front license fee of $250,000 of which $125,000 was paid as of September 30, 2011 with the remaining balance of $125,000 paid as of December 31, 2011. Both payments have been reflected as deferred revenue to be amortized over the term of the agreement. The agreement automatically renews annually unless terminated by either party. During the six months ended December 31, 2011, the Company recognized revenue of $9,653 relating to this agreement. As of December 31, 2011, the balance remaining to be recognized was $240,347.

I. Subsequent Events

Subsequent to the quarter ended December 31, 2011, the Company received $200,000 from National Identify Solutions for an order for the supply of 50,000 of its Visa branded debit cards. On January 16, 2012, the Company entered into a Demand Promissory Note with 3 unrelated parties for $500,000 with interest at 5% per annum due on January 16, 2013. As of February 9, 2012, $250,000 of this note was funded by the above parties. As a guarantee of the note, the lenders reserve the right to exercise their option of purchasing 1,600,000 shares of common stock at a price of $0.40 per share anytime within the one year period of the loan. The 1,600,000 shares of common stock are to be provided by existing shareholders.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – December 31, 2011 compared to December 31, 2010

We had a net loss of $236,947 for the three months ended December 31, 2011, compared to a net loss of $297,065 for the three months ended December 31, 2010. For the six months ended December 31, 2011, we had a net loss of $365,680 compared to a net loss of $545,511 for the six months ended December 31, 2010.

Revenue

License and other revenues are derived from our product identification systems sold principally to customers in the LCD monitor industry. For the three months ended December 31, 2011, license and other revenue was $63,342 compared to $165,637 for the three months ended December 31, 2010, a decrease of $102,295. The license and other revenue decreases are attributable to the decrease in demand for licenses during the quarter. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment. For the six months ended December 31, 2011 and 2010, license and other revenues was $268,058 and $466,068, respectively. The decrease was due to the decrease in demand for licenses.

Cost of Goods Sold

Cost of sales for the three months ended December 31, 2011 totaled $58,860 and for the three months ended December 31, 2010, cost of sales were $75,996, a net decrease of $17,136. The decrease in cost of sales for the three months ended December 31, 2011, was the result of a reduction in the cost of maintaining the Company’s data processing center for its mobile banking operations, which made up 92% of the total cost of sales in the current period compared to 89% in the quarter ended December 31, 2010. This decrease was offset by increases in network costs which went up by $7,664. For the six months ended December 31, 2011, the cost of sales totaled $114,117 compared to the six months ended December 31, 2010 of $176,754. The net decrease of $62,637 was mainly due to a reduction in cost of maintaining the Company’s data processing center for its mobile banking operations. This decrease was offset by increases in network costs that increased by $4,608.

Operating Expenses

Sales and marketing expense for the three months ended December 31, 2011 were $35,632 compared to $34,415 for the three months ended December 31, 2010, an increase of $1,217. For the three months ended December 31, 2011, the Company had one direct sales staff person. The Company, for the three months ended December 31, 2011, paid out commissions of $355 compared to $166 for the three month period ended December 31, 2010. Sales and marketing expense for the six months ended December 31, 2011 was $75,773 compared to $75,757 for the six months ended December 31, 2010, a difference of $16. For the six months ended December 31, 2011 the Company had one direct sales staff.

General and administrative expenses for the three months ended December 31, 2011 were $95,569 compared to $255,397 for the three months ended December 31, 2010, a decrease of $159,828 over the three months ended December 31, 2010. The decrease was mainly the result of decreases in some of the expenditures for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. Legal fees decreased by $98,739 due to the waning down of the Aurora case discussed under legal proceedings. The Company also saw decreases of $60,000 in bad debts expense, $10,374 in payroll and related costs and $3,403 in penalty and interest expense. These decreases were offset by increases in temporary/contract help of $5,802 and rent expense of $5,882 over the three months ended December 31, 2010. For the six months ended December 31, 2011, general and administrative expenses were $256,116 versus $532,679 for the six months ended December 31, 2010, a decrease of $276,563. The reduction was mainly the result of decreases in most of the expenditure for the six months ended December 31, 2011. Payroll expense decreased by $31,714 due to a reduction in staff levels. The Company also saw decreases in legal fees of $101,414, $6,000 in professional fees, $6,394 in depreciation expense, $41,132 in patent renewal expense, $60,000 in bad debts expense and $24,799 in payroll penalty and interest expense. These decreases were offset by increases in contract/temporary help expense of $8,963 and rent expense of $6,079.

Research and development expense for the three months ended December 31, 2011 totaled $69,680 versus $57,027 for the three months ended December 31, 2010. The increase of $12,653 was principally the result of increases in contract/temporary expense that increased by $36,323 but was offset by decrease of $23,670 in payroll costs. For the six months ended December 31, 2011, research and development costs was $106,790 compared to $144,824 for the six months ended December 31, 2010, a difference of $38,034. For the six month ended December 31, 2011, the engineering payroll costs decreased by $76,819 due to a reduction in staff levels but consulting expense increased by $38,785 as the Company used more consulting services.

Other Income (Expense)

Interest income for the three months ended December 31, 2011 and 2010 was $3 and $0, respectively. Interest expense for the three months ended December 31, 2011, was $40,551 compared to $39,867 in the same period ended December 31, 2010. The increase was the result of issuance of notes payable. For the six months ended December 31, 2011 and 2010 interest income was $3 and $0, respectively. For the six months ended December 31, 2011 and 2010, interest expense was $80,945 and $81,565, respectively. The decrease was due to amortization of discount on notes payable expense in the period ended December 31, 2010 compared to none in the current period ended December 31, 2011.

Liquidity

Our increase in cash and cash equivalent to $79,080 at December 31, 2011 compared to $14,996 at June 30, 2011 was the result of $44,584 provided by operating activities and $19,500 provided by financing activities. Net cash provided by operations during 2011 was $44,584 compared with $94,537 used in operations during the same period in 2010. Cash provided by operations during 2011 was primarily due to the increase in deferred revenue offset by the net loss in the period, decreases in accounts receivable and decreases in accrued expenses. There was no net cash used in or provided by investing activities during 2011 compared with $60,000 net cash used in investing activities during 2010 which was primarily the result of payment on note receivable. Net cash provided by financing activities of $19,500 during 2011 was due to proceeds from notes payable of $19,500. During the same period in 2010, the net cash provided by financing activities of $124,200 was from net proceeds from notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended December 31, 2011, the Company had a net loss of $365,680. At December 31, 2011, the Company had a working capital deficit of $3,941,043 and a stockholders’ deficiency of $3,932,487. The Company is delinquent or in default of $2,218,319 of its notes payable and is delinquent in payment of certain amounts due of $433,545 for payroll taxes and accrued interest and penalties as of December 31, 2011. The Company’s operations are currently being supported by borrowings from affiliated parties, and its cash and forecasted cash flow from operations will not be sufficient to continue operations without continued external investment. The Company believes it will require additional funds in the near future to continue its operations and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing further dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

Subsequent Events

Subsequent to the quarter ended December 31, 2011, the Company received $200,000 from National Identify Solutions for an order for the supply of 50,000 of its Visa branded debit cards. On January 16, 2012, the Company entered into a Demand Promissory Note with 3 unrelated parties for $500,000 with interest at 5% per annum due on January 16, 2013. As of February 9, 2012, $250,000 of this note was funded by the above parties. As a guarantee of the note, the lenders reserve the right to exercise their option of purchasing 1,600,000 shares of common stock at a price of $0.40 per share anytime within the one year period of the loan. The 1,600,000 shares of common stock are to be provided by existing shareholders.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2011.

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

PART II

ITEM 1 LEGAL PROCEEDINGS

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006. The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora. Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship. The Company is seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act. As of December 31, 2011 the case has been in discovery and Aurora has not countersued. In addition to the preceding lawsuit, the Company is subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1.

ITEM 1A RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $2,218,319 representing principal and accrued interest as of the date of filing this report.

ITEM 4 (REMOVED AND RESERVED)

ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $433,545 for payroll taxes and accrued interest and penalties as of December 31, 2011.

On January 16, 2012, the Company entered into a Demand Promissory Note with 3 unrelated parties for $500,000 with interest at 5% per annum due on January 16, 2013. As of February 9, 2012, $250,000 of this note was funded by the above parties. As a guarantee of the note, the lenders reserve the right to exercise their option of purchasing 1,600,000 shares of common stock at a price of $0.40 per share anytime within the one year period of the loan from the guarantors. The guarantors are existing shareholders.

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
101.1+

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and June 30, 2011; (ii) Consolidated Statement of Operations for the three and six months ended December 31, 2011 and 2010; (iii) Consolidated Statement of Stockholders’ Deficit as at December 31, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010; (v) Notes to the Consolidated Financial Statements.

**In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

+ Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

February 14, 2012

By /s/ Van Tran

Van Tran

Chief Executive Officer

(Principal Executive Officer)

February 14, 2012

By /s/ John Quentin

John Quentin

Chief Financial Officer (Principal Financial Officer)