Form 10-Q
period 2012-03-31
VERITEC INC
filed 2012-05-22
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended MARCH 31, 2012

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

Yes [ ] No [ X ]

As of March 31, 2012, there were 15,920,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED March 31, 2012

TABLE OF CONTENTS

PART II OTHER INFORMATION		18
ITEM 1	LEGAL PROCEEDINGS	18
ITEM 1A	RISK FACTORS	18
ITEM 2	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4	MINE SAFETY DISCLOSURES	18
ITEM 5	OTHER INFORMATION	18
ITEM 6	EXHIBITS	18
SIGNATURES		19

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2012	2011
ASSETS	(Unaudited)

Current Assets:
Cash	$57,224	$14,996
Restricted cash	500,000	—
Accounts receivable, net of allowance of $8,400	21,645	29,135
Note receivable	10,168	—
Inventories	5,163	6,132
Prepaid expenses	4,350	23,281
Employee advances	1,337	2,837
Total Current Assets	599,887	76,381

Property and Equipment, net of accumulated depreciation of $218,916 and $230,784, respectively	4,600	16,468
Total Assets	$604,487	$92,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable, net of discount of $102,224 and $0, respectively	$521,064	$152,767
Notes payable, related party	2,229,873	2,087,894
Accounts payable	811,684	787,799
Deferred revenue	456,205	71,542
Payroll tax liabilities	474,781	340,628
Accrued expenses	134,325	219,028
Total Current Liabilities	4,627,932	3,659,658

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding	159,201	159,201
Additional paid-in capital	14,413,010	14,283,077
Accumulated deficit	(18,596,656)	(18,010,087)
Total Stockholders’ Deficit	(4,023,445)	(3,566,809)

Total Liabilities and Stockholders’ Deficit	$604,487	$92,849

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2012	2011

License and other revenue	$184,358	$212,851
Cost of Sales	74,298	83,714
Gross Profit	110,060	129,137

Operating Expenses:
Selling, general and administrative	203,431	274,596
Research and development	55,896	38,896
Total Operating Expenses	259,327	313,492

Loss from Operations	(149,267)	(184,355)

Other Income(Expense):
Interest income	106	—
Interest expense, including $37,324 and $36,192, respectively, to related parties	(71,728)	(39,041)
Total Other Income(Expense)	(71,622)	(39,041)

Net Loss	$(220,889)	$(223,396)

Loss Per Common Share,
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended March 31,
	2012	2011

License and other revenue	$452,416	$678,919
Cost of Sales	188,415	260,468
Gross Profit	264,001	418,451

Operating Expenses:
Selling, general and administrative	535,320	883,033
Research and development	162,686	183,720
Total Operating Expenses	698,006	1,066,753

Loss from Operations	(434,005)	(648,302)

Other Income(Expense):
Interest income	110	—
Interest expense, including $112,480 and $108,135, respectively, to related parties	(152,674)	(120,606)
Total Other Income(Expense)	(152,564)	(120,606)

Net Loss	$(586,569)	$(768,908)

Loss Per Common Share,
Basic and Diluted	$(0.04)	$(0.05)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

                     See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended March 31, 2012

(Unaudited)

`					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2011	1,000	$ 1,000	15,920,088	$159,201	$14,283,077	$(18,010,087)	$(3,566,809)
Fair Value of Shareholder Guarantee of Notes Payable	-	-	-	-	129,931	-	129,931
Stock Based Compensation	-	-	-	-	2	-	2
Net Loss for the Period	-	-	-	-	-	(586,569)	(586,569)
Balance, March 31, 2012	1,000	$ 1,000	15,920,088	$159,201	$14,413,010	$(18,596,656)	$(4,023,445)

 See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(586,569)	$(768,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,868	21,458
Amortization of discount on notes payable	27,707	7,312
Fair value of stock options issued to employees	2	1,208
Allowance on note receivable	—	60,000

Changes in operating assets and liabilities:
Accounts receivable	7,490	50,732
Restricted cash	(500,000)	—
Inventories	969	(2,923)
Employee advances	1,500	2,000
Prepaid expenses	18,931	(125)
Deferred revenue	384,663	59,419
Payroll tax liabilities	134,153	145,403
Accounts payables and accrued expenses	(60,818)	229,004
Interest accrued on notes payable	123,000	116,244

Net cash used in operating activities	(437,104)	(79,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	(10,168)	(60,000)
Net cash used by investing activities	(10,168)	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	489,500	129,200
Net cash provided by financing activities	489,500	129,200

NET INCREASE IN CASH	42,228	(9,976)
CASH AT BEGINNING OF PERIOD	14,996	31,915
CASH AT END OF PERIOD	$57,224	$21,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,967	$606

NONCASH INVESTING AND FINANCING ACTIVITIES Fair value of shareholder guarantee on notes payable recorded as a valuation discount.	129,931	—

See notes to condensed consolidated financial statements

VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2012 and 2011 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The Condensed Consolidated Balance Sheet as of June 30, 2011 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2011.

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

C. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended March 31, 2012, the Company had a net loss of $586,569. At March 31, 2012, the Company had a working capital deficit of $4,028,045 and a stockholders’ deficiency of $4,023,445. The Company is delinquent or in default of $2,390,778 of its notes payable and is delinquent in payment of certain amounts due of $474,781 for payroll taxes and accrued interest and penalties as of March 31, 2012. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2012 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2012 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation as their effect is anti dilutive.

For the three and nine months ended March 31, 2012 and 2011 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

There were 7,141,067 and 6,547,987 potentially dilutive securities as of March 31, 2012 and 2011, respectively.

Concentrations

During the three months ended March 31, 2012 and 2011, the Company had one customer that accounted for approximately 15% of sales in 2012, and four customers of which two customers accounted for approximately 13% each with the remaining two accounting for approximately 15% and 38% of sales in 2011, respectively. During the nine months ended March 31, 2012 and

2011, the Company had two customers that accounted for approximately 11% and 24% of sales in 2012, and four customers that accounted for approximately 12%, 13%, 16%, and 29% of sales in 2011, respectively.  No other customers accounted for more than 10% of sales in either period. As of March 31, 2012 and June 30, 2011, the Company had approximately $14,025 (46%) and $6,050 (20%) and $4,125 (14%) and $6,050 (16%), $10,963 (29%), $10,025 (27%), and $5,300 (14%), respectively, of accounts receivable from its major customers.

For the three months ended March 31, 2012 and 2011, foreign revenues accounted for 30% (22% Korea and 8% Taiwan) and 87% (72% Korea and 15% Taiwan) of the Company’s total revenues respectively. For the nine months ended March 31, 2012 and 2011, foreign revenues accounted for 47% (40% Korea and 7% Taiwan) and 93% (72% Korea, 19% Taiwan, and 2% others) of the Company’s revenues respectively.

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

E. RESTRICTED CASH

The Company entered into a Store Value Prepaid Card Sponsorship Agreement (the “Agreement”) with a Bank. Whereas the Company has developed for marketing and management purposes, store value prepaid card programs (the “Programs”) which will be marketed and managed daily at the direction of the Bank. In connection with the agreement with the Bank, the Company established a Reserve Account controlled by the bank in the amount of $500,000. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the condensed consolidated balance sheets.

F. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2012	June 30, 2011
	(UNAUDITED)
Convertible notes payable (includes $122,926 and $116,899, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was fully amortized over the term of the notes payable. There was no unamortized discount as of March 31, 2012 and June 30, 2011, respectively. The notes are now in default.	$684,845	$651,629

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.08 to $0.33 per share, interest at 8 % to 10%, due July to November 2010. The notes are now in default.	840,463	766,914

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	238,882	226,828

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now is default.	464,174	441,014

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	124,436	118,408

Note payable, unsecured, interest at 10%, due January 2010 and is now in default.	24,669	23,162

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 per share subject to board of directors’ approval, interest at 8%, due January 2011 and is now in default.	11,786	11,183

Notes payable, unsecured, interest at 5%, due January 2013.(1)	452,349	—

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.40 per share, interest at 5%, due March 2013.	10,034	—

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009 and is now in default.	1,523	1,523

Total	2,853,161	2,240,661

Less valuation discount on note payable	(102,224)	—

Grand total	$2,750,937	$2,240,661

(1) In connection with the issuance of the notes payable, two stockholders of the Company granted the lender the option to acquire 1,600,000 unrestricted shares of the Company’s common stock from the stockholder’s at a price of $0.40 per share. The agreement to provide the lender with the option to purchase shares of the two shareholders was presumed to be a separate arrangement between the Company and the lender. As such, the Company valued the shares as if they had provided the lender an option to acquire these shares. The aggregate value of the 1,600,000 shares was valued at $129,931 using Black-Scholes option valuation model. The value of the option is being considered as a valuation discount and will be amortized over the one year life of the Note. For the period ended March 31, 2012, the Company recognized $27,707 of expense related to the amortization of this discount and is included in the interest expense in the condensed consolidated statement of operations. The remaining valuation discount on note payable of $102,224 at March 31, 2012 is reflected as a valuation discount and offset to notes payable in the condensed consolidated balance sheets.

For the purposes of Balance Sheet presentation notes payable have been grouped as follows:

	March 31,	June 30,
	2012	2011
Notes payable, net of discount of $102,224 and $0, respectively	$ 521,064	$ 152,767
Notes payable, related party	2,229,873	2,087,894
	$ 2,750,937	$ 2,240,661

F. STOCK-BASED COMPENSATION

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of March 31, 2012 is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2011	824,249	$0.47
Expired	(40,000)	$0.25
Outstanding at March 31, 2012	784,249	$0.48
Exercisable at March 31, 2012	784,249	$0.48

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2012 is 2.2 years. The aggregate intrinsic value of stock options outstanding as of March 31, 2012 was $1,800.

The weighted-average fair value of options granted for the nine months ended March 31, 2012 and 2011 was $0.00 and $0.14, respectively.

Stock-based compensation expense was $0 and $338 during the three months ended March 31, 2012 and 2011, respectively. Stock based compensation expense was $2 and $1,208 during the nine months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was no unrecognized compensation costs related to stock options.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 fully vested warrants to acquire its common stock at an exercise price of $2 per share. The warrants expire in 2014. The warrants have no intrinsic value at March 31, 2012.

G. LEGAL PROCEEDINGS

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006. The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora. Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship. The Company is seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act. As of March 31, 2012 the case has been in discovery and Aurora has not countersued. On May 4, 2012 the case was dismissed with prejudice with each party bearing its own fees and costs. In addition to the preceding lawsuit, the Company is subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed.

H. AGREEMENTS

During the quarter ended September 30, 2011, the Company signed a 5-year agreement with Antero Payment Solutions for the use of each others’ technologies among other things and to promote and market each others’ prepaid debit card programs. Under the terms of the agreement the Company received $25,000 as an up front license fee, which the Company has reflected as deferred revenue to be amortized over the term of the agreement. The agreement has a 5-year automatic renewal clause unless terminated by a written consent of both parties. During the nine months ended March 31, 2012, the Company recognized revenue of $2,833 relating to this agreement. As of March 31, 2012, the balance remaining to be recognized was $22,167.

The Company also signed a 5-year strategic agreement with National Identity Solutions (NIS) for the promotion and marketing of the Company’s prepaid debit card program and NIS’ identity theft solutions. The agreement requires NIS to pay an up front license fee of $250,000 of which $125,000 was paid as of September 30, 2011 with the remaining balance of $125,000 paid as of December 31, 2011. Both payments have been reflected as deferred revenue to be amortized over the term of the agreement. The agreement automatically renews annually unless terminated by either party. During the nine months ended March 31, 2012, the Company recognized revenue of $22,153 relating to this agreement. As of March 31, 2012, the balance remaining to be recognized was $227,847.

I. SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2012, the Company borrowed a total of $4,500 from its current CEO and a board member, Van Tran, at 8% annual interest due on demand. The note is convertible into the Company’s common stock at the rate of one share for every $0.08 of indebtedness.

On May 18, 2012, the Company entered into an Amended and Restated Unsecured Promissory Note with Larry Konfirst (“Amended Note”). The Amended Note, amends, restates and supersedes in its entirety that certain promissory note dated January 16, 2012 issued by the Company in favor of Mr. Konfirst (“Original Note”). Under the Amended Note, the Company is obligated to repay $500,000 to Mr. Konfirst plus simple interest at the rate of 5% per annum, accruing from the date of the Original Note, on or before January 16, 2013. The loan amount may only be used for the purpose of funding a certificate of deposit for the purpose of providing security for the Company’s prepaid debit card distribution at First California Bank (or its assigns). The Amended Note is subject to the Letter Agreement by and among the Company, Larry Konfirst and two shareholders of the Company dated May 18, 2012. Pursuant to the Letter Agreement, the shareholders have confirmed their agreement to give Mr. Konfirst an option to purchase up to 1,600,000 shares of unrestricted shares of common stock of the Company at $0.40 per share, payable by cancelling monies owned by the Company under the Amended Note. In the event Mr. Konfirst exercises this option, the Company has agreed to issue a convertible note to the shareholders in an amount equal to the debt cancelled in favor of the Company. This note, if and when issued, will mature after a period of 180 days from the date of issuance, accrue simple interest at 4% per annum, and be convertible into shares of the Company’s restricted common stock at a rate of $0.08 per share at the option of these shareholders.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – March 31, 2012 compared to March 31, 2011

We had a net loss of $220,889 for the three months ended March 31, 2012, compared to a net loss of $223,396 for the three months ended March 31, 2011. For the nine months ended March 31, 2012, we had a net loss of $586,569 compared to a net loss of $768,908 for the nine months ended March 31, 2011.

Revenue

License and other revenues are derived from our product identification systems sold principally to customers in the LCD monitor industry. For the three months ended March 31, 2012, license and other revenue was $184,358 compared to $212,851 for the three months ended March 31, 2011, a decrease of $28,493. The license and other revenue decreases are attributable to the decrease in demand for licenses during the quarter. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment. For the nine months ended March 31, 2012 and 2011, license and other revenues was $452,416 and $678,919, respectively. The decrease was due to the decrease in demand for licenses.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2012 totaled $74,298 and for the three months ended March 31, 2011, cost of sales were $83,714, a net decrease of $9,416. The decrease in cost of sales for the three months ended March 31, 2012, was the result of a reduction in the use of hardware inventories during the quarter. For the nine months ended March 31, 2012, the cost of sales totaled $188,415 compared to the nine months ended March 31, 2011 of $260,468. The net decrease of $72,053 was mainly due to a reduction in cost of maintaining the Company’s data processing center for its mobile banking operations and the reduction in the use of hardware inventories for the period. This decrease was offset by increases in network costs that increased by $5,632.

Operating Expenses

Sales and marketing expense for the three months ended March 31, 2012 were $34,075 compared to $38,717 for the three months ended March 31, 2011, a decrease of $4,642. For the three months ended March 31, 2012, the Company had one direct sales staff person. The Company, for the three months ended March 31, 2012, paid out commissions of $299 compared to $185 for the three month period ended March 31, 2011. Sales and marketing expense for the nine months ended March 31, 2012 was $109,848 compared to $114,474 for the nine months ended March 31, 2011, a difference of $4,626. For the nine months ended March 31, 2012 the Company had one direct sales staff.

General and administrative expenses for the three months ended March 31, 2012 were $169,356 compared to $235,879 for the three months ended March 31, 2011, a decrease of $66,523 over the three months ended March 31, 2011. The decrease was mainly the result of decreases in some of the expenditures for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Legal fees decreased by $59,860 due to the waning down of the Aurora case discussed under legal proceedings. The Company also saw decreases of $3,197 in depreciation expense, $6,588 in payroll and related costs and $6,405 in health insurance expense. These decreases were offset by increases in temporary/contract help of $13,413 and patent renewal expense of $6,556 over the three months ended March 31, 2011. For the nine months ended March 31, 2012, general and administrative expenses were $425,472 versus $768,559 for the nine months ended March 31, 2011, a decrease of $343,087. The reduction was mainly the result of decreases in most of the expenditure for the nine months ended March 31, 2012. Payroll expense decreased by $38,301 due to a reduction in staff levels. The Company also saw decreases in legal fees of $161,274, $9,000 in professional fees, $9,591 in depreciation expense, $34,576 in patent renewal expense, $60,000 in bad debts expense, $24,374 in payroll penalty and interest expense, $8,259 in health insurance expense, and $7,326 in travel expense. These decreases were offset by an increase in contract/temporary help expense of $22,375.

Research and development expense for the three months ended March 31, 2012 totaled $55,896 versus $38,896 for the three months ended March 31, 2011. The increase of $17,000 was principally the result of an increase in contract/temporary expense that increased by $31,884 but was offset by a decrease of $14,884 in payroll costs. For the nine months ended March 31, 2012, research and development costs was $162,686 compared to $183,720 for the nine months ended March 31, 2011, a difference of $21,034. For the nine month ended March 31, 2012, the engineering payroll costs decreased by $91,704 due to a reduction in staff levels but consulting expense increased by $70,669 as the Company used more consulting services.

Other Income (Expense)

Interest income for the three months ended March 31, 2012 and 2011 was $106 and $0, respectively. Interest expense for the three months ended March 31, 2012 was $71,622 compared to $39,041 in the same period ended March 31, 2011. The increase was the result of issuance of notes payable. For the nine months ended March 31, 2012 and 2011 interest income was $110 and $0, respectively. For the nine months ended March 31, 2012 and 2011, interest expense was $152,674 and $120,606, respectively. The increase was the result of issuance of notes payable.

Liquidity

Our increase in cash and cash equivalent to $57,224 at March 31, 2012 compared to $14,996 at June 30, 2011 was mainly the result of $437,104 used in operating activities and $489,500 provided by financing activities.  Net cash used in operations during 2012 was $437,104 compared with $79,176 used in operations during the same period in 2011.  Cash used in operations during 2012 was primarily due to the $500,000 we were required to provide a bank as a guarantee for a prepaid card program, the increase in deferred revenue offset by the net loss in the period, decreases in accounts receivable and decreases in accrued expenses.  Net cash used in investing activities was $10,168 during 2012 compared with $60,000 net cash used in investing activities during 2011 which was primarily the result of payment on note receivable.  Net cash provided by financing activities of $489,500 during 2012 was due to proceeds from notes payable of $489,500.  During the same period in 2011, the net cash provided by financing activities of $129,200 was from net proceeds from notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended March 31, 2012, the Company had a net loss of $586,569. At March 31, 2012, the Company had a working capital deficit of $4,028,045 and a stockholders’ deficiency of $4,023,445. The Company is delinquent or in default of $2,390,778 of its notes payable and is delinquent in payment of certain amounts due of $474,781 for payroll taxes and accrued interest and penalties as of March 31, 2012. The Company’s operations are currently being supported by borrowings from affiliated parties, and its cash and forecasted cash flow from operations will not be sufficient to continue operations without continued external investment. The Company believes it will require additional funds in the near future to continue its operations and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing further dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

Subsequent to the quarter ended March 31, 2012, the Company borrowed a total of $4,500 from its current Chief Executive Officer and director, Van Tran, pursuant to a convertible demand note that bears interest at rate of 8% per annum. The note is convertible into the Company’s common stock at the rate of one share per every $0.08 of indebtedness.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2011.

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2011, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

•	We have assigned our audit committee with oversight responsibilities.
•	Our financial statements, periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended, our monthly bank statements and imaged checks are now continuously reviewed by our chief financial officer and chief executive officer.
•	All significant contracts are now being reviewed and approved by our board of directors in conjunction with the chief executive officer.

There was no other change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 LEGAL PROCEEDINGS

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006. The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora. Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship. The Company is seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act. As of March 31, 2012 the case has been in discovery and Aurora has not countersued. On May 4, 2012 the case was dismissed with prejudice with each party bearing its own fees and costs. In addition to the preceding lawsuit, the Company is subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1.

ITEM 1A RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $2,390,778 representing principal and accrued interest as of the date of filing this report.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $474,781 for payroll taxes and accrued interest and penalties as of March 31, 2012.

On May 18, 2012, the Company entered into an Amended and Restated Unsecured Promissory Note with Larry Konfirst (“Amended Note”). The Amended Note, amends, restates and supersedes in its entirety that certain promissory note dated January 16, 2012 issued by the Company in favor of Mr. Konfirst (“Original Note”). Under the Amended Note, the Company is obligated to repay $500,000 to Mr. Konfirst plus simple interest at the rate of 5% per annum, accruing from the date of the Original Note, on or before January 16, 2013. The loan amount may only be used for the purpose of funding a certificate of deposit for the purpose of providing security for the Company’s prepaid debit card distribution at First California Bank (or its assigns). The Amended Note is subject to the Letter Agreement by and among the Company, Larry Konfirst and two shareholders of the Company dated May 18, 2012. Pursuant to the Letter Agreement, the shareholders have confirmed their agreement to give Mr. Konfirst an option to purchase up to 1,600,000 shares of unrestricted shares of common stock of the Company at $0.40 per share, payable by cancelling monies owned by the Company under the Amended Note. In the event Mr. Konfirst exercises this option, the Company has agreed to issue a convertible note to the shareholders in an amount equal to the debt cancelled in favor of the Company. This note, if and when issued, will mature after a period of 180 days from the date of issuance, accrue simple interest at 4% per annum, and be convertible into shares of the Company’s restricted common stock at a rate of $0.08 per share at the option of these shareholders.

 ITEM 6 EXHIBITS

10.1	Amended and Restated Promissory Note by Veritec, Inc. in favor of Larry Konfirst dated May 18, 2012.
10.2	Letter Agreement by and among Veritec, Inc. and Larry Konfirst, John Johanns and Mary Adams dated May 18, 2012.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1+

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and June 30, 2011; (ii) Consolidated Statement of Operations for the three and nine months ended March 31, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Deficit as at March 31, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011; (v) Notes to the Consolidated Financial Statements.

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

VERITEC, INC.

By /s/ Van Tran May 22, 2012

Van Tran

Chief Executive Officer

(Principal Executive Officer)

By /s/ John Quentin May 22, 2012

John Quentin

Chief Financial Officer (Principal Financial Officer)

