Form 10-K
period 2012-06-30
VERITEC INC
filed 2012-10-16
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ______

_________________

VERITEC INC

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-15113	95-3954373
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2445 Winnetka Avenue N. Golden Valley, MN 55427
(Address of Principal Executive Offices) (Zip Code)

(763)-253-2670
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, .01 Par Value

Title of Class

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

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
  Yes    ☐   No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates, computed by reference to the average bid price of the common stock on December 31, 2011, was approximately $1,415,927.

Number of shares outstanding as of June 30, 2012 was: 15,920,088.

VERITEC, INC.

 FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Major Customers

The Company’s four biggest customers in fiscal 2012 represented an aggregate of 65% of our revenue. During fiscal 2012 and 2011, 56% and 98% respectively, of our revenue was from customers outside the United States.

Engineering, Research and Development

As of June 30, 2012, the Company employed one engineer and engaged five engineering independent contractors. During the fiscal year that ended June 30, 2012, we concentrated on several projects which included the continued development of the FCR-500 fingerprint and card reader, the Verisuite Bio-ID software platform, the PhoneCodes software platform, and the Mobile Banking Technology platform.

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

Employees

As of June 30, 2012, the Company employed five employees and six independent contractor consultants.

Financial Information about Geographic Areas

For the fiscal year ended, June 30, 2012, United States customers accounted for 44% (2% in fiscal 2011) of the Company’s total revenue. The remaining revenue of 56% (98% in fiscal 2011) was from foreign customers. Our foreign revenues in all periods have been concentrated in Japan, Korea, Taiwan, China and Germany.

ITEM 2 PROPERTIES

We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the
Chairman of the Board and the Chief Executive Officer of the Company. Our lease requires monthly payments of $4,200 which ran through June 30, 2012, and was automatically extended for two one-year term.

The Company leased on a month-to-month basis, a single-family residence located at 2415 Winnetka Ave. N., Golden Valley, Minnesota in order to provide business housing for the Company’s business visitors, consultants and employees from outside the State of Minnesota. The lease required a monthly payment of $1,200. The residence is owned by Larry Johanns, a principal of The Matthew Group, LLC and significant shareholder of the Company. This lease was terminated on October 31, 2010.

ITEM 3 LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

On February 15, 2011, the Company filed a complaint in U.S. District Court for the District of Minnesota against Aurora Financial Systems, Inc. (“Aurora”) for declaratory judgment, tortious interference and other related claims concerning assertions by Aurora regarding United States Patent No. 7,229,006. The complaint related to Aurora’s improper and unlawful assertions of patent against certain software owned by the Company which was lawfully acquired from the software’s owner and inventor before the purported assignment of any patent rights to Aurora. Even though Aurora was aware of the lawful acquisition yet they have made repeated claims about the Company’s purported patent infringement relating to the Company’s use and licensing of the software to various financial institutions with which the Company has sought business relationship. The Company was seeking a declaration of non-infringement based on legal estoppel and implied license as well as a judgment that Aurora has committed tortious interference with prospective economic advantage, false advertising under the Lanham Act and has violated Minnesota’s Deceptive Trade Practices Act. As of June 30, 2011, the case was in discovery and Aurora did not countersue. On May 4, 2012 the case was dismissed with prejudice with the each party bearing its own fees and costs.

Except as set forth above, there are no material litigation matters at the current time.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

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

Market Price Range of Common Stock	Fiscal 2012		Fiscal 2011
Quarter Ended	High	Low	High	Low
September 30.40		.04	.10	.10
December 31.50		.06	.10	.10
March 31.25		.06	.04	.04
June 30.25		.05	.08	.08

Shareholders

As of June 30, 2012, there were approximately 798 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements, we do not anticipate paying any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During 2012, the Company issued to The Matthews Group and some individuals unsecured and convertible related party demand notes payable totaling $46,000 at interest rates ranging from 5% to 10%. In addition in July 2012 through October 2012 the Company issued unsecured convertible demand note payable totaling $81,000, bearing interest rate of 10% per annum to a related party and an individual.

On August 29, 2011, the Company granted 25,000 shares of its common stock to each of its three directors (75,000 shares in the aggregate).

The issuances described above were issued pursuant to exemption under Section 4(2) of the Securities Act of 1933, as amended.

During fiscal year 2012, we did not issue any other equity securities that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding awards granted pursuant to our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	754,249	$0.42	—

Total	754,249	$0.42	—

(1)	The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 0 and 10,000 options under this arrangement in 2012 and 2011, respectively.

ITEM 6 SELECTED FINANCIAL DATA

The Company, as a smaller reporting company, is not required to provide disclosure under this Item 6.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – June 30, 2012 compared to June 30, 2011

We had a net loss of $846,461 in the fiscal year ended June 30, 2012 compared to a net loss of $990,197 in the fiscal year ended June 30, 2011.

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2012	2011	$	%

License	$441,157	$819,486	$(378,329)	(46.2)
Hardware	20,010	49,045	(29,035)	(59.2)
Identification Card	11,936	7,722	4,214	54.6
Debit Card Revenue	113,681	9,153	104,528	1,142.0

Total Revenues	$586,784	$885,406	$(298,622)	(33.7)

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card systems.

The license revenue decrease was mainly attributable to reduction in demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased $549,394 in Taiwan, Germany, and Korea. The largest increase of our license sales for the year ended June 30, 2012, was in China, which increased $15,150.

The significant increase in debit card revenue during the fiscal year ended June 30, 2012 compared to prior year was mainly attributable to large orders from a customer for the Company’s prepaid debit card.

Cost of Goods Sold

Cost of sales for the year ended June 30, 2012, totaled $244,687 and for the year ended June 30, 2011, cost of sales was $347,400, a decrease of $102,713. As a percentage of revenue, for the year ended June 30, 2012, cost of sales was 41.7% compared to 39.2% for the year ended June 30, 2011. The increase in the cost of sales as a percentage of revenue was principally the result of decreases in revenues. Charges of $216,431 and $277,755 for the years ended June 30, 2012 and 2011, respectively for a designated site and maintenance services of a computer database to store information in conjunction with our Independent Sales Organization (ISO) license, purchased in December 2006, accounted for 88% and 80% of the total cost of goods sold for the years ended June 30, 2012 and 2011, respectively. Included in the cost of goods sold for the year ended June 30, 2012, were network and consulting fees of $1,323 for the mobile debit card, and freight and handling expense of $2,795. Cost of goods sold associated with the license, hardware and identification revenue was $28,257 or 4.8% of total licensing, hardware, identification card revenue, and debit card revenue for the year ended June 30, 2012, compared to $69,644 or 7.9% for the year ended June 30, 2011.

Operating Expenses

General and administrative expenses for the fiscal year ended June 30, 2012 were $605,721, compared to $986,130 for fiscal year ended June 30, 2011, a decrease of $380,409. The decrease was the result of decreases in salaries and payroll related costs by $33,640, health insurance by $17,804, audit fees by $39,261, depreciation expense by $12,788, legal fees by $179,558, patent renewal costs by $26,533, travel costs by $7,811, bad debt expense by $54,546, and payroll interest and penalties by $23,586 compared to the year ended June 30, 2011. Significant increases during the year ended June 30, 2012, compared to the prior year included increases in administrative consultants’ expenses by $30,611 and bank charges by $3,808.

Sales and marketing expense for the fiscal year ended June 30, 2012 was $144,965 compared to $162,614 for the fiscal year ended June 30, 2011, a decrease of $17,649. The Company’s sales and marketing payroll and related costs decreased by $11,892 for the year ended June 30, 2012 as a result of the Company’s cost reduction strategy.

Research and development expense for the year ended June 30, 2012 totaled $206,748 versus $219,334 for the year ended June 30, 2011 a decrease of $12,586. This cost savings was the result of reduction in research and development staff level. Consultant and project costs were $136,889 for the year ended June 30, 2012 compared to $58,013 for the year ended June 30, 2011, a difference of $78,876.

Other Income (Expense)

Interest income for the fiscal year ended June 30, 2012 was $111 compared to $0 for the fiscal year ended June 30, 2011, an increase of $111. The increase was a result of the interest earned on the Company’s restricted cash with one financial institution. Interest expense for the fiscal year ended June 30, 2012 was $231,235 compared to $160,125 in fiscal year 2011 an increase of $71,110. Apart from the additional financing activities in fiscal 2012 that attracted higher interest rates most of the increased interest expense over prior year was due to the amortization of discount on notes payable.

Capital Expenditures and Commitments

We made no capital purchases in fiscal 2012 and 2011, respectively.

Liquidity

Our increase in cash and cash equivalent to $62,115 at June 30, 2012 compared to $14,996 at June 30, 2011 was the result of $471,546 used in operating activities; $11,668 used in investing activities; and $530,333 provided by financing activities. Net cash used in operations during 2012 was $471,546 compared with $91,619 used in operations during the same period in 2011. Cash used in operations during 2012 was primarily due to the net loss in the period. Net cash used in investing activities of $11,668 during 2012 compared with $60,000 during 2011 was primarily the result of payment on note receivable. Net cash provided by financing activities of $530,333 during 2012 was primarily due to proceeds from notes payable of $535,217 and payment of $4,884 on note payable. During the same period in 2011, the net cash provided by financing activities of $134,700 was from proceeds from notes payable of $134,700.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended June 30, 2012, the Company had a net loss of $846,461 and used cash in operations of $471,546. At June 30, 2012, the Company had a working capital deficit of $4,283,981 and a stockholders’ deficiency of $4,283,337. The Company is also delinquent in payment of certain amounts due of $521,568 for payroll taxes and accrued interest and penalties as of June 30, 2012.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2013 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2013 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty. Our auditor has issued a “going concern” qualification as part of their opinion in the Audit Report for the year ended June 30, 2012.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant Company stockholder. In fiscal 2012, The Matthews Group loaned the Company $46,000 mostly in the form of convertible demand notes payable. Through June 30, 2011 The Matthews Group, LLC, Company executives, a member of the Company’s Board of Directors, and other individuals loaned $2,240,661 to the Company. Included in this amount was $550,000 made under a subscription agreement form of private offering. Subsequent to fiscal 2012 and through October 2012 the Company issued to The Matthews Group and certain individual unsecured and convertible demand notes totaling $81,000 at an interest rate of 10% per annum. However additional capital most likely will be required to continue the Company’s business, and the Company has no guarantee that The Matthews Group, LLC, the executives, Board member, and other individuals will continue to provide funding. As of June 30, 2012, the Company had $62,115 in cash and a ($4,283,981) working capital deficit. The Company will require additional funds to continue its operations through fiscal year 2013 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. However, there is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs.

Further, due to the Company’s prior bankruptcies and history of losses, it may be difficult for the Company to raise additional funds, if required. If the Company cannot raise such capital, or if the cost of such capital is too high, we may be unable to successfully launch or continue development of new products. If losses continue, we may be unable to continue in business.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, that expired June 30, 2012 which was automatically extended for two one-year term. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the two-year lease commitment is $100,800.

VTFS entered into a thirteen-month processing center contract beginning April 19, 2011, with monthly commitments of approximately $10,434. The term of the agreement is through May 2012 with automatic monthly extensions.

Subsequent to the fiscal year ended June 30, 2012, the Company entered into consulting and confidentiality agreements with various entities. There was no future commitment under these agreements. The Company also entered into sales and confidentiality agreements with various entities for the marketing of its mobile debit card in return for commissions from sales revenue from its debit card transactions. Subsequent to year end and through October 2012, the Company borrowed additional $81,000 with annual interest at 10%, due to a related party and an individual, convertible into common stock at prices ranging from $0.10 to $0.15 per share, and due on demand.

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

YEARS ENDED JUNE 30, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Veritec, Inc.

Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

October 12, 2012	By: /s/ Weinberg & Company, P.A.
Weinberg & Company, P.A. Los Angeles, California

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND 2011

	2012	2011
ASSETS

Current Assets:
Cash	$62,115	$14,996
Restricted cash	500,000	—
Accounts receivables, net of allowance of $12,604 and $8,650 respectively	11,133	29,135
Inventories	3,603	6,132
Prepaid expenses	4,350	23,281
Employee advances	637	2,837
Total Current Assets	581,838	76,381

Property and Equipment, net	644	16,468

Total Assets	$582,482	$92,849

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable, net of discount of $69,742 and $0, respectively	$835,602	$152,767
Notes payable, related party	2,283,985	2,087,894
Accounts payable	584,109	759,017
Accounts payable, related party	43,306	28,782
Customer deposits	469,114	71,542
Payroll tax liabilities	521,568	340,628
Accrued expenses	128,135	219,028
Total Current Liabilities	4,865,819	3,659,658

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding	159,201	159,201
Additional paid-in capital	14,413,010	14,283,077
Accumulated deficit	(18,856,548)	(18,010,087)
Total Stockholders' Deficiency	(4,283,337)	(3,566,809)

Total Liabilities and Stockholders’ Deficiency	$582,482	$92,849

 The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Revenues	$586,784	$885,406
Cost of Sales	244,687	347,400

Gross Profit	342,097	538,006

Operating Expenses:
General and administrative	605,721	986,130
Sales and marketing	144,965	162,614
Research and development	206,748	219,334
Total Operating Expenses	957,434	1,368,078

Loss from Operations	(615,337)	(830,072)

Other Income (Expense):
Interest income	111	—
Interest expense, including $150,092 and $144,789, respectively, to related parties	(231,235)	(160,125)
Total Other Income (Expense)	(231,124)	(160,125)

Net Loss	$(846,461)	$(990,197)

Loss Per Common Share -
Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	15,920,088	15,920,088

 The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

BALANCE, June 30, 2010	1,000	$1,000	15,920,088	$159,201	$14,281,531	$(17,019,890)	$(2,578,158)

Stock based compensation	--	--	--	--	1,546	--	1,546
Net loss	--	--	--	--	--	(990,197)	(990,197)

BALANCE, June 30, 2011	1,000	1,000	15,920,088	159,201	14,283,077	(18,010,087)	(3,566,809)
Stock based compensation	--	--	--	--	2	--	2
Fair Value of Shareholder Guarantee of Notes Payable	--	--	--	--	129,931	--	129,931
Net loss	--	--	--	--	--	(846,461)	(846,461)

BALANCE, June 30, 2012	1,000	$1,000	15,920,088	$159,201	$14,413,010	$(18,856,548)	$(4,283,337)

 The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(846,461)	$(990,197)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	15,824	28,611
Allowance on notes receivable Allowance o	1,500	60,000
Allowance on accounts recievable	3,954	--
Fair value of stock options issued to employees	2	1,546
Amortization of discount on notes payable	60,189	7,312
Interest accrued on notes payable	170,546	155,589
Changes in operating assets and liabilities:
Accounts receivable	14,048	47,228
Restricted cash	(500,000)	—
Inventories	2,529	(2,738)
Prepaid expenses	18,931	6,500
Employee advances	2,200	2,200
Customer deposits	397,572	71,542
Payroll tax liabilities	180,940	237,626
Accounts payables and accrued expenses	6,680	283,162
Net cash used by operating activities	(471,546)	(91,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	(11,668)	(60,000)
Net cash used by investing activities	(11,668)	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	489,217	—
Proceeds from notes payable, related party	46,000	134,700
Payment on notes payable, related party	(4,884)	—
Net cash provided by financing activities	530,333	134,700

NET INCREASE (DECREASE) IN CASH	47,119	(16,919)

CASH AT BEGINNING OF YEAR	14,996	31,915

CASH AT END OF YEAR	$62,115	$14,996

The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION

	2012	2011

Cash paid for interest	$5,383	$779

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of secured note payable upon conversion of accounts payable	$257,957	$—
Fair value of shareholder guarantee on notes payable recorded as valuation discount	$129,931	$—
Notes payable canceled through notes receivable	$10,168	$—

VERITEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE	1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method. Inventory is net of reserves of $23,900 as of June 30, 2012 and 2011.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Based upon management’s assessment, there were no indicators of impairment at June 30, 2012 or 2011.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balance in excess of the guarantee during the year ended June 30, 2012.

Major Customers:

Customers in excess of 10% of total revenues were as follows:

	Years Ended June 30,
	2012	2011

Customer A	19%	18%
Customer B	12%	11%
Customer C	6%	31%
Customer D	--%	12%
Customer E Customer F	23 11%	--% --%
	71%	72%

As of June 30, 2012 and 2011, the Company had approximately $6,050 (25%), $10,025 (42%) and $6,050 (16%), $10,963 (29%), $10,025 (27%) and $5,300 (14%), respectively, of accounts receivable due from its major customers.

Foreign Revenues:

Foreign revenues accounted for 56% of the Company’s total revenues in fiscal 2012 and 98% in fiscal 2011. (41% Korea, 10% Taiwan, and 5% others in fiscal 2012 and 21% Taiwan, 74% Korea, and 3% others in fiscal 2011.)

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

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2012 or 2011.

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

Shipping and Handling Fees and Costs

For the years ended June 30, 2012 and 2011, shipping and handling fees billed to customers of $3,156 and $777, respectively were included in revenues and shipping and handling costs of $2,988 and $3,087, respectively were included in cost of sales.

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

For the years ended June 30, 2012 and 2011 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The potentially dilutive securities consisted of the following as of:

	June 30,
	2012	2011
Warrants	275,000	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	6,382,758	5,554,993
Options	754,249	824,249
Total	7,422,007	6,664,242

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

Recently Issued Accounting Standard

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended June 30, 2012, the Company had a net loss of $846,461 and used cash in operations of $471,546. At June 30, 2012, the Company had a working capital deficit of $4,283,981 and a stockholders’ deficiency of $4,283,337. The Company is also delinquent in payment of certain amounts due of $521,568 for payroll taxes and accrued interest and penalties as of June 30, 2012.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2013 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2013 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant Company’s stockholder for funding. Through June 2012, TMG, executives, and some individuals have funded $3,033,835 mostly in the form of convertible notes payable. During fiscal year 2012, TMG and some individuals funded $46,000, mostly in the form of convertible notes payable.

Subsequent to June 30, 2012, the Company has received additional notes payable financing of $81,000 through October 2012 (see Note 11).

NOTE 3 – RESTRICTED CASH

The Company entered into a Store Value Prepaid Card Sponsorship Agreement (the “Agreement”) with a Bank. Whereas the Company has developed for marketing and management purposes, store value prepaid card programs (the “Programs”) which will be marketed and managed daily at the direction of the Bank. In connection with the agreement with the Bank, the Company established a Reserve Account controlled by the bank in the amount of $500,000. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheet.

NOTE 4 – NOTES RECEIVABLE

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

In accordance with this agreement during the fiscal year ended June 30, 2011 the Company entered into various short-term notes receivable agreements totaling $60,000 with Global TV. The notes were to accrue interest at a rate of 10%, were due September through October 2010, and were secured by certain fixed and other assets of Global TV. The notes remained unpaid as of June 30, 2012, and the Company is negotiating an extension of the due dates. However, the Company has provided a full reserve against the notes as of June 30, 2011.

In April 2012 the Company made a short-term loan of $1,500 to a certain individual who was assisting the Company with raising working capital. The arrangement did not materialize and the loan remained unpaid as of the end of the fiscal year. The Company has fully provided an allowance for the loan as collection was not expected.

During the year ended June 30, 2012, the Company made short-term loans totaling $10,168 to a certain individual. As mutually agreed between the parties the Company offset the total loan against notes payable from this individual to the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	June 30,
	2012	2011

Furniture and equipment	$139,083	$139,083
Software	73,000	73,000
Vehicles	23,301	23,301
	235,384	235,384
Less accumulated depreciation	234,740	218,916

	$644	$16,468

Depreciation expense for the years ended June 30, 2012 and 2011 was $15,824 and $28,611, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the years ended June 30, 2012 and 2011 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. These advances have been classified as accounts payable, related party on the balance sheet. The Company also leases its office facilities from Ms. Van Tran.

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following as of:

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following as of:

	June 30,
	2012	2011
Convertible notes payable (includes $124,921 and $116,899, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable at issuance for the value of the warrants issued. The discount was amortized over the term of the notes payable. There was no unamortized discount at June 30, 2012 and June 30, 2011, respectively. The notes are currently in default.	$ 695,815	$ 651,629

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due on demand to November 2010. $439,802 of the notes are now in default.	871,951	766,914

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	242,871	226,828

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	471,838	441,014

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	126,430	118,408

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is now in default.	25,167	23,162

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand.	29,293	--

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011to March 2013 and $11,986 is now in default.	22,110	11,183

Notes payable, unsecured, interest at 5%, due January 2013. (1)	444,374	--

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012.	257,957	--

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was due November 2009 and is now in default.	1,523	1,523
Total	3,189,329	2,240,661
Less valuation discount on note payable	(69,742)	--
Grand total	$3,119,587	$2,240,661

(1) In connection with the issuance of the notes payable, two stockholders of the Company granted the lender the option to acquire 1,600,000 unrestricted shares of the Company’s common stock from the stockholder’s at a price of $0.40 per share. The agreement to provide the lender with the option to purchase shares of the two shareholders was presumed to be a separate arrangement between the Company and the lender. As such, the Company valued the shares as if they had provided the lender an option to acquire these shares. The aggregate value of the 1,600,000 shares was valued at $129,931 using Black-Scholes option valuation model with the following assumptions: expected life, 1 year, risk free interest rate, 0.10%, volatility, 250%, and dividend rate, 0%. The value of the option is being considered as a valuation discount and will be amortized over the one year life of the Note. For the year ended June 30, 2012, the Company recognized $60,189 of expense related to the amortization of this discount and is included in the interest expense in the consolidated statement of operations. The remaining valuation discount on note payable of $69,742 at June 30, 2012 is reflected as a valuation discount and offset to notes payable in the consolidated balance sheet.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	June 30,
	2012	2011
Notes payable	$ 835,602	$ 152,767
Notes payable, related party	2,283,985	2,087,894
	$ 3,119,587	$ 2,240,661

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The articles of incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2012 and 2011, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock

Common stock consists of $.01 par value, 50,000,000 shares authorized, 15,920,088 shares issued and outstanding as of June 30, 2012 and 2011.

In June 2010, by unanimous action of the Board of Directors and majority shareholders’ consent the Company increased its authorized common shares from 30 million to 50 million.

Shares issued for settlement of accrued expenses

On August 29, 2011, the Company granted 25,000 shares of its common stock to each of its three directors (75,000 shares in the aggregate). The shares were valued in the aggregate at $3,000, based upon the stock price of the shares on the date of board approval. These shares were unissued as of June 30, 2012.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

The Board of Directors authorized the CEO to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants.

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 0 and 10,000 options under this arrangement in 2012 and 2011, respectively. The Company recognized stock-based compensation expense of $2 and $1,546 during the years ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was no remaining unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of June 30, 2012.

The weighted-average grant date fair value for options granted in fiscal 2011 was $0.14. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant. Volatility was based on the historical volatility of the Company’s common stock. The Company estimated the expected life of options based on historical experience and other averaging methods.

	Years Ended June 30,
	2012	2011

Risk-free interest rates	--%	1.80%
Dividend yields	--%	0%
Volatility	—%	185.132%
Weighted average expected life	—	3 years

A summary of stock options as of June 30, 2012 and for the two years then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2010	814,249	$0.47
Granted	10,000	$0.13
Forfeited	—	$0.00
Outstanding at June 30, 2011	824,249	$0.47
Granted	—	$0.00
Forfeited	(70,000)	$1.02
Outstanding at June 30, 2012	754,249	$0.42
Exercisable at June 30, 2012	754,249	$0.42

The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2012 is 2.1 years.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of June 30, 2012 and changes during the two years then ended is presented below:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at June 30, 2010	10,000	$0.23
Granted	10,000	$0.14
Vested	(10,000)	$0.23
Forfeited	—	$0.00
Nonvested at June 30, 2011	10,000	$0.14
Granted	—	$0.00
Vested	(10,000)	$0.14
Forfeited	—	$0.00
Nonvested at June 30, 2012	—	$0.00

Additional information regarding options outstanding as of June 30, 2012 is as follows:

Options Outstanding at June 30, 2012				Options Exercisable at June 30,2012

Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual Life	Exercise	Shares	Exercise
Exercise	Outstanding	(Years)	Price	Exercisable	Price

$0.13 - $1.45	754,249	2.06	$0.42	754,249	$0.42
	754,249			754,249

Stock Warrant

The Company issued 275,000 shares of warrants related to notes payable issued in fiscal year 2009. The fair value of the warrants allocated to notes payable was $20,981 or $0.08 per share. The weighted average remaining contractual life of the warrants at June 30, 2012 is 2.5 years. The warrants are fully vested, have a five year term and are exercisable at $2 per share. Based upon the trading value of the common shares, there was no intrinsic value of these warrants as of June 30, 2012.

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

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended
	June 30,
	2012	2011
Federal Statutory tax rate	(34%)	(34%)
State tax, net of federal benefit	(6%)	(6%)
Change in valuation	(40%)	(40%)
Allowance	40%	40%
Effective tax rate	- %	- %

The following is a summary of the deferred tax assets (separate disclosure of state deferred taxes has not been presented as such disclosure is not considered to be material):

	June 30,
	2012	2011
Allowance for doubtful accounts	$ 78,000	$ 75,800
Depreciation and amortization	41,300	48,600
Accrued expenses	38,500	68,600
Stock option	--	2,600
Other	14,200	12,100
Net operating loss carryforwards	3,608,300	3,372,000
Deferred tax asset	3,780,300	3,577,700
Valuation allowance	(3,780,300)	(3,577,700)
Net deferred tax asset	$ -	$ -

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized.

Veritec has net operating loss carryforwards of $9,482,000 for federal purposes and $5,942,000 for state purposes available to offset future taxable income that expire in varying amounts through 2032. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership).

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its U.S. office facilities from its CEO/Executive Chair under a lease that expired June 30, 2012, that was automatically extended for a 2-year extension, requiring monthly payments of $4,200 plus common area costs. In January 2009, the Company began leasing a single-family residence in Golden Valley, Minnesota on a month-to-month basis at $1,200 per month from a principal of The Matthews Group for purposes of housing customers, guests and consultants. This lease was terminated on October 31, 2010. Rent expense, included in operating cost, to related parties was $49,350 and $55,800 in 2012 and 2011, respectively. Future annual minimum lease payments are $50,400 in each fiscal year through 2014 totaling $100,800.

Strategic Partnership Agreements

The Company signed a 5-year agreement with Antero Payment Solutions for the use of each others’ technologies among other things and to promote and market each others’ prepaid debit card programs. Under the terms of the agreement the Company received $25,000 as an up front license fee, which the Company has reflected as deferred revenue to be amortized over the term of the agreement. The agreement has a 5-year automatic renewal clause unless terminated by a written consent of both parties. During the year ended June 30, 2012, the Company recognized revenue of $4,083 relating to this agreement. As of June 30, 2012, the balance remaining to be recognized was $20,917.

The Company also signed a 5-year strategic agreement with National Identity Solutions (NIS) for the promotion and marketing of the Company’s prepaid debit card program and NIS’ identity theft solutions. The agreement requires NIS to pay an up front license fee of $250,000 of which $125,000 was paid as of September 30, 2011 with the remaining balance of $125,000 paid as of December 31, 2011. Both payments have been reflected as deferred revenue to be amortized over the term of the agreement. The agreement automatically renews annually unless terminated by either party. During the year ended June 30, 2012, the Company recognized revenue of $34,653 relating to this agreement. As of June 30, 2012, the balance remaining to be recognized was $215,347.

Incentive Compensation Bonus Plan

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees.

Processing Center Agreement

VTFS entered into a twelve-month processing center contract beginning February 1, 2009, with monthly commitments of approximately $34,200. On April 1, 2010, the Company signed another twelve-month agreement with monthly commitments of approximately $19,955. This agreement ended in March 2011. Beginning April 19, 2011 the Company entered into a thirteen-month agreement with monthly commitments of approximately $10,434. The term of the agreement is through May 2012 with automatic monthly extensions.

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

NOTE 12 – SUBSEQUENT EVENTS

 Subsequent to year end and through October 2012, the Company borrowed additional $81,000 with annual interest at 10%, due to a related party and an individual, convertible into common stock at prices ranging from $0.10 to $0.15 per share, and due on demand. The Company entered into consulting and confidentiality agreements with various entities. There was no future commitment under these agreements. The Company also entered into sales and confidentiality agreements with various entities for the marketing of its mobile debit card in return for commissions from sales revenue from its debit card transactions.

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

Our internal control over financial reporting include those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

·	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the fiscal year ended June 30, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B OTHER INFORMATION:

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	68
Laird Powers	Director	65
John Quentin	Chief Financial Officers	51
Sandra Hartfield	Director	61

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

Laird E. Powers was appointed as a member of our Board on March 4, 2008. He is a private investor in emerging technology companies. He has been involved with Veritec since its early stages in 1986. In addition, for the past 25 years, he has been the president and owner of L.E. Powers Construction, a construction company in the Silicon Valley of California. He holds BS degree in Psychology with a Math minor from California State University - Hayward.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Veritec under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Veritec with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the year ended December 31, 2011 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Committee and Board Meetings

One meeting of our Board of Directors was held in fiscal 2012. Although we had no standing audit, nominating or compensation committees of our Board or committees performing similar functions during fiscal 2011, we have an audit committee during the fiscal year 2012. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business.

As of August 29, 2011, our Boardhas formed an audit committee composed of two of the current board members. The board of directors has determined that two members of the Audit Committee are independent under the rules of the SEC and the Nasdaq National Market and that Sandra Hartfield qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. Our board of directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and the Nasdaq Capital Market.

Director Independence

The board of directors has determined that two members of our board of directors, Laird Powers and Sandra Hartfield, are independent under the revised listing standards of The Nasdaq Stock Market, Inc. We intend to maintain at least two independent directors on our board of directors in the future.

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

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to Veritec, have any material interest adverse to Veritec or have, during the past ten years:

·	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·	had any bankruptcy petition filed by or against him/her or any business of which he/she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

·	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities, futures, commodities or banking activities;

·	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·	been subject to, or party to, any judicial or administrative order, judgment, decree , or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2012 and 2011 received by individuals that served as our principal executive officer and principal financial officer during the last fiscal year, who are the only executive officers of the Company, our “Named Executive Officers”.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) ($)(1)	Total ($)
Van Thuy Tran Chief Executive Officer	2012	$150,000	$0	$1,000	$0	$0	$151,000
	2011	150,000	$0	$0	$0	$0	$150,000
John Quentin, Chief Financial Officer	2012	$55,000	$0	$0	$0	0	$55,000
	2011	$55,000	$0	$0	$0	$0	$55,000

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

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended June 30, 2012:

Name	Fees Earned or Paid-in Cash ($)	Total ($)
(a)	(b)	(h)

Van Thuy Tran	$1,000	$1,000
Laird Powers	1,000	1,000
Sandra Hartfield	1,000	1,000

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of October 2012 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 15,920,088 shares of common stock outstanding as of October 3, 2012.

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

Name	Number of Shares Beneficially Owned	Percent of Shares
Sandra Hartfield	25,000	0.2%
Laird Powers(2)	152,984(2)	1.0%
Van Thuy Tran (1)	4,2783,359	26.9%
John Quentin	0	0.0%
All Officers and Directors as a group (4 persons)	4,456,343	28.1%
J Technologies, LLC 1430 Orkla Drive, Golden Valley, MN 55427	50,000	0.3%
Siri Gomsrud 1430 Orkla Drive, Golden Valley, MN 55427	260,000	1.6%
Larry Johanns (1) 518 North 12 Street, Osage, IA 50461	4,174,109	26.2%

(1)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group. Includes unexercised warrants to purchase 75,000 shares of common stock issued for note payable to The Matthews Group that vested in March 2009.

(2)	Includes 25,000 unexercised warrants issued for note payable that vested in March 2009.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by the board of directors.

The Company leases its U.S. office facilities from its Chief Executive Officer under a lease that expired June 30, 2012 that was automatically extended for two one-year term and requiring monthly payments of $4,200 plus common area costs. In January 2009, the Company began leasing a single-family residence in Golden Valley, Minnesota on a month-to-month basis at $1,200 per month from a principal of The Matthews Group for purposes of housing customers, guests and consultants. This lease was terminated in October 2010. Rent expense, included in operating cost, to related parties was $49,350 and $55,800 in 2012 and 2011, respectively. Future annual minimum lease payments total is $100,800 through 2014.

During 2012, the Company issued to The Matthews Group and some individuals unsecured and convertible related party demand notes payable totaling $46,000 at interest rates ranging from 5% to 10%. In addition in July 2012 through October 3, 2012 the Company issued unsecured convertible demand note payable totaling $81,000, bearing interest rate of 10% per annum to a related party and an individual.

In 2011, the Company issued to The Matthew Group, and an individual unsecured and secured, unconvertible and convertible notes payable totaling $134,700 at interest rates ranging from 8% to 10%, due on demand.

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

In fiscal 2009, pursuant to the terms of a Subscription Agreement and Investment of Intent (the “Subscription Agreement”) the Company issued to The Matthews Group, individuals, and employees of the Company unsecured convertible notes payable totaling $550,000, at an interest rate of 8% for a period of eighteen months. Included in this convertible notes payable was $450,000 to related parties. Under the terms of the note interest is accrued on the principal and becomes payable at maturity. The holders of the note have option to convert the note into whatever form of security offered by the Company if there is subsequent financing. As part of Subscription Agreement, the holders of the notes also received warrants to purchase one share of common stock of the Company for every $2.00 of investment, at an exercise price of $2.00 per warrant share. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was fully amortized over the term of the notes payable. Unamortized discount was $0 at June 30, 2012. In addition the Company issued unsecured notes payable to related parties and certain individual totaling $355,000 bearing an annual interest rate of 8% and matured November 2009 and July 2010. Included in the unsecured notes payable was $335,000 issued to related parties.

Item 14 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2012 was $53,903. The aggregate fees billed by Lurie Besikof Lapidus & Company, LLP and Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2011 was $7,610 and $54,720, respectively.

Audit Related Fees

None.

Tax Fees

Weinberg & Company, P.A. was paid $5,289 and $4,980 for preparation of income tax return for fiscal year ended 2012 and 2011, respectively.

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

VERITEC, INC.,

a Nevada corporation

Date: October 16, 2012	Veritex Inc,
By: /s/ Van Thuy Tran
Van Thuy Tran Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors	October 16, 2012
Van Thuy Tran	(Principal Executive Officer)

/s/ JOHN QUENTIN	Chief Financial Officer	October 16, 2012
John Quentin	(Principal Financial Officer and Principal Accounting Officer)

/s/ LAIRD POWERS	Director	October 16, 2012
Lair Powers

/s/ SANDRA HARTFIELD	Director	October 16, 2012
Sandra Hartfield

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Veritec, Inc. dated May 3, 1997 (incorporated by reference to exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, as filed on May 15, 2007).

3.2	Bylaws of Veritec, Inc. (incorporated by reference to exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, as filed on February 14, 2007).

10.1	Subscription Agreement and Letter of Investment Intent between Veritec, Inc. and various accredited investors dated March 3, 2009 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.2	Unsecured Term Promissory Note in favor of various lenders, dated March 3, 2009 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.3	Warrant to Purchase Common Stock issued to various accredited investors, dated March 3, 2009 (incorporated by reference to exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.4*	Employment Agreement by and between Veritec, Inc. and Jeffrey Hattara dated January 5, 2009 (incorporated by reference to exhibit 10.4 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.5*	Employment Agreement by and between Veritec, Inc. and Thomas McPherson dated December 5, 2008 (incorporated by reference to exhibit 10.5 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.6	Form of Stock Option Agreement (incorporated by reference to exhibit 10.6 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.7	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.7 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.8	2008 Incentive Compensation Bonus Plan (incorporated by reference to exhibit 10.8 to Form 10-K for the year ended June 30, 2011 as filed on October 13, 2011).

10.9*	Employment Agreement by and between Veritec, Inc. and Van Thuy Tran dated December 5, 2008 (incorporated by reference to exhibit 10.9 to Form 10-K for the year ended June 30, 2011 filed on October 13, 2011).

10.10* Employment Agreement by and between Veritec, Inc. and John Quentin dated May 29, 2009 (incorporated by reference to exhibit 10.10 to Form 10-K for the year ended June 30,2011, as filed on October 13, 2011).

10.11	Amended and Restated Promissory Note by Veritec, Inc. in favor of Larry Konfirst dated May 18, 2012 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, as filed on May 21, 2012).

10.12	Letter Agreement by and among Veritec, Inc. and Larry Konfirst, John Johanns and Mary Adams dated May 18, 2012 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012 as filed on May 21, 2012).

14.	Code of Ethics of Veritec, Inc. (incorporated by reference to exhibit 14 to Veritec, Inc.’s Annual Report on Form 10KSB for the year ended June 30, 2007, as filed).

21.1	Subsidiaries of Veritec, Inc. (incorporated by reference to exhibit 21.1 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

31.1	Certification by Chief Executive Officer required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification by Chief Financial Officer required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1**	Veritec, Inc. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

32.2**	Veritec, Inc. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

101.1+	The following financial information from Veritec, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in XBRL. (i) Consolidated Balance Sheets a June 30, 2012 and June 30, 2011; (ii) Consolidated Statement of Operations for the year ended June 30, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Deficit as at June 30, 2012; (v) Consolidated Statement of Cash Flows for the year ended June 30, 2012 and 2011; Notes to the Consolidated Financial Statements.

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