Form 10-K/A
period 2012-06-30
VERITEC INC
filed 2012-10-24
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

(Amendment No. 1 )

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ______

_________________

VERITEC, INC

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-15113	95-3954373
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2445 Winnetka Avenue N. Golden Valley, MN 55427
(Address of Principal Executive Offices) (Zip Code)

(763) 253-2670
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 Par Value

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Veritec, Inc. (the “Company”) on Form 10-K for the annual period ended June 30, 2012, filed with the Securities and Exchange Commission on October 16, 2012 (the “Form 10-K), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

VERITEC, INC.

a Nevada corporation

Date: October 24, 2012	Veritec Inc.
	By	/s/ Van Thuy Tran
Name: Van Thuy Tran Title: Cheif Executive Officer
( Principal Executive Officer )

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors	October 24, 2012
Van Thuy Tran	(Principal Executive Officer)

/s/ JOHN QUENTIN	Chief Financial Officer	October 24, 2012
John Quentin	(Principal Financial Officer and Principal Accounting Officer)

/s/LAIRD POWERS	Director	October 24, 2012
Lair Powers

/s/ SANDRA HARTFIELD	Director	October 24, 2012
Sandra Hartfield

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Veritec, Inc. dated May 3, 1997 (incorporated by reference to exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, as filed on May 15, 2007).

3.2	Bylaws of Veritec, Inc. (incorporated by reference to exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, as filed on February 14, 2007).

10.1	Subscription Agreement and Letter of Investment Intent between Veritec, Inc. and various accredited investors dated March 3, 2009 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.2	Unsecured Term Promissory Note in favor of various lenders, dated March 3, 2009 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.3	Warrant to Purchase Common Stock issued to various accredited investors, dated March 3, 2009 (incorporated by reference to exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.4*	Employment Agreement by and between Veritec, Inc. and Jeffrey Hattara dated January 5, 2009 (incorporated by reference to exhibit 10.4 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.5*	Employment Agreement by and between Veritec, Inc. and Thomas McPherson dated December 5, 2008 (incorporated by reference to exhibit 10.5 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.6	Form of Stock Option Agreement (incorporated by reference to exhibit 10.6 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.7	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.7 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.8	2008 Incentive Compensation Bonus Plan (incorporated by reference to exhibit 10.8 to Form 10-K for the year ended June 30, 2011 as filed on October 13, 2011).

10.9*	Employment Agreement by and between Veritec, Inc. and Van Thuy Tran dated December 5, 2008 (incorporated by reference to exhibit 10.9 to Form 10-K for the year ended June 30, 2011 filed on October 13, 2011).

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

101.1+ The following financial information from Veritec, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in XBRL is filed herewith. (i) Consolidated Balance Sheets a June 30, 2012 and June 30, 2011; (ii) Consolidated Statement of Operations for the year ended June 30, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Deficit as at June 30, 2012; (v) Consolidated Statement of Cash Flows for the year ended June 30, 2012 and 2011; Notes to the Consolidated Financial Statements.

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