Form 10-Q
period 2012-09-30
VERITEC INC
filed 2012-12-27
CIK 773318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

Veritec, Inc.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-15113	95-3954373
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2445 Winnetka Avenue N. Golden Valley, MN 55427
(Address of Principal Executive Offices) (Zip Code)

(763) 253-2670
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐       No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2012, there were 15,920,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED September 30, 2012

PART II
ITEM 1	LEGAL PROCEEDINGS	14
ITEM 1A	RISK FACTORS	14
ITEM 2	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	14
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4	MINE SAFETY DISCLOSURES	14
ITEM 5	OTHER INFORMATION	14
ITEM 6	EXHIBITS	14
SIGNATURES		15

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
ASSETS	(Unaudited)

Current Assets:
Cash	$47,017	$62,115
Restricted cash	500,000	500,000
Accounts receivable, net of allowance of $12,604	1,785	11,133
Note receivable	5,000	—
Inventories	5,559	3,603
Prepaid expenses	4,350	4,350
Employee advances	37	637
Total Current Assets	563,748	581,838

Property and Equipment, net of accumulated depreciation of $234,901 and $234,740, respectively	483	644
Total Assets	$564,231	$582,482

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable, net of discount of $37,259 and $69,742, respectively	$871,619	$835,602
Notes payable, related party	2,389,662	2,283,985
Accounts payable	594,016	584,109
Accounts payable, related party	50,326	43,306
Customer deposits	442,623	469,114
Payroll tax liabilities	561,278	521,568
Accrued expenses	175,306	128,135
Total Current Liabilities	5,084,830	4,865,819

Commitments and Contingencies

Stockholders’ Deficit:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding	159,201	159,201
Additional paid-in capital	14,413,010	14,413,010
Accumulated deficit	(19,093,810)	(18,856,548)
Total Stockholders’ Deficit	(4,520,599)	(4,283,337)

Total Liabilities and Stockholders’ Deficit	$564,231	$582,482

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2012	2011

License and other revenue	$158,791	$204,716
Cost of Sales	63,757	55,257
Gross Profit	95,034	149,459

Operating Expenses:
Selling, general and administrative	209,203	200,688
Research and development	41,993	37,109
Total Operating Expenses	251,196	237,797

Loss from Operations	(156,162)	(88,338)

Other Income (Expense):
Interest income	2	—
Interest expense, including $38,677 and $37,499, respectively, to lated parties	(81,102)	(40,394)
Total Other Income (Expenses)	(81,100)	(40,394)

Net Loss	$(237,262)	$(128,732)

Loss Per Common Share,
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2012

(Unaudited)

`					Additional
	Preferred Stock		Common Stock		Paid-in		Accumulated
	Shares	Amount	Shares	Amount	Capital		Deficit	Total
Balance, July 1, 2012	1,000	$1,000	15,920,088	$159,201	$14,413,010		$(18,856,548)	$(4,283,337)

Net Loss for the Period	-	-	-	-	-		(237,262)	(237,262)
Balance, September 30, 2012	1,000	$1,000	15,920,088	$159,201	$14,413,010	$	$(19,093,810)	$(4,520,599)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(237,262)	$(128,732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	161	3,956
Amortization of discount on notes payable	32,483	-
Fair value of stock options issued to employees	-	2
Interest accrued on notes payable	48,619	40,221
Changes in operating assets and liabilities:
Accounts receivable	9,348	(43,082)
Inventories	(1,956)	555
Employee advances	600	200
Prepaid expenses	-	6,625
Customer deposits	(26,491)	148,148
Payroll tax liabilities	39,710	49,424
Accounts payables and accrued expenses	64,098	(29,976)

Net cash provided (used) by operating activities	(70,690)	47,341

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	(5,000)	-
Net cash used by investing activities	(5,000)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable Repayments on notes payable	67,000 (6,408)	19,500 --
Net cash provided by financing activities	60,592	19,500

NET INCREASE (DECREASE) IN CASH	(15,098)	66,841
CASH AT BEGINNING OF PERIOD	62,115	14,996
CASH AT END OF PERIOD	$47,017	$81,837

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,408	$173

See notes to condensed consolidated financial statements

 VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2012 and 2011 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The Condensed Consolidated Balance Sheet as of June 30, 2012 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2012.

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

C. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended September 30, 2012, the Company had a net loss of $237,262. At September 30, 2012, the Company had a working capital deficit of $4,521,082 and a stockholders’ deficiency of $4,520,599. The Company is delinquent or in default of $2,075,474 of its notes payable and is delinquent in payment of certain amounts due of $561,278 for payroll taxes and accrued interest and penalties as of September 30, 2012. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2013 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2013 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

For the three months ended September 30, 2012 and 2011 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

There were 8,260,445 and 6,789,717 potentially dilutive securities as of September 30, 2012 and 2011, respectively.

The potentially dilutive securities consisted of the following as of:

	September 30,	June 30,
	2012	2012
Warrants	275,000	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	7,258,196	6,382,758
Options	717,249	754,249
Total	8,260,445	7,422,007

Concentrations

During the three months ended September 30, 2012 and 2011, the Company had two customers that accounted for approximately 57% and 15% of sales in 2012, respectively, and three customers that accounted for approximately 10%, 29% and 34% of sales in 2011, respectively.   No other customers accounted for more than 10% of sales in either period. As of September 30, 2012 and June 30, 2012, the Company had approximately $6,050 (42%) and $1,675 (12%) and $6,050 (25%) and $10,025 (42%), respectively, of accounts receivable from its major customers.

For the three months ended September 30, 2012 and 2011, foreign revenues accounted for 87% (71% Korea and 16% Taiwan) and 64% (53% Korea, 10% Taiwan and 1% others) of the Company’s total revenues respectively.

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

F. NOTE RECEIVABLE

During the quarter ended September 30, 2012, the Company made a non-interest bearing short-term loan of $5,000 to a certain individual. The loan was repaid as of November 2012.

G. RELATED PARTY TRANSACTIONS

During the period ended September 30, 2012 and June 30, 2012 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. These advances have been classified as accounts payable, related party on the balance sheet. The Company also leases its office facilities from Ms. Van Tran.

H. NOTES PAYABLE

Notes payable consists of the following:

	September 30,2012	June 30, 2012
	(Unaudited)
Convertible notes payable (includes $126,937 and $124,921, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was fully amortized over the term of the notes payable. There was no unamortized discount as of September 30, 2012 and June 30, 2012, respectively. The notes are now in default.	$706,905	$695,815

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.05 to $0.33 per share, interest at 8 % to 10%, due on demand November 2010. $602,698 of the notes are now in default.	954,757	871,951

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	246,904	242,871

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now is default.	479,586	471,838

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	128,447	126,430

Note payable, unsecured, interest at 10%, due January 2010 and is now in default.	25,671	25,167

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand.	29,661	29,293

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013 and $12,187 is now in default.	22,438	22,110

Note payable, unsecured, interest at 5%, due January 2013. (1)	443,508	444,374

Note payable, secured by the Company’s intellectual property, interest at variable rates starting September, 2012, due December 2012.	259,140	257,957

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009 and is now in default.	1,523	1,523
Total	3,298,540	3,189,329
Less valuation discount on note payable	(37,259)	(69,742)
Grand total	3,261,281	3,119,587

(1) In connection with the issuance of the notes payable, two stockholders of the Company granted the lender the option to acquire 1,600,000 unrestricted shares of the Company’s common stock from the stockholder’s at a price of $0.40 per share. The agreement to provide the lender with the option to purchase shares of the two shareholders was presumed to be a separate arrangement between the Company and the lender. As such, the Company valued the shares as if they had provided the lender an option to acquire these shares. The aggregate value of the 1,600,000 shares was valued at $129,931 using Black-Scholes option valuation model with the following assumptions: expected life, 1 year, risk free interest rate, 0.10%, volatility, 250%, and dividend rate, 0%. The value of the option is being considered as a valuation discount and will be amortized over the one year life of the Note. For the period ended September 30, 2012, the Company recognized $32,483 of expense related to the amortization of this discount and is included in the interest expense in the consolidated statement of operations. The remaining valuation discount on note payable of $37,259 at September 30, 2012 is reflected as a valuation discount and offset to notes payable in the consolidated balance sheet.

For the purposes of Balance Sheet presentation notes payable have been grouped as follows:

	September 30,	June 30,
	2012	2012
Notes payable	$871,619	$835,602
Notes payable, related party	2,389,662	2,283,985
	$3,261,281	$3,119,587

I. STOCK-BASED COMPENSATION

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of September 30, 2012 and for the three months then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price

Outstanding at June 30, 2012	754,249	$0.42
Expired	(37,000)	$1.31
Outstanding at September 30, 2012	717,249	$0.37
Exercisable at September 30, 2012	717,249	$0.37

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2012 is 1.9 years. The options have no intrinsic value at September 30, 2012.

Stock-based compensation expense was $0 and $2 during the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was no unrecognized compensation costs related to stock options.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 fully vested warrants to acquire its common stock at an exercise price of $2 per share. The warrants expire in 2014. The warrants have no intrinsic value at September 30, 2012.

J. LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

K. AGREEMENTS

During the quarter ended September 30, 2011, the Company signed a 5-year joint venture agreement with Antero Payment Solutions for the use of each others’ technologies among other things and to promote and market each others’ prepaid debit card programs. Under the terms of the agreement the Company received $25,000 as an upfront license fee, which the Company has reflected as deferred revenue to be amortized over the term of the agreement. The agreement has a 5-year automatic renewal clause unless terminated by a written consent of both parties. During the three months ended September 30, 2012, the Company recognized revenue of $1,250 relating to this agreement. As of September 30, 2012, the balance remaining to be amortized was $19,667.

The Company also signed a 5-year strategic agreement with National Identity Solutions (NIS) for the promotion and marketing of the Company’s prepaid debit card program and NIS’ identity theft solutions. The agreement requires NIS to pay an upfront license fee of $250,000 of which $125,000 was paid as of September 30, 2011 with the remaining balance of $125,000 paid as of December 31, 2011. Both payments have been reflected as deferred revenue to be amortized over the term of the agreement. The agreement automatically renews annually unless terminated by either party. During the three months ended September 30, 2012, the Company recognized revenue of $12,500 relating to this agreement. As of September 30, 2012, the balance remaining to be recognized was $202,847.

L. SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2012, the Company borrowed a total of $93,000 from The Matthews Group, a related party at 10% annual interest due on demand. The notes are convertible into the Company’s common stock at $0.10 per share.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – September 30, 2012 compared to September 30, 2011

We had a net loss of $237,262 for the three months ended September 30, 2012, compared to a net loss of $128,732 for the three months ended September 30, 2011.

Revenue

License and other revenues are derived from our product identification systems sold principally to customers in the LCD monitor industry. For the three months ended September 30, 2012, license and other revenue was $158,791 compared to $204,716 for the three months ended September 30, 2011, a decrease of $45,925. The license and other revenue decreases are attributable to the decrease in demand for licenses during the quarter. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2012 totaled $63,757 and for the three months ended September 30, 2011, cost of sales were $55,257, an increase of $8,500. The increase in cost of sales for the three months ended September 30, 2012, was the result of an increase in the cost of maintaining the Company’s data processing center for its mobile banking operations, which made up 80% of the total cost of sales in the current period compared to 78% in the quarter ended September 30, 2011.

Operating Expenses

Sales and marketing expense for the three months ended September 30, 2012 were $26,668 compared to $40,140 for the three months ended September 30, 2011, a decrease of $13,472. For the three months ended September 30, 2012, the Company had one direct sales staff person. The Company, for the three months ended September 30, 2012, paid out commissions of $173 compared to $314 for the three month period ended September 30, 2011.

General and administrative expenses for the three months ended September 30, 2012 were $182,535 compared to $160,548 for the three months ended September 30, 2011, an increase of $21,987 over the three months ended September 30, 2011. The increase was mainly the result of increases in some of the expenditures for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Legal fees increased by $9,870 due to patent renewal costs. The Company also saw increases of $23,341 in professional fees, $9,644 in contract and temporary help costs, and $11,837 in bank charges. These increases were offset by decreases in business insurance of $6,743 and directors fees of $3,000 over the three months ended September 30, 2011.

Research and development expense for the three months ended September 30, 2012 totaled $41,993 versus $37,109 for the three months ended September 30, 2011. The increase of $4,884 was principally the result of increase in contract and temporary help costs that increased by $4,288.

Other Income (Expense)

Interest expense for the three months ended September 30, 2012, was $81,102 compared to $40,394 in the same period ended September 30, 2011. The increase was due to amortization of discount on notes payable expense in the period ended September 30, 2012 compared to none in the period ended September 30, 2011.

Liquidity

Our decrease in cash and cash equivalent to $47,017 at September 30, 2012 compared to $62,115 at June 30, 2012 was the result of $70,690 used in operating activities offset by $60,592 provided by financing activities.  Net cash used in operations during 2012 was $70,690 compared with $47,341 provided by operations during the same period in 2011.  Cash used in operations during 2012 was primarily due to the increase in payroll liabilities offset by the net loss in the period, decreases in accounts receivable, and increases in accounts payable and accrued expenses.  Net cash used in investing activities during 2012 was $5,000 compared with no net cash used in investing activities during 2011.  Net cash provided by financing activities of $60,592 during 2012 was due to proceeds from notes payable of $67,000.  During the same period in 2011, the net cash provided by financing activities of $19,500 was from net proceeds from notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended September 30, 2012, the Company had a net loss of $237,262. At September 30, 2012, the Company had a working capital deficit of $4,521,082 and a stockholders’ deficiency of $4,520,599. The Company is delinquent or in default of $2,075,474 of its notes payable and is delinquent in payment of certain amounts due of $561,278 for payroll taxes and accrued interest and penalties as of September 30, 2012. The Company’s operations are currently being supported by borrowings from affiliated parties, and its cash and forecasted cash flow from operations will not be sufficient to continue operations without continued external investment. The Company believes it will require additional funds in the near future to continue its operations and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing further dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

Subsequent to the quarter ended September 30, 2012, the Company borrowed a total of $93,000 from The Matthews Group, a related party at 10% annual interest due on demand. The notes are convertible into the Company’s common stock at $0.10 per share.

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

ITEM 4 CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2012.

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2012, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $2,075,474 representing principal and accrued interest as of the date of filing this report.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

 ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $561,278 for payroll taxes and accrued interest and penalties as of September 30, 2012.

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
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and June 30, 2012; (ii) Consolidated Statement of Operations for the three months ended September 30, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Deficit as at September 30, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011; (v) Notes to the Consolidated Financial Statements.

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

VERITEC, INC.

Date: December 27, 2012	Veritec, Inc.
By: /s/ Van Tran
Van Tran Chief Executive Officer
( Principal Executive Officer)

Date: December 27, 2012	Veritec, Inc.
By: /s/ John Quentin
John Quentin Chief Financial Officer
( Principal Financial Officer)