Form 10-K
period 2014-06-30
VERITEC INC
filed 2014-10-20
CIK 773318

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any,

every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T during the preceding 12 months

(or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,

and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, computed by reference to the average bid price of the common stock on December 31, 2013, was $1,273,607.

Number of shares outstanding as of June 30, 2014 was: 15,920,088.

VERITEC, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

TABLE OF CONTENTS

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

ITEM 1 BUSINESS

Summary

The Company is primarily engaged in the development, marketing, sales and licensing of products and rendering of professional services related thereto in the following two fields of technology: (1) proprietary two-dimensional matrix symbology (also commonly referred to as “two-dimensional barcodes” or “2D barcodes”), and (2) mobile banking prepaid debit card solutions.

In this Form 10-K, the Company’s two-dimensional matrix symbology technology will hereafter be referred to as the Company’s “Barcode Technology”, and the Company’s mobile software banking technology will hereafter be referred to as its “Mobile Banking Technology”. The Mobile Banking Technology is used to offer Prepaid Card Programs to sponsor banks and approved applicants/cardholders. These programs may also be referred to as the MTC™ card or the Blinx ON-OFF™ Prepaid Card programs.

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

On January 12, 2009, Veritec formed a wholly owned subsidiary, Veritec Financial Systems, Inc., a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization and Third-Party Servicer. As a Cardholder Independent Sales Organization, Veritec was able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provided back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank. As of October 2010 the Company’s registration with Security First Bank terminated. As of April 2011, the Company signed an ISO and processor agreement with Palm Desert National Bank (which was later assigned to First California Bank) to market and process the Company’s Visa branded card program on behalf of the bank. On August 8, 2014 Veritec signed a letter of intent to purchase all assets of Tangible Payments System LLC, With Veritec’s purchase of Tangible’s payment processing software solutions, Veritec is uniquely positioned for growth and expansion into an open market.

The program was implemented at First California Bank (FCB) in June, 2011. The blinx On-Off brand was introduced as part of the implementation, at FCB. Going forward, accounts would be issued as blinx ON-OFF™ branded cards under First California Bank. In 2013 First California Bank was acquired by Pacific Western Bank (PWB) in its entirety. PWB decided to exit the Prepaid Card sponsorship business and notified all of its Prepaid Card Program Managers, including (Veritec) that their bank sponsorship agreements were terminated and the programs would be closed by the end of 2013. PWB provided Veritec several references to banks that were interested in sponsoring Prepaid Card programs such as Veritec’s blinx ON-OFF™ program including Central Bank of Kansas City (CBKC). Veritec entered into discussions with CBKC about sponsoring the Veritec program and a sponsorship agreement was reached between Veritec and CBKC in October 2013. The Visa and First Data Payment Networks approved the bank sponsorship change in November, 2013. Unexpected regulatory delays to the transfer process caused PWB to extend the program closure date to February 28, 2014. The transfer and transition of the blinx ON-OFF™ Prepaid Card program from PWB to CBKC was completed on February 5, 2014. The Veritec blinx ON-OFF™ Prepaid Card Program became live at CBKC on that date.

The Veritec Prepaid Card Program provides full services to the sponsor bank. These services include program management, promotion and marketing, application processing, account activation, compliance management, fraud monitoring, accounts reconciliation and dispute resolution. Veritec provides cardholders with automated and live agent customer service, full disclosures, an online account management portal, monthly statements, convenient deposit options, global access to PIN and Signature transactions, and, ATM withdrawals through the Visa and First Data/Star Networks.

On September 30, 2014, Veritec ("Buyer"),   and Tangible Payments LLC ("Seller"), a Maryland Limited Liability Company, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which Veritec acquired certain assets and liabilities of the Tangible Payments LLC. As part of the Asset Purchase Agreement, Timothy Spear, the President of Tangible Payments LLC, entered into employment agreement with Veritec. The employment agreement makes Timothy Spear a principal officer in the Veritec Company.

The purchase price for the acquisition was comprised of 250,000 shares of restricted stock of Veritec valued at $37,500, issuable upon closing, and an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1.3 million.

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

The Company believes that its Mobile Banking Technology platform and its blinx On-Off™ debit card Program is a significant advance in mobile banking and close loop/open loop debit technology and is capable of bringing significant value to card issuing and sponsoring organizations, whether they be commercial or government.

(a)	MTC™ Debit Card - Visa® Prepaid Card Programs

In the fourth quarter of fiscal 2009, the Company announced the release of its Mobile Toggle Card (MTC™) Program on the Company’s mobile banking software platform under the sponsorship of Security First Bank. Veritec’s mobile banking software platform is a debit based, pre-paid and gift card solution that is licensed by Veritec’s wholly owned subsidiary, Veritec Financial Systems, Inc. to debit card issuers and sponsoring organizations. Under the MTC™ Program, card issuers and sponsors may provide the MTC™ branded debit or gift cards to individuals with and without demand deposit accounts (e.g., the latter the “under-banked”). The MTC™ card may be part of a Visa® branded program and, as such, the cards are accepted anywhere in the world that Visa cards are accepted.

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

(b)	blinx ON-OFF Debit Card - Visa® Prepaid Card Programs

In June, 2011 Veritec began marketing the blinx ON-OFF™ branded card under the sponsorship of First California Bank, The blinx ON-OFF™ card is based on the Mobile Banking Technology platform and offers the same features and functions as the MTC™ branded card but with different pricing for First California Bank sponsored cards.

(c)	Custom Branded Debit Card Programs

In addition to the MTC™ and blinx ON-OFF™ branded program, the Company enables card issuers and sponsors to issue debit, pre-paid and gift cards under their own branded programs through licensed use of the mobile banking platform and the Company’s provision of related professional services.

Veritec’s mobile banking solution also enables member card programs to be processed and settled member rewards to its members in either an open or closed loop processing environment. In addition to its front-end licensing and professional services, the Company also provides back-end card processing services to the card issuing institutions for all cardholder transactions on the licensed platform. The Company’s Mobile Banking Technology resides within a Payment Card Industry (PCI) compliant data processing center.

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

The Company has a portfolio of Seven United States and Eight foreign patents. In addition, we have three U.S. and Eight foreign pending patent applications.

A significant amount of the Company’s intellectual property takes the form of trade secrets and copyrighted works of authorship. The Company treats the source code to its Barcode Technology and Mobile Banking Technology as trade secrets, and its licensed software applications are copyrightable subject matter.

We have a portfolio of registered and pending trademarks in the U.S. and foreign jurisdictions, including registrations for the marks “VSCode®” and “VeriCode®”. The Company uses “Veritec” as a trade mark and service mark, as well as it serving as the Company’s trade name.

Major Customers

The Company’s five biggest customers in fiscal 2014 represented an aggregate of 61% of our revenue. During fiscal 2014 and 2013, 56% and 98% respectively, of our revenue was from customers outside the United States.

Engineering, Research and Development

As of June 30, 2014, the Company employed two engineers and engaged five engineering independent contractors. During the fiscal year that ended June 30, 2014, we concentrated on several projects which included the development of our Mobile debit and member rewards banking platform, and the continued development of the FCR-500 fingerprint and card reader, the VeriSuite™ Bio-ID software platform, the PhoneCodes™ software platform. All of these projects are currently in various stages of development or have been completed.

Competition

Our Mobile Banking Technology competes with other independent sales organizations and third party services of Visa branded card programs, including TransCash Corporation, Ready Debit Card by MetaBank, Millenium Advantage Card by New Millenium Bank, and Wired Plastic by Bancorp Bank. The Company believes, however, that there are very few companies that have the Company’s collective attributes of (1) being an independent sales organization of Visa branded and non-branded prepaid card programs, (2) being a third party servicer (e.g., back end processor) for banks issuing Visa branded and non-branded prepaid card programs, (3) being the developer, marketer and licensor of the mobile banking platform on which Visa branded and non-branded card program cardholder transactions take place, and (4) having a mobile banking platform that enables real-time transaction processing and enabling cardholders to manage their accounts by enabling cardholders to toggle their cards and their website accounts on and off via their mobile phones.

Our Barcode Technology (e.g., VeriCode® and VSCode®) competes with alternative machine-readable codes such as conventional one dimensional and two dimensional bar code systems, including Data Matrix, QR, CP, Maxi Code, PDF-417, RF-ID and smart cards (e.g., cards with integrated circuits). We think that the Company’s Barcode Technology is far better than the 2D barcode competition because the competition here is a commodity focused principally on convenience. Our Barcode Technology is much more robust in terms of data storage and much more secure, due in part to the source code being kept as a trade secret. The Company’s Barcode Technology is far better than RF-ID and smart cards because it is far less expensive and it is not susceptible to breaking. Competitors offering alternative symbologies include Motorola Inc. (NYSE: MOT); Zebra Technologies Corporation (NASDAQ: ZBRA); and Siemens Energy and Automation, Inc., a subsidiary of Siemens AG (NYSE: SI).

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

Employees

As of June 30, 2014, the Company employed three employees and nine independent contractor consultants.

Financial Information about Geographic Areas

For the fiscal year ended, June 30, 2014, United States customers accounted for 44% (2% in fiscal 2013) of the Company’s total revenue. The remaining revenue of 56% (98% in fiscal 2013) was from foreign customers. Our foreign revenues in all periods have been concentrated in Japan, Korea, Taiwan, China and Germany.

ITEM 2 PROPERTIES

We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the
Chairman of the Board and the Chief Executive Officer of the Company. Our lease requires monthly payments of $4,200 which ran through June 30, 2015, and was automatically extended for two one-year term.

ITEM 3 LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

In December, 2013, the Company filed a complaint in Eighth Judicial District Court of Clark County, Nevada against Pacific Stock Transfer Company (“Pacific”). Veritec utilized the service of Pacific to administer its securities transfer for a period of time, but because dissatisfied with Pacific’s performance Veritec sent Pacific a letter terminating its services as transfer agent. Pacific refused to turn over Veritec’s documents and file a required termination notice, demanding a

“termination fee” of $7,500. Believing it was being extorted and its securities documents held hostage, Veritec filed a lawsuit seeking injunctive relief. On September 15, 2014, this case was settled between both parties to split the $11,260 deposited with the court.

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

Market Price Range of Common Stock	Fiscal 2014		Fiscal 2013
Quarter Ended	High	Low	High	Low
September 30.09		.09	.05	.05
December 31.11		.03	.08	.08
March 31.07		.07	.20	.16
June 30.07		.07	.15	.15

Shareholders

As of June 30, 2014, there were approximately 780 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements; we do not anticipate paying any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During fiscal year 2014 and 2013, we did not issue any other equity securities that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding awards granted pursuant to our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	3,056,500	$0.42	—

Total	3,056,500	$0.42	—

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 0 and 10,000 options under this arrangement in 2014 and 2013, respectively.

ITEM 6 SELECTED FINANCIAL DATA

The Company, as a smaller reporting company, is not required to provide disclosure under this Item 6.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – June 30, 2014 compared to June 30, 2013

We had a net income of $302,053 in the fiscal year ended June 30, 2014 compared to a net loss of $821,572 in the fiscal year ended June 30, 2013.

License and other revenue

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2014	2013	$	%

BarCode Technology	$1,623,109	$707,526	$915,583	129.4
Mobile Banking Technology	12,254	12,646	(392)	3.0

Total Revenues	$1,635,363	$720,172	$915,191	127.1

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the year ended June 30, 2014, was in China.

Cost of Sales

Cost of sales for the year ended June 30, 2014 and 2013, totaled $345,107 and $258,217, respectively. As a percentage of revenue, for the year ended June 30, 2014, cost of sales was 21.1% compared to 35.9% for the year ended June 30, 2013.

Operating Expenses

General and administrative expenses for the fiscal year ended June 30, 2014 were $578,947, compared to $791,314 for fiscal year ended June 30, 2013, a decrease of $212,367. The decrease was the result of decreases in employee stock bonuses of $181,171, legal fees of $29,593, Patent renewal charges of $18,617, and public company fees of $19,987.

Sales and marketing expense for the fiscal year ended June 30, 2014 was $31,590 compared to $86,067 for the fiscal year ended June 30, 2013, a decrease of $54,477. The Company’s sales and marketing payroll and related costs decreased by $25,826 for the year ended June 30, 2014 as a result of the Company’s cost reduction strategy.

Research and development expense for the year ended June 30, 2014 totaled $188,811 compared to $128,672 for the year ended June 30, 2013, an increase of $60,139. This increase was a result of research and development for the Company’ mobile banking and members’ rewards program

Other Expenses, net

Other expense, net balances for the years ended June 30, 2014 and 2013 of $188,856 and $277,473, respectively, were substantially attributable to Interest expense for the years then ended. Interest expense for the fiscal year ended June 30, 2014 was $188,914 compared to $279,481 for the fiscal year ended June 30, 2013, a decrease of $90,567. The decrease was a result of increase in sales and reductions of costs that lower the Company cash requirement from our lenders.

Capital Expenditures and Commitments

We made capital purchases of $1,234 and $0 in fiscal 2014 and 2013, respectively.

Liquidity

Our decrease in cash and cash equivalent to $24,665 at June 30, 2014 compared to $75,918 at June 30, 2013 was the result of $291,760 in cash provided by operating activities; $1,234 used in investing activities; and $341,779 used in financing activities. Net cash provided by operations during 2014 was $292,760 compared with $92,288 used in operations during the same period in 2013. Cash provided by operations during 2014 was primarily due to the net income in the period. Net cash used in investing activities of $1,234 during 2014 compared with $0 during 2013 was the result of the purchase of property and equipment. Net cash used in financing activities of $341,779 during 2014 was primarily due to proceeds received from notes payable of $68,500 offset by payments of $410,279 on notes payable. During the same period in 2013, the net cash used in financing activities of $85,485 was from proceeds received from notes payable of $180,000 offset by payments of $265,962 on notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2014, the Company had a working capital deficit of $4,634,044 and a stockholders’ deficiency of $4,582,088. The Company is currently in default of $3,142,219 of notes payable and is also delinquent in payment of certain amounts due of $539,218 for payroll taxes and accrued interest and penalties as of June 30, 2014.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2015 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2015 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty. Our auditor has issued a “going concern” qualification as part of their opinion in the Audit Report for the year ended June 30, 2014.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant Company stockholder. As of June 30, 2014, the Company had $24,665 in cash and a $4,634,044 working capital deficit. The Company will require additional funds to continue its operations through fiscal year 2015 and continue to develop its existing and future projects by obtaining investment funds, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. As in the past, The Matthews Group and certain individual have expressed their willingness to provide continue support to the Company. However, there is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. If the Company cannot raise such capital, or if the cost of such capital is too high, we may be unable to successfully launch or continue development of new products. If losses continue, we may be unable to continue in business.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, that will expire on June 30, 2015 which was automatically extended for two one-year term. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the two-year lease commitment is $100,800.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation for employees are measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date. The value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Revenue Recognition

The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" and related amendments. Revenues for the Company are classified into four separate products; license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, identification card revenue, and debit card revenue. Revenues from licenses, hardware, and identification cards are recognized when the product is shipped, when there is no longer any service or other continuing obligation, and collection is reasonably assured. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

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

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

ITEM 8 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Veritec, Inc.

Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

October 20, 2014

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND 2013

	2014	2013
ASSETS

Current Assets:
Cash	$24,665	$75,918
Accounts receivables, net of allowance of $13,395 and $13,151, respectively	70,500	288,323
Inventories	7,829	4,815
Prepaid expenses	17,143	32,887
Total Current Assets	120,137	401,943

Restricted cash	51,957	499,277
Property and Equipment, net	994	—

Total Assets	$173,088	$901,220

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$493,017	$787,153
Notes payable, related party – in default	2,649,202	2,525,948
Accounts payable	540,794	497,518
Accounts payable, related party	78,753	82,129
Customer deposits	91,260	71,287
Deferred revenues	258,764	1,026,675
Payroll tax liabilities	539,218	680,461
Accrued expenses	104,168	143,309
Total Current Liabilities	4,755,176	5,814,480

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of June 30, 2014 and 2013	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding as of June 30, 2014 and 2013	159,201	159,201
Common stock to be issued, 375,000 shares and 125,000 shares, respectively	39,596	10,477
Additional paid-in capital	14,594,181	14,594,181
Accumulated deficit	(19,376,066)	(19,678,119)
Total Stockholders' Deficiency	(4,582,088)	(4,913,260)

Total Liabilities and Stockholders’ Deficiency	$173,088	$901,220

 The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013

License and other revenue	$1,635,363	$720,172
Cost of Sales	345,107	258,217

Gross Profit	1,290,256	461,955

Operating Expenses:
General and administrative	578,947	791,315
Sales and marketing	31,590	86,067
Research and development	188,810	128,672
Total Operating Expenses	799,347	1,006,054

Income (Loss) from Operations	490,909	(544,099)

Other Expense:
Interest income	58	2,008
Interest expense, including $152,501 and $171,963, respectively, to related parties	(188,914)	(279,481)
Total Other Expense	(188,856)	(277,473)

Net Income (Loss)	$302,053	$(821,572)

Net Income (Loss) Per Common Share -
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)

Weighted Average Number of Shares Outstanding -
Basic	15,920,088	15,920,088
Diluted	18,976,588	15,920,088

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Preferred Stock		Common Stock		Common Stock to be	Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficiency

BALANCE, June 30, 2012	1,000	$1,000	15,920,088	$159,201	$—	$14,416,010	(18,856,547)	$(4,280,336)

Shares issued for services	—	—	—	—	7,477	—	—	7,477
Stock based compensation	—	—	—	—	3,000	178,171	—	181,171
Net loss	—	—	—	—	—	—	(821,572)	(821,572)

BALANCE, June 30, 2013	1,000	1,000	15,920,088	159,201	10,477	14,594,181	(19,678,119)	(4,913,260)

Shares issued for services	—	—	—	—	3,869		—	3,869
Stock based compensation	—	—	—	—	25,250		—	25,250
Net income	—	—	—	—		—	302,053	302,053

BALANCE, June 30, 2014	1,000	$1,000	15,920,088	$159,201	$39,596	$14,594,181	(19,376,066)	(4,582,088)

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$302,053	$(821,572)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	239	644
Allowance on accounts receivable	244	547
Shares issued for services	3,869	7,477
Fair value of stock options issued to employees	25,250	181,171
Amortization of discount on notes payable	—	69,742
Interest accrued on notes payable	170,897	209,733
Changes in operating assets and liabilities:
Accounts receivable	217,579	(277,737)
Restricted cash	447,320	723
Inventories	(3,014)	(1,212)
Prepaid expenses	15,744	(27,900)
Deferred revenues	(767,911)	690,950
Payroll tax liabilities	(141,242)	158,893
Customer deposit	19,973	(62,102)
Accounts payables and accrued expenses	759	(29,592)
Net cash provided by operating activities	291,760	99,765

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,234)	—
Net cash used in investing activities	(1,234)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	(300,279)	(163,962)
Proceeds from notes payable, related party	68,500	180,000
Payment on notes payable, related party	(110,000)	(102,000)
Net cash used in financing activities	(341,779)	(85,962)

NET (DECREASE) INCREASE IN CASH	(51,253)	13,803

CASH AT BEGINNING OF YEAR	75,918	62,115

CASH AT END OF YEAR	$24,665	$75,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,423	$-

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company refers to Veritec, Inc. (Veritec) and its wholly owned subsidiaries, Vcode Holdings, Inc. (Vcode®), and Veritec Financial Systems, Inc. (VTFS).

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

The Company’s Barcode Technology was originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780.  Our principal licensed product to date that contains our VeriCode ® Barcode Technology has been a product identification system for identification and tracking of manufactured parts, components and products mostly in the liquid crystal display (LCD) markets. The VeriCode® symbol is a two-dimensional high data density machine-readable symbol that can contain up to approximately 500 bytes of data.

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

On January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market.  In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization and Third-Party Servicer.  As a Cardholder Independent Sales Organization, Veritec was able to promote and sell Visa branded card programs.  As a Third-Party Servicer, Veritec provided back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank. As of October 2010 the Company’s registration with Security First Bank terminated. As of April 2011 the Company signed an ISO and processor agreement with Palm Desert National Bank (which was later assigned to First California Bank) to market and processes the Company’s Visa branded card program on behalf of the bank. First California Bank was sold to Pacific Western Bank and June 2013 Pacific Western Bank closed its entire debit card division and transferred its contract with VTFS to Central Bank of Kansas City Bank. On February 5th, 2014 the entire relationship between Veritec and Pacific Western Bank ended and the new relationship with Central Bank of Kansas City began.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation.

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

Inventories

Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method. Inventory is net of reserves of $23,900 at both June 30, 2014 and 2013.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Based upon management’s assessment, there were no indicators of impairment at June 30, 2014 or 2013.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balance in excess of the guarantee during the year ended June 30, 2013.

Major Customers:

Customers in excess of 10% of total revenues were as follows:

	Years Ended June 30,
	2014	2013

Customer A	31%	18%
Customer B	16%	11%
Customer C	8%	31%
Customer D	6%	12%
	61%	72%

As of June 30, 2014, the Company had approximately $86,361 (69%) and $23,250 (19%) of accounts receivable due from its major customers. As of June 30, 2013, the Company had approximately 250,000 (83%) and $26,563 (9%), respectively, of accounts receivable due from its major customers.

Foreign Revenues:

Foreign revenues accounted for 70% of the Company’s total revenues in fiscal 2014 and 96% in fiscal 2013. (54% Korea, 10% Taiwan, and 8% others in fiscal 2014 and 21% Taiwan, 70% Korea, and 5% others in fiscal 2013.)

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3 - Unobservable inputs based on the Company's assumptions.

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2014 or 2013.

For certain financial instruments, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and current liabilities, including notes payable and convertible notes, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Revenue Recognition

The Company accounts for revenue recognition in accordance with guidance of the Financial Accounting Standards Board. Revenues for the Company are classified into four separate products: license revenue (Veritec’s Multi-Dimensional matrix symbology), hardware revenue, identification card revenue, and debit card revenue.

Revenues from licenses, hardware, and identification cards are recognized when the product is shipped, the Company no longer has any service or other continuing obligations, and collection is reasonably assured. The process typically begins for license and hardware revenue with a customer purchase order detailing its hardware specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and hardware products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or hardware are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

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

Shipping and Handling Fees and Costs

For the years ended June 30, 2014 and 2013, shipping and handling fees billed to customers of $2,125 and $1,816, respectively were included in revenues and shipping and handling costs of $2,032 and $1,675, respectively were included in cost of sales.

Research and Development

Research and development costs were expensed as incurred.

Loss per Common Share

Basic earnings (loss) per share are computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation as their effect is antidilutive.

For year ended June 30, 2014 the calculation of diluted earnings per share included stock options and warrants, calculated under the treasury stock method, and excluded preferred stock since the effect was antidilutive. For the year ended June 30, 2013 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The calculation of weighted average shares outstanding – diluted is as follows:

	June 30
	2014	2013

Net income (loss) attributable to common stockholders	$302,053	$(821,572)
Denominator:
Weighted average shares outstanding - basic	15,920,088	15,920,088
Effect of dilutive instruments:
Options	3,056,500	—
Weighted average shares outstanding-diluted	18,976,588	15,920,088

As of June 30, 2014 and 2013, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive

	June 30,
	2014	2013
Warrants	—	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	6,347,046	8,146,039
Options	—	3,165,583
Total	6,357,046	11,596,622

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation for employees are measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Options vest and expire according to terms established at the grant date. The value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2014, the Company had a working capital deficit of $4,635,039 and a stockholders’ deficiency of $4,582,088. The Company is in default of $3,142,219 of its note payable obligations and is also delinquent in payment of certain amounts due of $539,218 for payroll taxes and accrued interest and penalties as of June 30, 2014. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2015 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding. Through June 2014, TMG, executives, and some individuals have funded $3,033,835 mostly in the form of convertible notes payable. During fiscal year 2014, TMG and some individuals funded $68,500, mostly in the form of convertible notes payable.

NOTE 3 – RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the bank. At June 30, 2014 and 2013, the restricted cash totaled $51,957 and $499,277, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheet.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	June 30,
	2014	2013

Furniture and equipment	$140,316	$139,083
Software	73,000	73,000
Vehicles	23,301	23,301
	236,617	235,384
Less accumulated depreciation	235,623	235,384

	$994	$—

Depreciation expense for the years ended June 30, 2014 and 2013 was $239 and $644, respectively.

NOTES 5 – RELATED PARTY TRANSACTIONS

During the years ended June 30, 2014 and 2013 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. The balances due Ms. Tran as of June 30, 2014 and 2013 were $78,753 and $82,129, respectively. These advances have been classified as accounts payable, related party on the accompanying consolidated balance sheets.

The Company has relied on The Matthews Group, LLC (TMG), and a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding (see Note 6). The Company also leases its office facilities from Ms. Van Tran (see Note 10).

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following as of:

	June 30,
	2014	2013
Convertible notes payable (includes $130,898 and $132,920, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest is convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The notes are currently in default.	$783,261	$739,815

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8 % to 10%, due on demand to November 2010. The notes are currently in default.	1,010,148	1,023,173

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	281,364	258,871

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	546,621	502,578

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	146,468	134,430

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is now in default.

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand	29,156 32,215	27,167 30,753

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013 and is now in default.	25,614	23,411

Notes payable, unsecured, interest at 5%, due January 2013. (1)	—	301,228

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012 and is now in default.	285,606	270,150

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was due November 2009 and is now in default.	1,766	1,525
Total	$3,142,219	$3,313,101

(1) In connection with the issuance of the notes payable, two stockholders of the Company granted the lender the option to acquire 1,600,000 unrestricted shares of the Company’s common stock from the stockholder’s at a price of $0.40 per share. The agreement to provide the lender with the option to purchase shares of the two shareholders was presumed to be a separate arrangement between the Company and the lender. As such, the Company valued the shares as if they had provided the lender an option to acquire these shares. The aggregate value of the 1,600,000 shares was valued at $129,931 using Black-Scholes option valuation model with the following assumptions: expected life, 1 year, risk free interest rate, 0.10%, volatility, 250%, and dividend rate, 0%. The value of the option is being considered as a valuation discount and was amortized over the one year life of the Note. For the year ended June 30, 2013, the Company recognized the remaining $60,189 of expense related to the amortization of this discount and is included in the interest expense in the consolidated statement of operations.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	2014	2013
Notes payable	$493,017	$787,153
Notes payable, related party	2,649,202	2,525,948
	$3,142,219	$3,313,101

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The articles of incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2014 and 2011, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock

Common stock consists of $.01 par value, 50,000,000 shares authorized, 15,920,088 shares issued and outstanding as of June 30, 2014 and 2013.

Common Stock to be issued

Shares to be issued to consultant for services rendered

On June 7, 2013, the Company entered into a "Business Development Agreement" with a consultant to assist the Company in establishing business relationships in the United States and to assist in seeking financing for the Company. Upon signing of the agreement the Company granted the consultant 50,000 shares of common stock with a fair value at the date of grant of $7,477 as an initial non-refundable engagement fee and recognized such amount as consulting fee during the fiscal year June 30, In December 2013 and in March 2014, the Company an additional ing 50,000 shares of common stock issuable under the agreement, and recorded the aggregate fair value as of their grant dates of $3,869 as consulting fees during the fiscal year ended June 30, 2014. The shares due have not been issued as of June 30, 2014 and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

Shares to be issued to directors for services

During the year ended June 30, 2014, the Company granted an aggregate of 275,000 shares of the Company’s common stock to 4 of the Company’s directors for services rendered and recognized as directors’ fees during the fiscal year ended June 30, 2014 based on their fair value on their grant dates in the aggregate amount of $25,250. The shares due have not been issued as of June 30, 2014 and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options

A summary of stock options as of June 30, 2014 and for the two years then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2012	754,249	$0.42
Granted	2,500,000	$0.08
Forfeited	(88,666)	$0.00
Outstanding at June 30, 2013	3,165,653	$0.42
Granted	—	$0.00
Forfeited	(109,083)	$0.00
Outstanding at June 30, 2014	3,056,500	$0.42
Exercisable at June 30, 2014	3,056,500	$0.42

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement 2013. There were no options granted in 2014 under this agreement. The weighted-average grant date fair value for options granted in fiscal 2013 was $0.43. The Company recognized stock-based compensation expense of $0 and $181,171 during the years ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was no remaining unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of June 30, 2014

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant. Volatility was based on the historical volatility of the Company’s common stock. The Company estimated the expected life of options based on historical experience and other averaging methods.

Years Ended June 30,
	2014	2013

Risk-free interest rates	--%	--%
Dividend yields	--%	--%
Volatility	--%	--%
Weighted average expected life	N/A	N/A

Additional information regarding options outstanding as of June 30, 2014 is as follows:

Options Outstanding at June 30, 2014				Options Exercisable at June 30, 2014

Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual Life	Exercise	Shares	Exercise
Exercise	Outstanding	(Years)	Price	Exercisable	Price

$0.13 - $1.45	3,056,500	2.06	$0.42	3,056,500	$0.42
	3,056,500			3,056,500

The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2014 is 2.06 years.

Stock Warrant

A summary of stock warrants as of June 30, 2014 and for the two years then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2012	275,000	$2.0
Granted	—
Forfeited	—
Outstanding at June 30, 2013	275,000	$2.0
Granted	—
Forfeited	(275,000)	$2.0
Outstanding at June 30, 2014	—

The Company issued 275,000 shares of warrants related to notes payable issued in fiscal year 2009. The warrants are fully vested as of issue date, and were exercisable at $2 per share. The weighted average contractual life of the warrants was 5 years, which expired in March 2014 and May 2014 during the current fiscal year ended June 30, 2014.

NOTE 9 - INCOME TAXES

Veritec files a consolidated income tax return in the United States. For the year ended June 30, 2014, net income was $302,053 and our provision for income taxes was zero. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income. For the year ended June 30, 2013, net loss was $821,572 and no income tax provision was recorded.

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

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended
	June 30,
	2014	2013
Federal Statutory tax rate	(34%)	(34%)
State tax, net of federal benefit	(6%)	(6%)
Change in valuation	(40%)	(40%)
Allowance	40%	40%
Effective tax rate	-%	-%

The following is a summary of the deferred tax assets):

	June 30,
	2014	2013
Net operating loss carryforwards	4,021,600	4,150,073
Valuation allowance	(4,021,600)	(4,150,073)
Net deferred tax asset	$—	$—

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized.

Veritec has net operating loss carryforwards of $10,054,000 for federal purposes available to offset future taxable income that expire in varying amounts through 2032. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its U.S. office facilities from its CEO/Executive Chair under a lease that expired June 30, 2013. that was automatically extended for a 2-year extension, requiring monthly payments of $4,200 plus common area costs. Future annual minimum lease payments are $50,400 in each fiscal year through 2014 totaling $100,800.

Strategic Partnership Agreements

On October 25, 2010, the Company entered into a Strategic Services Agreement with National Identity Solutions (NIS). The term of the license is for 5 years commencing on the effective date, which was the date of the first payment, or September 28, 2011. NIS paid the total fee of $250,000 in two installments. The Company classified this fee as deferred revenue to be recognized over the license term of 5 years as the Company has a continuing obligation. As of June 30, 2013, the amount of deferred revenues was $165,347. During the year ended June 30, 2014, the Company recognized revenue of $50,000 relating to this agreement. As of June 30, 2014, the balance remaining to be recognized was $115,347.

During the third and fourth quarter of the fiscal year ended June 30, 2013, the Company received $100,850 from a major customer for purchase of Veriwrite™ ID cards and custom platform/program. These products and services were not delivered or completed as of June 30, 2013. As a result, the $100,850 advanced money received from the Client was deferred as of June 30, 2013. During the year ended June 30, 2014, the Company completed and delivered the products/services to this Client thus recognized the $100,850 as revenues during the year ended June 30, 2014.

On November 14, 2012 (effective date), the Company entered into a Strategic Product License Agreement with AAA Western and Central New York (AAA) for $100,000 license fee. The term of the license is for 5 years commencing on the effective date. The Company has classified the license fee as deferred revenue to be recognized ratably over the license term of 5 years as the Company has a continuing obligation. As of June 30, 2013, the amount of deferred revenue was $92,500. During the year ended June 30, 2014, the Company recognized revenue of $20,000 relating to this agreement. As of June 30, 2014, the balance remaining to be recognized was $72,500. Classification as deferred revenue appears proper.

In May 2013 and June 2013, the Company received $500,000 and $52,600 (aggregated to $552,600) from Winforsys Co., Ltd. and Pan-Co International, Inc. respectively, as payment for 2,500 dongles and Vericode® license software and 130 dongles and Veriread™ license software. As of June 30, 2013, the Company was not able to complete and deliver the ordered items as a result the Company recorded the $552,600 as deferred revenues. During the year ended June 30, 2014, the Company completed and delivered the products to Winforysys Co., LTd and Pan-Co International, Inc. thus recognized the $552,600 as revenues during the year ended June 30, 2014.

On August 5, 2013, the Company and a Major truck leasing company entered into a distributor’s license agreement wherein the Company granted the Distributor authority to promote the licensed program of the Company (“On-Off Blink”) in the freight, trucking, equipment financing, equipment leasing, and consumer debt settlement industries (herein after referred as “Selected Industries”) in the United States, Canada and Mexico for a period of five years and may be extended for an additional periods of five years upon written agreement of the parties. The Company determined that the revenue process is not complete since the Company has yet to perform certain services to ensure that the program is in operation as planned once the product is in the market. Therefore, the $60,000 billed and collected fees were deferred as of June 30, 2014.

Incentive Compensation Bonus Plan

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees.

NOTE 11 – SUBSEQUENT EVENTS

Strategic Partnership Agreement

On July 14, 2014, the Company entered into a strategic partnership agreement with Cellular Network Centers (CNC) to combine the distribution of CNC products and services with the Company’s blinx On-Off™, TogglePay™ close loop/open loop prepaid and BI-O ID cards.  Per the terms of the agreement, the Company received $75,000 and plans to receive the remaining $75,000 by August 2014.  The Company, upon the receipt of the remaining $75,000, is obligated to issue CNC 100,000 shares of its common stock.

On March, 2014, the Company responded to a RFI (request for information) from AAA National to submit a proposal for the AAA Member Data Capture (MDC) program.  After an extensive evaluation process by the AAA MDC Committee which consists of 16 committee members, on August 2014, the Company received final confirmation and got the highest rate amongst the 4 remaining companies. The Company is waiting for the AAA MDC Committee to formally request the test launch for a national merchant discounts programs to be fully tested for AAA members.

August 2014 AAA Western & Central NY also notified its commitment and ready to launch the “Swipe and Save” and “Load and Pay” program with the Company before the end of 2014.

On September 30, 2014, Veritec ("Buyer"),   and Tangible Payments LLC ("Seller"), a Maryland Limited Liability Company, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which Veritec acquired certain assets and liabilities of the Tangible Payments LLC. As part of the Asset Purchase Agreement, Timothy Spear, the President of Tangible Payments LLC, entered into employment agreement with Veritec. The employment agreement makes Timothy Spear a principal officer in the Veritec Company.

The purchase price for the acquisition was comprised of 250,000 shares of restricted stock of Veritec valued at $37,500, issuable upon closing, and an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1.3 million.

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

The material weaknesses relate to lack of proper financial statement closing procedures, limited oversight from our audit committee on the external financial reporting process and internal control over financial reporting and lack of segregation of duties. Under the segregation of duties issues, our Chief Financial Officer was the sole preparer of the financial statements and periodic SEC reports with limited separate independent detailed review to prevent material errors.  Also the Chief Executive Officer has had authority to enter into significant contracts, as well as authority to sign checks, which could result in material fraud.

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

As a result of the material weaknesses described above, management concluded that, as of June 30, 2014, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the fiscal year ended June 30, 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	70
Laird Powers	Director	67
Keith Lane	Director	56
Sandra Hartfield	Director	63

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

Laird E. Powers was appointed as a member of our Board on March 4, 2008 and the Company’s audit committee on August 29, 2011. He is a private investor in emerging technology companies. He has been involved with Veritec since its early stages in 1986. In addition, for the past 25 years, he has been the president and owner of L.E. Powers Construction, a construction company in the Silicon Valley of California. He holds BS degree in Psychology with a Math minor from California State University - Hayward.

Keith Lane was appointed as a member of the Board on March 19, 2014. High school class of 1968, Keith was member National Honor society 1966-1968, a graduate of U of M School of Journalism. He worked for the Minneapolis Star Tribune newspaper in charge of advertising art and creative department and advertising sales department for many years. Keith went on to open his own Lane-Gorton advertising company in 1977 and now Lane & Associate Productions from 1984 to the present. Keith is specializing in consumer retail, financial institution advertising and marketing, packaging, graphic design and audio/video production.

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

Committee and Board Meetings

One meeting of our Board of Directors was held in fiscal 2014. We have the same audit committee during the fiscal year 2014. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business.

As of August 29, 2011, our Board has formed an audit committee composed of two of the current board members. The board of directors has determined that two members of the Audit Committee are independent under the rules of the SEC and the Nasdaq National Market and that Sandra Hartfield qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. Our board of directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and the Nasdaq Capital Market.

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

Family Relationships

None of our directors or executive officers is related to one another.

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

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2014 and 2013 received by individuals that served as our principal executive officer and principal financial officer during the last fiscal year, who are the only executive officers of the Company, our “Named Executive Officers”.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards	Option Awards	All Other Compensation ($)	(Total)
Van Thuy Tran	2014	$ 150,000	$ 0	$ 1,000	$ 0	$ 0	$ 151,000
Chief Executive Officer	2013	$ 150,000	$ 0	$ 0	$ 0	$ 0	$ 150,000

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

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended June 30, 2014:

Name	Fees Earned or Paid-in Cash ($)	Total ($)
(a)	(b)	(h)

Van Thuy Tran
Laird Powers
Sandra Hartfield
Keith Lane

Directors currently receive fees of $0 per meeting attended, plus expenses.

Outstanding Equity Awards at Fiscal Year End

None of our Named Executive Officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of October 2012 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 15,920,088 shares of common stock outstanding as of September 30, 2014.

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

Name	Number of Shares Beneficially Owned	Percent of Shares
Sandra Hartfield	0
Laird Powers(2)	102,984	1%
Van Thuy Tran (1)	79,250
Keith lane	0
All Officers and Directors as a group (4 persons)	182,234	1%
Van thuy Tran	3,971,564	25%
The Matthews Group LLC	7,784,628	49%
Larry Johanns (1) 518 North 12 Street, Osage, IA 50461	3,892,314	24%

(1)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Larry Johanns each own 50% of The Matthews Group. Includes unexercised warrants to purchase 75,000 shares of common stock issued for note payable to The Matthews Group that vested in March 2009.

(2)	Includes 25,000 unexercised warrants issued for not payable that vested in March 2009.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by the board of directors.

The Company leases its U.S. office facilities from its Chief Executive Officer under a lease that expired June 30, 2015 that was automatically extended for two one-year term and requiring monthly payments of $4,200 plus common area costs. Rent expense, included in operating cost, to related parties was $52,200 and $52,655 in 2014 and 2013, respectively. Future annual minimum lease payments total is $100,800 through 2015.

During 2014, the company issued to The Mathews Group unsecured notes totaling $68,500 at interest rate of 10%, due on demand.

During 2012, the Company issued to The Matthews Group and some individuals unsecured and convertible related party demand notes payable totaling $46,000 at interest rates ranging from 5% to 10%. In addition in July 2012 through October 3, 2012 the Company issued unsecured convertible demand note payable totaling $67,000, bearing interest rate of 10% per annum to a related party and an individual.

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

Item 14 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2014 and 2013 was $12,878 and $12,751 respectively.

Audit Related Fees

None.

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

Date: October 20, 2014		VERITEC, INC

	By:	/s/ VAN THUY TRAN
Van Thuy Tran
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors	October 20, 2014
Van Thuy Tran	(Principal Executive Officer)

/s/ LAIRD POWERS	Director	October 20, 2014
Lair Powers

/s/ KEITH LANE	Director	October 20, 2014
Keith Lane

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Veritec, Inc. dated May 3, 1997 (incorporated by reference to exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, as filed on May 15, 2007).

3.2	Bylaws of Veritec, Inc. (incorporated by reference to exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, as filed on February 14, 2007).

10.1	Subscription Agreement and Letter of Investment Intent between Veritec, Inc. and various accredited investors dated March 3, 2009 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.2	Unsecured Term Promissory Note in favor of various lenders, dated March 3, 2009 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.3	Warrant to Purchase Common Stock issued to various accredited investors, dated March 3, 2009 (incorporated by reference to exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.4*	Employment Agreement by and between Veritec, Inc. and Jeffrey Hattara dated January 5, 2009 (incorporated by reference to exhibit 10.4 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.5*	Employment Agreement by and between Veritec, Inc. and Thomas McPherson dated December 5, 2008 (incorporated by reference to exhibit 10.5 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.6	Form of Stock Option Agreement (incorporated by reference to exhibit 10.6 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.7	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.7 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.8	2008 Incentive Compensation Bonus Plan (incorporated by reference to exhibit 10.8 to Form 10-K for the year ended June 30, 2011 as filed on October 13, 2011).

10.9*	Employment Agreement by and between Veritec, Inc. and Van Thuy Tran dated December 5, 2008 (incorporated by reference to exhibit 10.9 to Form 10-K for the year ended June 30, 2011 filed on October 13, 2011).

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