Form 10-K
period 2013-06-30
VERITEC INC
filed 2015-06-26
CIK 773318

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Yes ☐  No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, computed by reference to the average bid price of the common stock on December 31, 2012, was $467,996.

Number of shares outstanding as of June 30, 2013 was: 15,920,088.

VERITEC, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

ITEM 1. BUSINESS

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

Major Customers

The Company’s five biggest customers in fiscal 2013 represented an aggregate of 98% of our revenue. During fiscal 2013 and 2012, 98% and 56% respectively, of our revenue was from customers outside the United States.

Engineering, Research and Development

As of June 30, 2013, the Company employed two engineers and engaged five engineering independent contractors. During the fiscal year that ended June 30, 2013, we concentrated on several projects which included the development of our Mobile debit and member rewards banking platform, and the continued development of the FCR-500 fingerprint and card reader, the VeriSuite™ Bio-ID software platform, the PhoneCodes™ software platform. All of these projects are currently in various stages of development or have been completed.

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

Employees

As of June 30, 2013, the Company employed three employees and nine independent contractor consultants.

Financial Information about Geographic Areas

For the fiscal year ended, June 30, 2013, United States customers accounted for 2% (44% in fiscal 2012) of the Company’s total revenue. The remaining revenue of 98% (56% in fiscal 2012) was from foreign customers. Our foreign revenues in all periods have been concentrated in Japan, Korea, Taiwan, China and Germany.

ITEM 2. PROPERTIES

We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the
Chairman of the Board and the Chief Executive Officer of the Company. Our lease requires monthly payments of $4,200 which runs through June 30, 2015, and was automatically extended for two one-year terms.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Market Price Range of Common Stock	Fiscal 2013		Fiscal 2012
Quarter Ended	High	Low	High	Low
September 30.05		.05	.40	.04
December 31.08		.08	.50	.06
March 31.20		.16	.25	.06
June 30.15		.15	.25	.05

Shareholders

As of June 30, 2013, there were approximately 780 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements; we do not anticipate paying any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During fiscal year 2013, we did not issue any other equity securities that were not registered under the Securities Act of 1933, as amended.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	3,165,583	$0.42	—

Total	3,165,583	$0.42	—

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 10,000 and 0 options under this arrangement in 2013 and 2012, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The Company, as a smaller reporting company, is not required to provide disclosure under this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – June 30, 2013 compared to June 30, 2012

We had a net loss of $821,572 in the fiscal year ended June 30, 2013 compared to a net loss of $846,461 in the fiscal year ended June 30, 2012.

License and other revenue

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2013	2012	$	%

BarCode Technology	$707,526	$473,103	$234,423	49.6
Mobile Banking Technology	12,646	113,681	(101,035)	(88.9)

Total Revenues	$720,172	$586,784	$133,388	22.7

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the year ended June 30, 2013, was in China.

Cost of Sales

Cost of sales for the year ended June 30, 2013 and 2012, totaled $258,217 and $244,687, respectively. As a percentage of revenue, for the year ended June 30, 2013, cost of sales was 35.9% compared to 41.7% for the year ended June 30, 2012.

Operating Expenses

General and administrative expenses for the fiscal year ended June 30, 2013 were $791,315, compared to $605,721 for fiscal year ended June 30, 2012, a decrease of $185,594. The decrease was the result of decreases in employee stock bonuses of $181,171, legal fees of $39,913, Patent renewal charges of $30,984, and public company fees of $21,031.

Sales and marketing expense for the fiscal year ended June 30, 2013 was $86,067 compared to $144,965 for the fiscal year ended June 30, 2012, a decrease of $58,898. The Company’s sales and marketing payroll and related costs decreased by $25,826 for the year ended June 30, 2013 as a result of the Company’s cost reduction strategy.

Research and development expense for the year ended June 30, 2013 totaled $128,672 compared to $206,748 for the year ended June 30, 2012, a decrease of $78,076. This decrease was a result of research and development for the Company’ mobile banking and members’ rewards program.

Other Expenses, net

Other expense, net balances for the years ended June 30, 2013 and 2012 of $277,473 and $231,235, respectively, were substantially attributable to Interest expense for the years then ended. Interest expense for the fiscal year ended June 30, 2013 was $279,481 compared to $231,235 for the fiscal year ended June 30, 2012, an increase of $48,246. The increase was a result of increased debt levels.

Capital Expenditures and Commitments

We made no capital purchases in fiscal 2013 and 2012, respectively.

Liquidity

Our decrease in cash and cash equivalent to $75,918 at June 30, 2013 compared to $62,115 at June 30, 2012 was the result of $99,765 in cash provided by operating activities and $85,962 used in financing activities. Net cash provided by operating activities during 2013 was $99,765 compared with $471,546 used in operating activities during the same period in 2012. Cash provided by operations during 2013 was primarily due to the increase in deferred revenues. Net cash used in investing activities of $0 during 2013 compared with $11,668 during 2012 was the result of advances on notes receivable. Net cash used in financing activities of $85,962 during 2013 was primarily due to proceeds received from notes payable of $180,000 offset by payments of $265,962 on notes payable. During the same period in 2012, the net cash provided by financing activities of $530,333 was from proceeds received from notes payable of $535,217 offset by payments of $4,884 on notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2013, the Company had a working capital deficit of $5,412,538 and a stockholders’ deficiency of $4,913,261. The Company is currently in default of $3,313,101 of notes payable and is also delinquent in payment of certain amounts due of $680,461 for payroll taxes and accrued interest and penalties as of June 30, 2013.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2014 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2014 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty. Our auditor has issued a “going concern” qualification as part of their opinion in the Audit Report for the year ended June 30, 2013.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding. Through June 2013, TMG, executives, and some individuals have funded $68,500 mostly in the form of convertible notes payable. During fiscal year 2013, TMG and some individuals funded $180,000, mostly in the form of convertible notes payable.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, which expired on June 30, 2015 and was automatically extended for two one-year terms. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the two-year lease commitment is $100,800.

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

ITEM 8. FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Veritec, Inc.

Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

June 26, 2015

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND 2012

	2013	2012
ASSETS

Current Assets:
Cash	$75,918	$62,115
Accounts receivables, net of allowance of $13,151 and $12,604, respectively	288,323	11,133
Inventories	4,815	3,603
Prepaid expenses	32,887	4,350
Employee expenses	—	637
Total Current Assets	401,943	81,838

Restricted cash	499,277	500,000
Property and Equipment, net	—	644

Total Assets	$901,220	$582,482

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$787,153	$835,602
Notes payable, related party – in default	2,525,948	2,283,985
Accounts payable	497,518	584,109
Accounts payable, related party	82,129	43,306
Customer deposits	1,097,962	469,114
Payroll tax liabilities	680,461	521,568
Accrued expenses	143,310	128,135
Total Current Liabilities	5,814,481	4,865,819

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of June 30, 2013 and 2012	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding as of June 30, 2013 and 2012	159,201	159,201
Common stock to be issued, 50,000 shares and no shares, respectively	10,477	—
Additional paid-in capital	14,594,181	14,413,010
Accumulated deficit	(19,678,120)	(18,856,548)
Total Stockholders' Deficiency	(4,913,261)	(4,283,337)

Total Liabilities and Stockholders’ Deficiency	$901,220	$582,482

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012

License and other revenue	$720,172	586,784
Cost of Sales	258,217	244,687

Gross Profit	461,955	342,097

Operating Expenses:
General and administrative	791,315	605,721
Sales and marketing	86,067	144,965
Research and development	128,672	206,748
Total Operating Expenses	1,006,054	957,434

Loss from Operations	(544,099)	(615,337)

Other Expense:
Interest income	2,008	111
Interest expense, including $171,963 and $150,092, respectively, to related parties	(279,481)	(231,235)
Total Other Expense	(277,473)	(231,124)

Net Loss	$(821,572)	$(846,461)

Net Loss Per Common Share -
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

Weighted Average Number of Shares Outstanding -
Basic	15,920,088	15,920,088
Diluted	15,920,088	15,920,088

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	Preferred Stock		Common Stock		Common Stock to be Issued	Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount		Capital	Deficit	Deficiency

BALANCE, June 30, 2011	1,000	$1,000	15,920,088	$159,201	$—	$14,283,077	$(18,010,087)	$(3,566,809)

Stock based compensation	—	—	—	—	—	2	—	2
Fair Value of Shareholder Guarantee of Notes Payable	—	—	—	—	—	129,931	—	129,931
Net loss	—	—	—	—	—	—	(846,461)	(846,461)

BALANCE, June 30, 2012	1,000	1,000	15,920,088	159,201	—	14,413,010	(18,856,548)	(4,283,337)

Shares issued for services	—	—	—	—	10,477	—	—	10,477
Stock based compensation	—	—	—	—	-	181,171	—	181,171
Net income	—	—	—	—	—	—	(821,572)	(821,572)

BALANCE, June 30, 2013	1,000	$1,000	15,920,088	$159,201	$10,477	$14,594,181	$(19,678,120)	(4,913,261)

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(821,572)	$(846,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	644	15,824
Allowance on accounts receivable	547	5,454
Shares issued for services	10,477	—
Fair value of stock options issued to employees	181,171	2
Amortization of discount on notes payable	69,742	60,189
Interest accrued on notes payable	209,734	170,546
Changes in operating assets and liabilities:
Accounts receivable	(277,737)	14,048
Restricted cash	723	(500,000)
Inventories	(1,212)	2,529
Prepaid expenses	(27,900)	18,931
Employee advances	—	2,200
Payroll tax liabilities	158,893	180,940
Customer deposit	628,848	397,572
Accounts payables and accrued expenses	(32,593)	6,680
Net cash provided by (used in) operating activities	99,765	(471,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	—	(11,668)
Net cash used in investing activities	—	(11,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	(163,962)	—
Proceeds from notes payable	—	489,217
Proceeds from notes payable, related party	180,000	46,000
Payment on notes payable, related party	(102,000)	(4,884)
Net cash provided by (used in) financing activities	(85,962)	530,333

NET INCREASE IN CASH	13,803	47,119

CASH AT BEGINNING OF YEAR	62,115	14,996

CASH AT END OF YEAR	$75,918	$62,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$5,383

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of secured note payable upon conversion of accounts payable	$—	$257,957
Fair value of shareholder guarantee on notes payable recorded as valuation discount	$—	$129,931
Notes payable canceled through notes receivable	$—	$10,168

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

On January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market.  In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization and Third-Party Servicer.  As a Cardholder Independent Sales Organization, Veritec was able to promote and sell Visa branded card programs.  As a Third-Party Servicer, Veritec provided back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank. As of October 2010 the Company’s registration with Security First Bank terminated. As of April 2011 the Company signed an ISO and processor agreement with Palm Desert National Bank (which was later assigned to First California Bank) to market and processes the Company’s Visa branded card program on behalf of the bank. First California Bank was sold to Pacific Western Bank and in June 2013 Pacific Western Bank closed its entire debit card division and transferred its contract with VTFS to Central Bank of Kansas City Bank. On February 5th, 2014 the entire relationship between Veritec and Pacific Western Bank ended and the new relationship with Central Bank of Kansas City began.

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

Inventories

Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method. Inventory is net of reserves of $23,900 at both June 30, 2013 and 2012.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Based upon management’s assessment, there were no indicators of impairment at June 30, 2013 or 2012.

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

Major Customers:

Customers in excess of 10% of total revenues were as follows:

	Years Ended June 30,
	2013	2012

Customer A	18%	19%
Customer B	11%	12%
Customer C	31%	6%
Customer D	12%	-%
Customer E	-%	23%
Customer F	-%	11%
	72%	71%

As of June 30, 2013, the Company had approximately 250,000 (83%) and $26,563 (9%), respectively, of accounts receivable due from its major customers. As of June 30, 2012, the Company had $6,050 (25%) and $10,025 (42%), respectively, of accounts receivable due from its major customers.

Foreign Revenues

Foreign revenues accounted for 96% of the Company’s total revenues in fiscal 2013 and 56% in fiscal 2012. (21% Taiwan, 70% Korea, and 5% others in fiscal 2013 and 10% Taiwan, 41% Korea, and 5% others in fiscal 2012.)

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -	Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3 -	Unobservable inputs based on the Company's assumptions.

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2013 or 2012.

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

The Company, as a processor and a distributor, recognizes revenue from transaction fees charged to cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

Shipping and Handling Fees and Costs

For the years ended June 30, 2013 and 2012, shipping and handling fees billed to customers of $1,816 and $3,156, respectively were included in revenues and shipping and handling costs of $1,675 and $2,988, respectively were included in cost of sales.

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

For the years ended June 30, 2013 and 2012, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The potentially dilutive securities consisted of the following as of:

	June 30,
	2013	2012
Warrants	275,000	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	8,146,039	6,382,758
Options	3,165,583	754,249
Total	11,596,622	7,422,007

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2013, the Company had a working capital deficit of $5,412,538 and a stockholders’ deficiency of $4,913,261. The Company is in default of $3,313,101 of its note payable obligations and is also delinquent in payment of certain amounts due of $680,461 for payroll taxes and accrued interest and penalties as of June 30, 2013. As a result, the Company's independent registered public accounting firm, in its report on the Company's June 30, 2013 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2014 and beyond and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding. Through June 2013, TMG, executives, and some individuals have funded $68,500 mostly in the form of convertible notes payable. During fiscal year 2013, TMG and some individuals funded $180,000, mostly in the form of convertible notes payable.

NOTE 3 – RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the bank. At June 30, 2013 and 2012, the restricted cash totaled $499,277 and $500,000, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheet.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	June 30,
	2013	2012

Furniture and equipment	$139,083	$139,083
Software	73,000	73,000
Vehicles	23,301	23,301
	235,384	235,384
Less accumulated depreciation	235,384	234,740

	$—	$644

Depreciation expense for the years ended June 30, 2013 and 2012 was $644 and $15,824, respectively.

NOTES 5 – RELATED PARTY TRANSACTIONS

During the years ended June 30, 2013 and 2012 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. The balances due Ms. Tran as of June 30, 2013 and 2012 were $82,129 and $43,306, respectively. These advances have been classified as accounts payable, related party on the accompanying consolidated balance sheets.

The Company has relied on The Matthews Group, LLC (TMG), and a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding (see Note 6). The Company also leases its office facilities from Ms. Van Tran (see Note 10).

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following as of:

	June 30,
	2013	2012
Convertible notes payable (includes $132,920 and $124,921, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest is convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The notes are currently in default.	$739,815	$695,815

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8% to 10%, due on demand to November 2010. The notes are currently in default.	1,023,173	871,951

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	258,871	242,871

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	502,578	471,838

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	134,430	126,430

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is now in default.

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand	27,167 30,753	25,167 29,293

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013 and is now in default.	23,411	22,110

Notes payable, unsecured, interest at 5%, due January 2013 and now in default. (1)	301,228	444,374

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012 and is now in default.	270,150	257,957

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was due November 2009 and is now in default.	1,525	1,523
Total	$3,313,101	$3,189,329
Less valuation discount on notes payable	—	(69,742)
Grand total	$3,313,101	$3,119,587

(1) In connection with the issuance of the notes payable, two stockholders of the Company granted the lender the option to acquire 1,600,000 unrestricted shares of the Company’s common stock from the stockholder’s at a price of $0.40 per share. The agreement to provide the lender with the option to purchase shares of the two shareholders was presumed to be a separate arrangement between the Company and the lender. As such, the Company valued the shares as if they had provided the lender an option to acquire these shares. The aggregate value of the 1,600,000 shares was valued at $129,931 using Black-Scholes option valuation model with the following assumptions: expected life, 1 year, risk free interest rate, 0.10%, volatility, 250%, and dividend rate, 0%. The value of the option is being considered as a valuation discount and was amortized over the one year life of the Note. For the year ended June 30, 2013, the Company recognized the remaining $69,742 of expense related to the amortization of this discount and is included in the interest expense in the consolidated statement of operations.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	June 30,
	2013	2012
Notes payable	$787,153	$835,602
Notes payable, related party	2,525,948	2,283,985
	$3,313,101	$3,119,587

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

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2013 and 2012, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock

Common stock consists of $.01 par value, 50,000,000 shares authorized, 15,920,088 shares issued and outstanding as of June 30, 2013 and 2012.

Common Stock to be issued

Shares to be issued to consultant for services rendered

On June 7, 2013, the Company entered into a "Business Development Agreement" with a consultant to assist the Company in establishing business relationships in the United States and to assist in seeking financing for the Company. Upon signing of the agreement the Company granted the consultant 50,000 shares of common stock with a fair value at the date of grant of $7,477 as an initial non-refundable engagement fee and recognized such amount as consulting fee during the fiscal year June 30, 2013. The shares due have not been issued as of June 30, 2013 and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options

A summary of stock options as of June 30, 2013 and for the two years then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2011	824,249	$0.47
Granted	—	$0.00
Forfeited	(70,000)	$1.02
Outstanding at June 30, 2012	754,249	$0.42
Granted	2,500,000	$0.08
Forfeited	(88,666)	$0.00
Outstanding at June 30, 2013	3,165,583	$0.42
Exercisable at June 30, 2013	3,165,583	$0.42

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement 2013. The weighted-average grant date fair value for options granted in fiscal 2013 was $0.43. The Company recognized stock-based compensation expense of $181,171 and $0 during the years ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was no remaining unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of June 30, 2013.

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

Years Ended June 30,
	2013	2012

Risk-free interest rates	--%	--%
Dividend yields	--%	--%
Volatility	--%	--%
Weighted average expected life	N/A	N/A

Additional information regarding options outstanding as of June 30, 2013 is as follows:

Options Outstanding at June 30, 2013				Options Exercisable at June 30, 2013

Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual Life	Exercise	Shares	Exercise
Exercise	Outstanding	(Years)	Price	Exercisable	Price

$0.13 - $1.45	3,165,583	3.06	$0.42	3,165,583	$0.42
	3,165,583			3,165,583

The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2013 is 3.06 years.

Stock Warrant

A summary of stock warrants as of June 30, 2013 and for the two years then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2011	275,000	$2.0
Granted	—
Forfeited	—
Outstanding at June 30, 2012	275,000	$2.0
Granted	—
Forfeited	—
Outstanding at June 30, 2013	275,000	$2.0

The Company issued 275,000 shares of warrants related to notes payable issued in fiscal year 2009. The warrants are fully vested as of issue date, and were exercisable at $2 per share. The weighted average contractual life of the warrants was 5 years, which expired in March 2014 and May 2014.

NOTE 9 - INCOME TAXES

Veritec files a consolidated income tax return in the United States. For the year ended June 30, 2013, net loss was $821,572 and our provision for income taxes was zero. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income. For the year ended June 30, 2012, net loss was $846,461 and no income tax provision was recorded.

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

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended
	June 30,
	2013	2012
Federal Statutory tax rate	(34)%	(34)%
State tax, net of federal benefit	(6)%	(6)%
Change in valuation	(40)%	(40)%
Allowance	40%	40%
Effective tax rate	-%	-%

The following is a summary of the deferred tax assets:

	June 30,
	2013	2012
Net operating loss carryforwards	4,150,073	3,328,501
Valuation allowance	(4,150,073)	(3,328,501)
Net deferred tax asset	$—	$—

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized.

Veritec has net operating loss carryforwards of $10,356,000 for federal purposes available to offset future taxable income that expire in varying amounts through 2032. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its U.S. office facilities from its CEO/Executive Chair under a lease that expired June 30, 2013 and was automatically extended for a 2-year extension, requiring monthly payments of $4,200 plus common area costs. Future annual minimum lease payments are $50,400 in each fiscal year through 2014 totaling $100,800.

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

In August 2014, AAA Western & Central NY also notified its commitment and ready to launch the “Swipe and Save” and “Load and Pay” program with the Company before the end of 2014.

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

Other

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2014 filed on October 20, 2014 with the Securities and Exchange Commission, which contains additional information of events subsequent to June 30, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the fiscal year ended June 30, 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Committee and Board Meetings

One meeting of our Board of Directors was held in fiscal 2013. We have the same audit committee during the fiscal year 2013. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2013 and 2012 received by individuals that served as our principal executive officer and principal financial officer during the last fiscal year, who are the only executive officers of the Company, our “Named Executive Officers”.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran	2013	$150,000	$—	$—	$—	$—	$150,000
Chief Executive Officer	2012	$150,000	$—	$1,000	$—	$—	$151,000

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

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended June 30, 2013:

Name	Fees Earned or Paid-in Cash ($)	Total ($)
(a)	(b)	(h)

Van Thuy Tran	$0	$0
Laird Powers	$0	$0
Sandra Hartfield	$0	$0
Keith Lane	$0	$0

Directors currently receive fees of $0 per meeting attended, plus expenses.

Outstanding Equity Awards at Fiscal Year End

None of our Named Executive Officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of October 2012 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 15,920,088 shares of common stock outstanding as of September 30, 2013.

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

The Company leases its U.S. office facilities from its Chief Executive Officer under a lease that expired June 30, 2012 and was automatically extended for two one-year terms and requiring monthly payments of $4,200 plus common area costs. Rent expense, included in operating cost, to related parties was $52,655 and $49,350 in 2013 and 2012, respectively. Future annual minimum lease payments total is $100,800 through 2015.

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

Item 14 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2013 and 2012 was $12,751 and $53,903 respectively.

Audit Related Fees

 None.

Tax Fees

Weinberg & Company, P.A. was paid $0 and $5,289 for preparation of income tax returns for fiscal years ended 2013 and 2012.

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

VERITEC, INC.
a Nevada corporation

By	/s/ VAN THUY TRAN	June 26, 2015
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors	June 26, 2015
Van Thuy Tran	(Principal Executive Officer)

/s/ LAIRD POWERS	Director	June 26, 2015
Lair Powers

/s/ KEITH LANE	Director	June 26, 2015
Keith Lane

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Veritec, Inc. dated May 3, 1997 (incorporated by reference to exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, as filed on May 15, 2007).

3.2	Bylaws of Veritec, Inc. (incorporated by reference to exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, as filed on February 14, 2007).

10.1	Subscription Agreement and Letter of Investment Intent between Veritec, Inc. and various accredited investors dated March 3, 2009 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.2	Unsecured Term Promissory Note in favor of various lenders, dated March 3, 2009 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.3	Warrant to Purchase Common Stock issued to various accredited investors, dated March 3, 2009 (incorporated by reference to exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.4*	Employment Agreement by and between Veritec, Inc. and Jeffrey Hattara dated January 5, 2009 (incorporated by reference to exhibit 10.4 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.5*	Employment Agreement by and between Veritec, Inc. and Thomas McPherson dated December 5, 2008 (incorporated by reference to exhibit 10.5 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.6	Form of Stock Option Agreement (incorporated by reference to exhibit 10.6 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.7	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.7 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.8	2008 Incentive Compensation Bonus Plan (incorporated by reference to exhibit 10.8 to Form 10-K for the year ended June 30, 2011 as filed on October 13, 2011).

10.9*	Employment Agreement by and between Veritec, Inc. and Van Thuy Tran dated December 5, 2008 (incorporated by reference to exhibit 10.9 to Form 10-K for the year ended June 30, 2011 filed on October 13, 2011).

10.10*	Employment Agreement by and between Veritec, Inc. and John Quentin dated May 29, 2009 (incorporated by reference to exhibit 10.10 to Form 10-K for the year ended June 30,2011, as filed on October 13, 2011).

10.11	Amended and Restated Promissory Note by Veritec, Inc. in favor of Larry Konfirst dated May 18, 2012 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, as filed on May 21, 2012).

10.12	Letter Agreement by and among Veritec, Inc. and Larry Konfirst, John Johanns and Mary Adams dated May 18, 2012 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012 as filed on May 21, 2012).

14.	Code of Ethics of Veritec, Inc. (incorporated by reference to exhibit 14 to Veritec, Inc.’s Annual Report on Form 10KSB for the year ended June 30, 2007, as filed).

21.1	Subsidiaries of Veritec, Inc. (incorporated by reference to exhibit 21.1 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

31.1	Certification by Chief Executive Officer required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification by Chief Financial Officer required by Rule 13a14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1**	Veritec, Inc. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

32.2**	Veritec, Inc. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

101.1+	The following financial information from Veritec, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in XBRL. (i) Consolidated Balance Sheets a June 30, 2012 and June 30, 2011; (ii) Consolidated Statement of Operations for the year ended June 30, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Deficit as at June 30, 2012; (v) Consolidated Statement of Cash Flows for the year ended June 30, 2012 and 2011; Notes to the Consolidated Financial Statements.

*	Management compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Veritec, Inc. for purposes of Section 18 of the Securities Exchange Act.

+	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

