Form 10-Q
period 2013-09-30
VERITEC INC
filed 2015-06-26
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended September 30, 2013

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

Large Accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2013, there were 15,920,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBDER 30, 2013

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
ASSETS	(Unaudited)

Current Assets:
Cash	$185,363	$75,918
Accounts receivables, net of allowance of $12,604 and $13,151, respectively	27,206	288,323
Inventories	7,727	4,815
Prepaid expenses	4,387	32,887
Total Current Assets	224,683	401,943

Restricted cash	259,366	499,277

Total Assets	$484,049	$901,220

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$472,206	$787,153
Notes payable, related party – in default	2,516,116	2,525,948
Accounts payable	500,248	497,518
Accounts payable, related party	73,179	82,129
Customer deposits	67,378	71,287
Deferred revenues	514,474	1,026,675
Payroll tax liabilities	685,889	680,461
Accrued expenses	153,127	143,309
Total Current Liabilities	4,982,617	5,814,480

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of September 30, 2013 and June 30, 2013	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding as of September 30, 2013 and June 30, 2013	159,201	159,201
Common stock to be issued, 175,000 shares and 125,000 shares, respectively	12,147	10,477
Additional paid-in capital	14,594,181	14,594,181
Accumulated deficit	(19,265,097)	(19,678,119)
Total Stockholders' Deficiency	(4,498,568)	(4,913,260)

Total Liabilities and Stockholders’ Deficiency	$484,049	$901,220

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

License and other revenue	$778,360	$158,791
Cost of Sales	117,601	63,757
Gross Profit	660,759	95,034

Operating Expenses:
General and administrative	134,010	182,535
Sales and marketing	17,372	26,668
Research and development	46,579	41,993
Total Operating Expenses	197,961	251,196

Income (Loss) from Operations	462,798	(156,162)

Other Expense:
Interest income	1	2
Interest expense, including $47,073 and $38,677, respectively, to related parties	(49,777)	(81,102)
Total Other Expense	(49,776)	(81,100)

Net Income (Loss)	$413,022	$(237,262)

Income (Loss) Per Common Share,
Basic	$0.03	$(0.01)
Diluted	$0.02	$(0.01)

Weighted Average Number of Shares Outstanding,
Basic	15,920,088	15,920,088
Diluted	19,219,813	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Common Stock to be	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Total
Balance, July 1, 2013	1,000	$ 1,000	15,920,088	$159,201	$14,594,181	$10,477	$(19,678,119)	$(4,913,260)
Shares to be issued for services						1,670		1,670
Net Income for the Period	-	-	-	-	-	-	413,022	413,022
Balance, September 30, 2013 (Unaudited)	1,000	$ 1,000	15,920,088	$159,201	$14,594,181	$12,147	$(19,265,097)	$(4,498,568)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$413,022	$(237,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	161
Shares issued for services	1,670	32,483
Interest accrued on notes payable	39,257	48,619
Changes in operating assets and liabilities:
Accounts receivable	261,117	9,348
Restricted cash	239,911	—
Inventories	(2,912)	(1,956)
Prepaid expenses	28,500	—
Deferred revenues	(512,201)	—
Employee advances	—	600
Payroll tax liabilities	5,428	39,710
Customer deposit	(3,909)	(26,491)
Accounts payables and accrued expenses	3,598	64,098

Net cash provided by (used in) operating activities	473,481	(70,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	—	(5,000)
Net cash used by investing activities	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	67,000
Repayments on notes payable	(364,036)	(6,408)
Net cash provided by (used in) financing activities	(364,036)	60,592

NET INCREASE (DECREASE) IN CASH	109,445	(15,098)
CASH AT BEGINNING OF PERIOD	75,918	62,115
CASH AT END OF PERIOD	$185,363	$47,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,520	$6,408

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

A. NATURE OF BUSINESS

References to the “Company” in this Form 10-Q refer to Veritec, Inc. (“Veritec”) and its wholly owned subsidiaries Vcode Holdings, Inc. (Vcode®), and Veritec Financial Systems, Inc. (VTFS).

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The Condensed Consolidated Balance Sheet as of June 30, 2013 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2013.

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

C. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2013, the Company had a working capital deficit of $4,757,934 and a stockholders’ deficiency of $4,498,568. The Company is delinquent or in default of $2,988,322 of its notes payable and is delinquent in payment of certain amounts due of $685,889 for payroll taxes and accrued interest and penalties as of September 30, 2013. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2014 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2014 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

For three months September 30, 2013 the calculation of diluted earnings per share included stock options calculated under the treasury stock method, and excluded preferred stock since the effect was antidilutive. For the three months ended September 30, 2012 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The calculation of weighted average shares outstanding – diluted is as follows:

	September 30,
	2013	2012

Net income (loss) attributable to common stockholders	$413,022	$(237,262)
Denominator
Weighted average shares outstanding - basic	15,920,088	15,920,088
Effect of dilutive instruments:
Options	2,500,000	—
Convertible Notes Payable	799,725
Weighted average shares outstanding - diluted	19,219,813	15,920,088

As of September 30, 2013 and 2012, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive

	September 30,
	2013	2012
Warrants	200,000	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	7,326,220	7,258,196
Options	631,500	717,249
Total	8,167,720	8,260,445

Concentrations

During the three months ended September 30, 2013 and 2012, the Company had two customers that accounted for approximately 66% and 12% of sales in 2013, respectively, and two customers that accounted for approximately 57% and 12% of sales in 2012, respectively.   No other customers accounted for more than 10% of sales in either period.

As of September 30, 2013, the Company had accounts receivable due from two customers who comprised approximately 68% and 15 % of its total accounts receivable and as of June 30, 2013, the Company had accounts receivable due from one customer who comprised 83% of its total accounts receivable.

For the three months ended September 30, 2013 and 2012, foreign revenues accounted for 87% (71% Korea and 16% Taiwan) and 87% (71% Korea and 16% Taiwan) of the Company’s total revenues respectively.

Recent Accounting Pronouncements

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

E. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the bank. At September 30, 2013 and June 30, 2013, the restricted cash totaled $259,366 and $499,277, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheet.

F. RELATED PARTY TRANSACTIONS

During the period ended September 30, 2013 and June 30, 2013 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. These advances have been classified as accounts payable, related party on the balance sheet. The Company also leases its office facilities from Ms. Van Tran.

G. NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2013	June 30, 2013
	(UNAUDITED)
Convertible notes payable (includes $124,937 and $132,921, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was fully amortized over the term of the notes payable. There was no unamortized discount as of September 30, 2013 and June 30, 2013, respectively. The notes are now in default.	$689,618	$739,815

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.05 to $0.33 per share, interest at 8 % to 10%, due on demand November 2010. The notes are now in default.	1,040,822	1,023,173

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	262,871	258,871

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now is default.	510,263	502,578

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	136,430	134,430

Note payable, unsecured, interest at 10%, due January 2010 and is now in default.	29,196	27,167

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand.	31,119	30,753

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013 and $12,187 is now in default.	12,986	23,411

Note payable, unsecured, interest at 5%, due January 2013.	—	301,228

Note payable, secured by the Company’s intellectual property, interest at variable rates starting September, 2012, due December 2012 and now in default.	275,017	270,150

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009.	—	1,525
Total	$2,988,322	$3,313,101

For the purposes of Balance Sheet presentation notes payable have been grouped as follows:

	September 30,	June 30,
	2013	2013
Notes payable	$472,206	$787,153
Notes payable, related party	2,516,116	2,525,948
	$2,988,322	$3,313,101

H. STOCK-BASED COMPENSATION

Shares to be issued to consultant for services rendered

On June 7, 2013, the Company entered into a "Business Development Agreement" with a consultant to assist the Company in establishing business relationships in the United States and to assist in seeking financing for the Company. Upon signing of the agreement the Company granted the consultant 50,000 shares of common stock with a fair value at the date of grant of $7,477 as an initial non-refundable engagement fee and recognized such amount as consulting fee during the fiscal year June 30, 2013. The shares due have not been issued as of September 30, 2013 and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of September 30, 2013 and for the three months then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price

Outstanding at June 30, 2013	3,165,583	$ 0.13
Expired	(34,083)	$ 1.01
Outstanding at September 30, 2013	3,131,500	$ 0.13
Exercisable at September 30, 2013	3,131,500	$ 0.13

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2013 is 2.81 years. The options have no intrinsic value at September 30, 2013.

Stock-based compensation expense was $0 and $0 during the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was no unrecognized compensation costs related to stock options.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 fully vested warrants to acquire its common stock at an exercise price of $2 per share. The warrants expire in 2014. The warrants have no intrinsic value at September 30, 2013.

I. LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

J. SUBSEQUENT EVENTS

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2014 filed on October 20, 2014 with the Securities and Exchange Commission, which contains additional information of events subsequent to September 30, 2013.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – September 30, 2013 compared to September 30, 2012

We had a net income of $413,022 for the three months ended September 30, 2013 compared to a net loss of $237,262 for the three months ended September 30, 2012.

License and other revenue

Details of revenues are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%

BarCode Technology	$776,329	$142,229	$634,100	446.0
Mobile Banking Technology	2,031	16,562	(14,531)	(88.7)

Total Revenues	$778,360	$158,791	$619,569	390.2

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the three months ended September 30, 2013, was in China.

Cost of Sales

Cost of sales for the three months ended September 30, 2013 and 2012, totaled $117,601 and $63,757, respectively. As a percentage of revenue, for the three months ended September 30, 2013, cost of sales was 15.1% compared to 40.2% for the three months ended September 30, 2012.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2013 were $134,010, compared to $182,535 for the three months ended September 30, 2012, a decrease of $48,525. The decrease was the result of completed development project and reduction of personnel.

Sales and marketing expense for the three months ended September 30, 2013 was $17,372 compared to $26,668 for the three months ended September 30, 2012, a decrease of $9,296. The decrease was a result of less marketing brought about from Veritec’s focus on the AAA program under development.

Research and development expense for the three months ended September 30, 2013 totaled $46,579 compared to $41,993 for the three months ended September 30, 2012, an increase of $4,586. This increase was a result of a small modification needed in engineering by our development team.

Other Expenses, net

Other expense, net for the three months ended September 30, 2013 and 2012 was $49,776 and $81,100, respectively. The decrease in expense was the result of the amortization of discount on notes payable during the three months ended September 30, 2012 for which no similar expense was recorded during the three months ended September 30, 2013.

Liquidity

Our increase in cash and cash equivalent to $185,363 at September 30, 2013 compared to $75,918 at June 30, 2013 was the result of $473,481 in cash provided by operating activities and $364,036 used in financing activities. Net cash provided by operating activities during the three months ended September 30, 2013 was $473,481 compared with $70,690 used in operating activities during the same period in 2012. Cash provided by operations during the three months ended September 30, 2013 was primarily due to our increased sales and corresponding net income. Net cash used in financing activities during the three months ended September 30, 2013 of $364,036 was primarily due to payments on notes payable. During the same period in 2012, the net cash provided by financing activities of $60,592 was from proceeds received from notes payable of $67,000 offset by payments of $6,408 on notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2013, the Company had a working capital deficit of $4,757,934 and a stockholders’ deficiency of $4,498,568. The Company is currently in default of $2,988,322 of notes payable and is also delinquent in payment of certain amounts due of $685,889 for payroll taxes and accrued interest and penalties as of September 30, 2013.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2014 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2014 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty. Our auditor has issued a “going concern” qualification as part of their opinion in the Audit Report for the year ended June 30, 2013.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding. Through September 30, 2013, TMG, executives, and some individuals have funded $1,534,635 mostly in the form of convertible notes payable.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2013.

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2013, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

TEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $685,889 for payroll taxes and accrued interest and penalties as of September 30, 2013.

ITEM 6 EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and June 30, 2013; (ii) Consolidated Statement of Operations for the three months ended September 30, 2013 and 2012; (iii) Consolidated Statement of Stockholders’ Deficit as at September 30, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012; (v) Notes to the Consolidated Financial Statements.

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

Dated: June 26, 2015		VERITEC, INC.

	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

