Form 10-Q
period 2013-12-31
VERITEC INC
filed 2015-06-26
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2013

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

As of December 31, 2013, there were 15,920,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2013

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
ASSETS	(Unaudited)

Current Assets:
Cash	$309,154	$75,918
Accounts receivables, net of allowance of $13,151 and $13,151, respectively	2,955	288,323
Inventories	7,944	4,815
Prepaid expenses	9,457	32,887
Total Current Assets	329,510	401,943

Restricted cash	38,163	499,277
Property and Equipment, net	1,199	—

Total Assets	$368,872	$901,220

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$479,166	$787,153
Notes payable, related party – in default	2,555,235	2,525,948
Accounts payable	513,298	497,518
Accounts payable, related party	72,141	82,129
Customer deposits	87,177	71,287
Deferred revenues	370,723	1,026,675
Payroll tax liabilities	651,679	680,461
Accrued expenses	146,498	143,309
Total Current Liabilities	4,875,917	5,814,480

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of December 31, 2013 and June 30, 2013	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding as of December 31, 2013 and June 30, 2013	159,201	159,201
Common stock to be issued, 175,000 and 125,000 shares and no shares, respectively	13,262	10,477
Additional paid-in capital	14,594,181	14,594,181
Accumulated deficit	(19,274,689)	(19,678,119)
Total Stockholders' Deficiency	(4,507,045)	(4,913,260)

Total Liabilities and Stockholders’ Deficiency	$368,872	$901,220

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)

License and other revenue	$305,653	$129,302
Cost of Sales	70,087	51,344
Gross Profit	235,566	77,958

Operating Expenses:
General and administrative	124,335	134,721
Sales and marketing	29,429	17,270
Research and development	45,342	35,200
Total Operating Expenses	199,106	187,191

Income (Loss) from Operations	36,460	(109,233)

Other Expense:
Interest income	27	28
Interest expense, including $39,120 and $41,349, respectively, to related parties	(46,080)	(86,276)
Total Other Expense	(46,053)	(86,248)

Net Loss	$(9,593)	$(195,481)

Loss Per Common Share,
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)

License and other revenue	$1,084,013	$288,093
Cost of Sales	187,688	115,101
Gross Profit	896,325	172,992

Operating Expenses:
General and administrative	258,344	317,256
Sales and marketing	46,800	43,938
Research and development	91,921	77,193
Total Operating Expenses	397,065	438,387

Income (Loss) from Operations	499,260	(265,395)

Other Expense:
Interest income	28	—
Interest expense, including $76,927 and $80,026, respectively, to related parties	(95,858)	(167,348)
Total Other Expense	(95,830)	(167,348)

Net Income (Loss)	$403,430	$(432,743)

Income (Loss) Per Common Share,
Basic	$0.03	$(0.03)
Diluted	$0.02	$(0.03)
Weighted Average Number of Shares Outstanding,
Basic	15,920,088	15,920,088
Diluted	19,232,093	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013

(Unaudited)

`					Additional
	Preferred Stock		Common Stock		Paid-in	Common Stock to be	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Total
Balance, July 1, 2013	1,000	$ 1,000	15,920,088	$159,201	$14,594,181	$10,477	$(19,678,119)	$(4,913,260)
Shares to be issued for services						2,785		2,785
Net Income for the Period	-	-	-	-	-	-	403,430	403,430
Balance, December 31, 2013 (Unaudited)	1,000	$ 1,000	15,920,088	$159,201	$14,594,181	$13,262	$(19,274,689)	$(4,507,045)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$403,430	$(432,743)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	34	322
Amortization of discount on notes payable	—	64,966
Shares issued for services	2,785	—
Interest accrued on notes payable	85,336	95,979
Changes in operating assets and liabilities:
Accounts receivable	285,368	9,366
Restricted cash	461,114	—
Inventories	(3,128)	579
Prepaid expenses	23,430	—
Deferred revenues	(655,952)	(27,500)
Employee advances	—	600
Payroll tax liabilities	(28,782)	80,654
Customer deposit	15,891	(61,519)
Accounts payables and accrued expenses	8,980	78,102

Net cash provided by (used in) operating activities	598,506	(191,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,234)	—
Net cash used in investing activities	(1,234)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	165,000
Repayments on notes payable	(364,036)	—
Net cash provided by (used in) financing activities	(364,036)	165,000

NET INCREASE (DECREASE) IN CASH	233,236	(26,194)
CASH AT BEGINNING OF PERIOD	75,918	62,115
CASH AT END OF PERIOD	$309,154	$35,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,757	$6,408

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The Condensed Consolidated Balance Sheet as of June 30, 2013 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2014.

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

C. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2013, the Company had a working capital deficit of $4,546,407 and a stockholders’ deficiency of $4,507,045. The Company is delinquent or in default of $3,034,401 of its notes payable and is delinquent in payment of certain amounts due of $651,679 for payroll taxes and accrued interest and penalties as of December 31, 2013. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2014 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2014 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

For the three months ended December 31, 2013 and 2012 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

For the six months December 31, 2013 the calculation of diluted earnings per share included stock options calculated under the treasury stock method, and excluded preferred stock since the effect was antidilutive. For the six months ended December 31, 2012 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The calculation of weighted average shares outstanding – diluted is as follows for the six months ended:

	December 31,
	2013	2012

Net income (loss) attributable to common stockholders	$403,430	$(432,743)
Denominator
Weighted average shares outstanding - basic	15,920,088	15,920,088
Effect of dilutive instruments:
Options	2,500,000	—
Convertible Notes Payable	812,005
Weighted average shares outstanding - diluted	19,232,093	15,920,088

As of December 31, 2013 and 2012, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2013	2012
Warrants	275,000	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	7,326,220	7,258,196
Options	631,500	717,249
Total	8,242,720	8,260,445

Concentrations

During the three months ended December 31, 2013 and 2012, the Company had 3 customers that accounted for approximately 30%, 19%, and 17% of sales in 2013, and three customers that accounted for approximately 10%, 15% and 64% of sales in 2012, respectively. During the six months ended December 31, 2013 and 2012, the Company had two customers that accounted for approximately 21% and 18% of sales in 2013, and two customers that accounted for approximately 22% and 41% of sales in 2012, respectively. No other customers accounted for more than 10% of sales in either period. As of December 31, 2013 and June 30, 2013, the Company had approximately $20,400 (64%) and $6,050 (19%) and $250,000 (83%) and $26,563 (9%), respectively, of accounts receivable due from its major customers.

For the three months ended December 31, 2013 and 2012, foreign revenues accounted for 53% (30% Korea, 23% Taiwan and 0% Germany) and 77% (65% Korea, 2% Taiwan and 10% Germany) of the Company’s total revenues respectively. For the six months ended December 31, 2013 and 2012, foreign revenues accounted for 68% (47% Korea, 21% Taiwan, 0% Germany and 32% others) and 67% (56% Korea, 7% Taiwan, 3% Germany and 1% others) of the Company’s revenues respectively.

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

E. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the bank. At December 31, 2013 and June 30, 2013, the restricted cash totaled $38,163 and $499,277, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheet.

F. RELATED PARTY TRANSACTIONS

During the period ended December 31, 2013 and June 30, 2013 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. These advances have been classified as accounts payable, related party on the balance sheet. The Company also leases its office facilities from Ms. Van Tran.

G. NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2013	June 30, 2013
	(UNAUDITED)
Convertible notes payable (includes $132,921 and $124,921, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was fully amortized over the term of the notes payable. There was no unamortized discount as of December 31, 2013 and June 30, 2013, respectively. The notes are now in default.	$696,840	$739,815

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.05 to $0.33 per share, interest at 8 % to 10%, due on demand November 2010.	1,061,723	1,023,173

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	266,871	258,871

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now is default.	517,948	502,578

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	138,504	134,430

Note payable, unsecured, interest at 10%, due January 2010 and is now in default.	29,702	27,167

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand.	31,490	30,753

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to December 2013 and $12,187 is now in default.	13,489	23,411

Notes payable, unsecured, interest at 5%, due January 2013.	—	301,228

Note payable, secured by the Company’s intellectual property, interest at variable rates starting September 2012, due December 2012 and now in default.	277,834	270,150

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009 and is now in default.	—	1,525
Grand total	$3,034,401	$3,313,101

For the purposes of Balance Sheet presentation notes payable have been grouped as follows:

	December 31,	June 30,
	2013	2013
Notes payable	$479,166	$787,153
Notes payable, related party	2,555,235	2,525,948
	$3,034,401	$3,313,101

H. STOCK-BASED COMPENSATION

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of December 31, 2013 and for the six months then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price

Outstanding at June 30, 2013	3,165,583	$ 0.13
Expired	(94,083)	$ 1.01
Outstanding at December 31, 2013	3,071,500	$ 0.13
Exercisable at December 31, 2013	3,071,500	$ 0.13

The weighted-average remaining contractual life of stock options outstanding and exercisable at December 31, 2013 is 2.50 years. The options have no intrinsic value at December 31, 2013.

Stock-based compensation expense was $0 and $0 during the three and six months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was no unrecognized compensation costs related to stock options.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 fully invested warrants to acquire its common stock at an exercise price of $2.00 per share. The warrants expire in 2014. The warrants have no intrinsic value at December 31, 2013.

I. LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

J. SUBSEQUENT EVENTS

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2014 filed on October 20, 2014 with the Securities and Exchange Commission, which contains additional information of events subsequent to December 31, 2013.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended December 31, 2013 compared to December 31, 2012

We had a net loss of $9,593 for the three months ended December 31, 2013 compared to a net loss of $195,481 for the three months ended December 31, 2012.

License and other revenue

Details of revenues are as follows:

	Three Months Ended December 31,		Increase (Decrease)
	2013	2012	$	%

Bar Code Technology	$305,563	$77,309	$228,344	295.4
Mobile Banking Technology	—	51,993	(51,993)	(100.0)

Total Revenues	$305,653	$129,302	$176,351	136.4

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the three months ended December 31, 2013 was in Korea.

Cost of Sales

Cost of sales for the three months ended December 31, 2013 and 2012, totaled $70,087 and $51,344, respectively. As a percentage of revenue, for the three months ended December 31, 2013, cost of sales was 22.9% compared to 39.8% for the three months ended December 31, 2012.

Operating Expenses

General and administrative expenses for the three months ended December 31, 2013 were $124,334, compared to $134,721 for the three months ended December 31, 2012, a decrease of $10,387. The decrease was the result of reduced payroll in R&D.

Sales and marketing expense for the three months ended December 31, 2013 was $29,429 compared to $17,270 for the three months ended December 31, 2012, an increase of $12,159. The increase was a result of additional travel for sales contacts.

Research and development expense for the three months ended December 31, 2013 totaled $45,342 compared to $35,200 for the three months ended December 31, 2012, an increase of $10,142. This increase was a result of additional programing and development.

Other Expenses, net

Other expense, net for the three months ended December 31, 2013 and 2012 was $46,053 and $86,248, respectively. The increase in expense was the result of related programing and development not itemize or associated to R&D.

Results of Operations – Six months Ended December 31, 2013 compared to December 31, 2012

We had a net income of $307,605 for the six months ended December 31, 2013 compared to a net loss of $658,620 for the six months ended December 31, 2012.

License and other revenue

Details of revenues are as follows:

	Six months Ended December 31,		Increase (Decrease)
	2013	2012	$	%

Bar Code Technology	$1,081,982	$219,538	$862,444	392.8
Mobile Banking Technology	2,031	68,555	(66,524)	(97.0)

Total Revenues	$1,084,013	$288,093	$795,920	276.3

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the six months ended December 31, 2013, was in Korea.

Cost of Sales

Cost of sales for the six months ended December 31, 2013 and 2012, totaled $187,688 and $115,101, respectively. As a percentage of revenue, for the six months ended December 31, 2013, cost of sales was 17.3% compared to 40.0% for the six months ended December 31, 2012.

Operating Expenses

General and administrative expenses for the six months ended December 31, 2013 were $258,344, compared to $317,256 for the six months ended December 31, 2012, a decrease of $58,912. The decrease was the result of travel and contact expenses for potential sales.

Sales and marketing expense for the six months ended December 31, 2013 was $46,800 compared to $43,938 for the six months ended December 31, 2012, an increase of $2,862. The decrease was a result of the company having part-time an additional salesperson.

Research and development expense for the six months ended December 31, 2013 totaled $91,921 compared to $77,193 for the six months ended December 31, 2012, an increase of $14,728. This increase was a result of adjustments to additional programing of product with added staff.

Other Expenses, net

Other expense, net for the six months ended December 31, 2013 and 2012 was $95,830 and $167,348, respectively. The decrease in expense was the result of controlling excessive spending during travel and special initiatives.

Liquidity

Our increase in cash and cash equivalent to $309,154 at December 31, 2013 compared to $75,918 at June 30, 2013 was the result of $598,506 in cash provided by operating activities and $364,036 used in financing activities. Net cash provided by operating activities during the six months ended December 31, 2013 was $598,506 compared with $191,194 used in operating activities during the same period in 2013. Cash provided by operations during the six months ended December 31, 2013 was primarily due to our increased sales and corresponding net income. Net cash used in financing activities during the six months ended December 31, 2013 of $364,036 was from payments on notes payable. During the same period in 2012, the net cash provided by financing activities of $165,000 was from proceeds received from notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2013, the Company had a working capital deficit of $4,546,407 and a stockholders’ deficiency of $4,507,045. The Company is currently in default of $3,034,401 of notes payable and is also delinquent in payment of certain amounts due of $651,679 for payroll taxes and accrued interest and penalties as of December 31, 2013.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2014 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2014 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty. Our auditor has issued a “going concern” qualification as part of their opinion in the Audit Report for the year ended June 30, 2013.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2013.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $3,034,401 representing principal and accrued interest as of the date of filing this report.

TEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $651,679 for payroll taxes and accrued interest and penalties as of December 31, 2013.

ITEM 6 EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and June 30, 2013; (ii) Consolidated Statement of Operations for the three and six months ended December 31, 2013 and 2013; (iii) Consolidated Statement of Stockholders’ Deficit as at December 31, 2013; (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2013; (v) Notes to the Consolidated Financial Statements.

**	The certifications attached as Exhibits 32.1 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Veritec, Inc. for purposes of Section 18 of the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2015		VERITEC, INC.

	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

