Form 10-Q
period 2014-03-31
VERITEC INC
filed 2015-06-26
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended March 31, 2014

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

As of March 31, 2014, there were 15,920,088 shares of the issuer’s common stock outstanding.

VERITEC, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2014

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
ASSETS	(Unaudited)

Current Assets:
Cash	$99,022	$75,918
Accounts receivables, net of allowance of $13,151 and $13,151, respectively	47,004	288,323
Inventories	8,364	4,815
Prepaid expenses	17,144	32,887
Total Current Assets	171,534	401,943

Restricted cash	147,560	499,277
Property and Equipment, net	1,096	—

Total Assets	$320,190	$901,220

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	486,005	$787,153
Notes payable, related party – in default	2,593,801	2,525,948
Accounts payable	491,115	497,518
Accounts payable, related party	82,156	82,129
Customer deposits	133,542	71,287
Deferred revenues	376,972	1,026,675
Payroll tax liabilities	607,164	680,461
Accrued expenses	151,772	143,309
Total Current Liabilities	4,922,527	5,814,480

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of March 31, 2014 and June 30, 2013	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding as of March 31, 2014 and June 30, 2013	159,201	159,201
Common stock to be issued, 450,000 shares and 125,000 shares, respectively	35,545	10,477
Additional paid-in capital	14,594,181	14,594,181
Accumulated deficit	(19,392,264)	(19,678,119)
Total Stockholders' Deficiency	(4,602,337)	(4,913,260)

Total Liabilities and Stockholders’ Deficiency	$320,190	$901,220

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

License and other revenue	$211,866	$286,928
Cost of Sales	79,799	78,910
Gross Profit	132,067	208,018

Operating Expenses:
General and administrative	125,970	335,847
Sales and marketing	19,357	16,904
Research and development	33,453	24,617
Total Operating Expenses	178,780	377,368

Loss from Operations	(46,713)	(169,350)

Other Expense:
Interest income	29	—
Interest expense, including $38,565 and $41,798, respectively, to related parties	(49,141)	(56,527)
Total Other Expense	(49,112)	(56,527)

Net Loss	$(95,825)	$(225,877)

Loss Per Common Share,
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

License and other revenue	$1,295,879	$575,021
Cost of Sales	267,487	194,011
Gross Profit	1,028,392	381,010

Operating Expenses:
General and administrative	406,064	653,103
Sales and marketing	66,157	60,842
Research and development	125,374	101,810
Total Operating Expenses	597,595	815,755

Income (Loss) from Operations	430,797	(434,745)

Other Expense:
Interest income	58	—
Interest expense, including $117,853 and $121,825, respectively, to related parties	(145,000)	(223,875)
Total Other Expense	(144,942)	(223,875)

Net Income (Loss)	$285,855	$(658,620)

Income (Loss) Per Common Share,
Basic and Diluted	$0.02	$(0.04)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2014

(Unaudited)

`					Additional
	Preferred Stock		Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock to be Issued	Deficit	Total
Balance, July 1, 2013	1,000	$ 1,000	15,920,088	$159,201	$14,594,181	$10,477	$(19,678,119)	$(4,913,260)
Stock based compensation						25,068		25,068
Net Income for the Period	-	-	-	-	-	-	285,855	285,855
Balance, March 31, 2014 (Unaudited)	1,000	$ 1,000	15,920,088	$159,201	$14,594,181	$35,545	$(19,392,264)	$(4,602,337)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$285,855	$(658,620)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	136	483
Stock based compensation	25,068	—
Fair value of stock options issued to employees	—	181,171
Amortization of discount on notes payable	—	69,742
Interest accrued on notes payable	130,741	156,138
Changes in operating assets and liabilities:
Accounts receivable	241,319	(15,577)
Restricted cash	351,717	1,503
Inventories	(3,549)	345
Prepaid expenses	15,743	—
Deferred revenues	(649,703)	68,870
Employee advances	—	600
Payroll tax liabilities	(73,297)	119,261
Customer deposit	62,255	—
Accounts payables and accrued expenses	2,087	60,434

Net cash provided by (used in) operating activities	388,372	(15,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,232)	—
Net cash used in investing activities	(1,232)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	180,000
Repayments on notes payable	(364,036)	(47,208)
Net cash provided by (used in) financing activities	(364,036)	132,792

NET INCREASE IN CASH	23,104	117,142
CASH AT BEGINNING OF PERIOD	75,918	62,115
CASH AT END OF PERIOD	$99,022	$179,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,421	$—

See notes to condense consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The Condensed Consolidated Balance Sheet as of June 30, 2013 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2013.

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

C. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2014, the Company had a working capital deficit of $4,750,933 and a stockholders’ deficiency of $4,602,337. The Company is delinquent or in default of $3,079,806 of its notes payable and is delinquent in payment of certain amounts due of $607,164 for payroll taxes and accrued interest and penalties as of March 31, 2014. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2014 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2014 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

For the nine months ended March 31, 2014 and 2013 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period. As of March 31, 2014 and 2013, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2014	2013
Warrants	50,000	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	8,480,973	9,100,752
Options	3,056,500	3,195,583
Total	11,597,473	12,581,335

Concentrations

During the three months ended March 31, 2014 and 2013, the Company had 3 customers that accounted for approximately 19%, 20%, and 39% of sales in 2014, and three customers that accounted for approximately 10%, 15% and 64% of sales in 2013, respectively. During the nine months ended March 31, 2014 and 2013, the Company had two customers that accounted for approximately 11% and 48% of sales in 2014, and two customers that accounted for approximately 22% and 41% of sales in 2013, respectively. No other customers accounted for more than 10% of sales in either period. As of March 31, 2014 and June 30, 2013, the Company had approximately $20,400 (64%) and $6,050 (19%) and $250,000 (83%) and $26,563 (9%), respectively, of accounts receivable due from its major customers.

For the three months ended March 31, 2014 and 2013, foreign revenues accounted for __% (__% Korea, __% Taiwan and __% Germany) and 77% (65% Korea, 2% Taiwan and 10% Germany) of the Company’s total revenues respectively. For the nine months ended March 31, 2014 and 2013, foreign revenues accounted for 92% (81% Korea, 7% Taiwan, 0% Germany and 5% others) and 67% (56% Korea, 7% Taiwan, 3% Germany and 1% others) of the Company’s revenues respectively.

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

E. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the bank. At March 31, 2014 and June 30, 2013, the restricted cash totaled $147,560 and $499,277, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheet.

F. RELATED PARTY TRANSACTIONS

During the period ended March 31, 2014 and 2013 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. These advances have been classified as accounts payable, related party on the balance sheet. The Company also leases its office facilities from Ms. Van Tran.

G. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2014	June 30, 2013
	(UNAUDITED)
Convertible notes payable (includes $128,921 and $132,921, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest are convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The holders also received warrants to purchase one share of common stock for every $2 of investment. The Company recorded a $20,981 discount on the notes payable for the value of the warrants issued. The discount was fully amortized over the term of the notes payable. There was no unamortized discount as of March 31, 2014 and June 30, 2013, respectively. The notes are now in default.	$709,815	$739,815

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.05 to $0.33 per share, interest at 8 % to 10%, due on demand November 2010. The notes are now in default.	1,075,420	1,023,173

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	270,871	258,871

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now is default.	525,633	502,578

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	140,504	134,430

Note payable, unsecured, interest at 10%, due January 2010 and is now in default.	30,192	27,167

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand.	31,849	30,753

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013 and $12,187 is now in default.	13,850	23,411

Notes payable, unsecured, interest at 5%, due January 2013.	—	301,228

Note payable, secured by the Company’s intellectual property, interest at variable rates starting September, 2012, due December 2012 and is now in default.	281,672	270,150

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8% due November 2009 and is now in default.	—	1,525
Grand total	$3,079,806	$3,313,101

For the purposes of Balance Sheet presentation notes payable have been grouped as follows:

	March 31,	June 30,
	2014	2013
Notes payable	$486,005	$787,153
Notes payable, related party	2,593,801	2,525,948
	$3,079,806	$3,313,101

H. STOCK-BASED COMPENSATION

Common Stock to be issued

Shares to be issued to directors for services

During the nine months ended March 31, 2014, the Company granted an aggregate of 275,000 shares of the Company’s common stock to four of the Company’s directors for services rendered and recognized as directors’

fees during the nine months ended March 31, 2014 based on their fair value on their grant dates in the aggregate amount of $25,068. The shares due have not been issued as of March 31, 2014 and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of March 31, 2014 and for the nine months then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price

Outstanding at June 30, 2013	3,165,583	$ 0.13
Expired	(109,083)	$ 0.63
Outstanding at March 31, 2014	3,056,500	$ 0.12
Exercisable at March 31, 2014	3,056,500	$ 0.12

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2014 is 4.98 years. The options have no intrinsic value at March 31, 2014.

Stock-based compensation expense was $0 and $0 during the three and nine months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was no unrecognized compensation costs related to stock options.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 50,000 fully vested warrants to acquire its common stock at an exercise price of $2 per share. The warrants expire in 2014. The warrants have no intrinsic value at March 31, 2014.

I. LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

J. SUBSEQUENT EVENTS

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2014 filed on October 20, 2014 with the Securities and Exchange Commission, which contains additional information of events subsequent to March 31, 2014.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2014 compared to March 31, 2013

We had a net loss of $95,825 for the three months ended March 31, 2014 compared to a net loss of $225,877 for the three months ended March 31, 2013.

License and other revenue

Details of revenues are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	$	%

Bar Code Technology	$209,832	$236,375	$(26,543)	(11.2)
Mobile Banking Technology	2,034	50,553	(48,519)	(96.0)

Total Revenues	$211,866	$286,928	$(75,062)	(26.2)

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the three months ended March 31, 2014 was in Korea.

Cost of Sales

Cost of sales for the three months ended March 31, 2014 and 2013, totaled $79,799 and $78,910, respectively. As a percentage of revenue, for the three months ended March 31, 2014, cost of sales was 37.7% compared to 27.5% for the three months ended March 31, 2013.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2014 were $125,970, compared to $335,847 for the three months ended March 31, 2013, a decrease of $209,877. The decrease was the result of less consulting fees as the year prior and less depreciation from office equipment.

Sales and marketing expense for the three months ended March 31, 2014 was $19,357 compared to $16,904 for the three months ended March 31, 2013, an increase of $2,453. The decrease was a result of less emphasis on marketing costs.

Research and development expense for the three months ended March 31, 2014 totaled $33,453 compared to $24,617 for the three months ended March 31, 2013, an increase of $8,836. This increase was a result of additional work needed on patents.

Other Expenses, net

Interest income for the three months ended March 31, 2014 and 2013 was $29 and $0, respectively. Interest expense for the three months ended March 31, 2014 was $49,141 compared to $56,527 in the same period ended March 31, 2013. The decrease was the result of payments on notes payable.

Results of Operations – Nine Months Ended March 31, 2014 compared to March 31, 2013

We had a net income of $285,855 for the nine months ended March 31, 2014 compared to a net loss of $658,620 for the nine months ended March 31, 2013.

License and other revenue

Details of revenues are as follows:

	Nine Months Ended March 31,		Increase (Decrease)
	2014	2013	$	%

Bar Code Technology	$1,291,814	$455,912	$574,775	126.1
Mobile Banking Technology	4,065	119,109	146,083	122.6

Total Revenues	$1,295,879	$575,021	$720,858	125.4

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the nine months ended March 31, 2014, was in Korea.

Cost of Sales

Cost of sales for the nine months ended March 31, 2014 and 2013, totaled $267,487 and $194,011, respectively. As a percentage of revenue, for the nine months ended March 31, 2014, cost of sales was 20.6% compared to 33.7% for the nine months ended March 31, 2013.

Operating Expenses

General and administrative expenses for the nine months ended March 31, 2014 were $406,064, compared to $653,103 for the nine months ended March 31, 2013, a decrease of $247,039. The decrease was the result of the reduction in consulting expenses.

Sales and marketing expense for the nine months ended March 31, 2014 was $66,157 compared to $60,842 for the nine months ended March 31, 2013, an increase of $5,315. The increase was a result of additional sales effort and focus.

Research and development expense for the nine months ended March 31, 2014 totaled $125,374 compared to $101,810 for the nine months ended March 31, 2013, an increase of $23,564. This increase was a result of product engineering and patent work.

Other Expenses, net

Interest income for the nine months ended March 31, 2014 and 2013 was $58 and $0, respectively. Interest expense for the nine months ended March 31, 2014 was $145,000 compared to $223,875 in the same period ended March 31, 2013. The decrease was the result of payments on notes payable.

Liquidity

Our increase in cash and cash equivalent to $99,022 at March 31, 2014 compared to $75,918 at June 30, 2013 was the result of $388,372 in cash provided by operating activities and $364,036 used in financing activities. Net cash provided by operating activities during the nine months ended March 31, 2014 was $388,372 compared with $15,650 used in operating activities during the same period in 2013. Cash provided by operations during the nine months ended March 31, 2014 was primarily due to our increased sales and corresponding net income. Net cash used in financing activities during the nine months ended March 31, 2014 of $364,036 was primarily due to payments on notes payable. During the same period in 2013, the net cash provided by financing activities of $132,792 was from proceeds received from notes payable of $180,000 offset by payments of $47,208 on notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2014, the Company had a working capital deficit of $4,750,933 and a stockholders’ deficiency of $4,602,337. The Company is currently in default of $3,079,806 of notes payable and is also delinquent in payment of certain amounts due of $607,164 for payroll taxes and accrued interest and penalties as of March 31, 2014.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2014 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2014 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty. Our auditor has issued a “going concern” qualification as part of their opinion in the Audit Report for the year ended June 30, 2013.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding. Through March 31, 2014, TMG, executives, and some individuals have funded $1,892,635 mostly in the form of convertible notes payable.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2013.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $3,079,806 representing principal and accrued interest as of the date of filing this report.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $607,154 for payroll taxes and accrued interest and penalties as of March 31, 2014.

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
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 and June 30, 2013; (ii) Consolidated Statement of Operations for the three and nine months ended March 31, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Deficit as at March 31, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013; (v) Notes to the Consolidated Financial Statements.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Veritec, Inc. for purposes of Section 18 of the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2015		VERITEC, INC.

	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

