Form 10-Q
period 2012-12-31
VERITEC INC
filed 2015-08-18
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended December 31, 2012

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

Large Accelerated Filer	☐	Non-accelerated filer	☐

Acceleratd filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 31, 2012, there were 15,920,088 shares of the issuer’s common stock outstanding.

-1-

VERITEC, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2012

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

PART I

ITEM 1. FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2012
ASSETS	(Unaudited)

Current Assets:
Cash	$35,921	$62,115
Accounts receivables, net of allowance of $12,604 and $12,604, respectively	1,767	11,133
Inventories	3,024	3,603
Prepaid expenses	4,350	4,350
Employee advances	37	637
Total Current Assets	45,099	81,838

Restricted cash	500,000	500,000
Property and Equipment, net	322	644

Total Assets	$545,421	$582,482

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$916,521	$835,602
Notes payable, related party – in default	2,529,011	2,283,985
Accounts payable	636,691	584,109
Accounts payable, related party	56,365	43,306
Customer deposits	71,870	—
Deferred revenues	308,225	469,114
Payroll tax liabilities	602,223	521,568
Accrued expenses	137,594	128,135
Total Current Liabilities	5,258,500	4,865,819

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of June 30, 2012 and December 31, 2012	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding as of December 31, 2012 and June 30, 2012	159,201	159,201
Common stock to be issued, 75,000 shares and no shares, respectively	3,000	—
Additional paid-in capital	14,413,010	14,413,010
Accumulated deficit	(19,289,290)	(18,856,548)
Total Stockholders' Deficiency	(4,713,079)	(4,283,337)

Total Liabilities and Stockholders’ Deficiency	$545,421	$584,482

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)

License and other revenue	$129,301	$63,342
Cost of Sales	51,344	58,860
Gross Profit	77,957	4,482

Operating Expenses:
General and administrative	134,865	96,322
Sales and marketing	17,126	34,879
Research and development	35,200	69,680
Total Operating Expenses	187,191	200,881

Loss from Operations	(109,234)	(196,399)

Other Expense:
Interest income	3	3
Interest expense, including $45,382 and $37,656, respectively, to related parties	(86,250)	(40,551)
Total Other Expense	(86,247)	(40,548)

Net Loss	$(195,481)	$(236,947)

Loss Per Common Share,
Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)

License and other revenue	$288,092	$268,058
Cost of Sales	115,101	114,117
Gross Profit	172,991	153,941

Operating Expenses:
General and administrative	317,256	256,785
Sales and marketing	43,938	75,104
Research and development	77,193	106,790
Total Operating Expenses	438,387	438,679

Loss from Operations	(265,396)	(284,738)

Other Expense:
Interest income	5	3
Interest expense, including $84,059 and $75,155, respectively, to related parties	(167,352)	(80,945)
Total Other Expense	(167,347)	(80,942)

Net Loss	$(432,743)	$(365,680)

Loss Per Common Share,
Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

(UNAUDITED)

`
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Common Stock to be Issued	Accumulated Deficit	Total
Balance, July 1, 2012	1,000	$1,000	15,920,088	$159,201	$14,413,010	$—	$(18,856,548)	$(4,283,337)
Share to be issued for services						3,000		3,000
Net Loss for the Period	—	—	—	—	—	—	(432,742)	(432,742)
Balance, December 31, 2012 (Unaudited)	1,000	$1,000	15,920,088	$159,201	$14,413,010	$3,000	$(19,289,290)	$(4,713,079)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(432,742)	$(365,680)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	322	7,912
Allowance on accounts receivable	—	—
Shares issued for services	—	—
Fair value of stock options issued to employees	—	2
Amortization of discount on notes payable	64,966	—
Interest accrued on notes payable	102,386	80,600
Changes in operating assets and liabilities:
Accounts receivable	9,366	5,697
Restricted cash	—	4,570
Inventories	579	—
Prepaid expenses	—	13,250
Deferred revenues	(160,889)	285,458
Employee advances	600	900
Payroll tax liabilities	80,655	92,917
Customer deposit	71,870	—
Accounts payables and accrued expenses	78,100	(81,042)

Net cash provided (used) by operating activities	(184,786)	44,584

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	165,000	19,500
Rapayment on notes payable	(6,408)	-
Net cash provided by financing activities	158,592	19,500

NET INCREASE (DECREASE) IN CASH	(26,194)	64,084
CASH AT BEGINNING OF PERIOD	62,115	14,996
CASH AT END OF PERIOD	$35,921	$79,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,408	$346

See notes to condensed consolidated financial statements

VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2012.

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

C. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended December 31, 2012, the Company had a net loss of $432,742. At December 31, 2012, the Company had a working capital deficit of $5,213,401 and a stockholders’ deficiency of $4,713,079. The Company is delinquent or in default of $3,445,532 of its notes payable and is delinquent in payment of certain amounts due of $602,223 for payroll taxes and accrued interest and penalties as of December 31, 2012. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2013 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2013 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

For the three and six months ended December 31, 2012 and 2011, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

There were 9,751,079 and 6,890,714 potentially dilutive securities as of December 31, 2012 and 2011, respectively.

The potentially dilutive securities consisted of the following as of:

	December 31,	December 31,
	2012	2011
Warrants	275,000	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	8,755,496	5,821,465
Options	710,583	784,249
Total	9,751,079	6,890,714

Concentrations

During the three months ended December 31, 2012 and 2011, the Company had 3 customers that accounted for approximately 30%, 27%, and 23% of sales in 2012, and three customers that accounted for approximately 64%, 15% and 10% of sales in 2011, respectively. During the six months ended December 31, 2012 and 2011, the Company had five customers that accounted for approximately 31%, 18%, 14%, 12% and 10% of sales in 2012, and two customers that accounted for approximately 22% and 41% of sales in 2011, respectively. No other customers accounted for more than 10% of sales in either period. As of December 31, 2012 the Company had no customers that accounted for more than 10% of accounts receivable. At June 30, 2012, the Company had one customer that accounted for approximately 90% of accounts receivable.

For the three months ended December 31, 2012 and 2011, foreign revenues accounted for 59% (23% Korea, 27% Taiwan and 9% Japan) and 77% (65% Korea, 2% Taiwan and 10% Germany) of the Company’s total revenues respectively. For the six months ended December 31, 2012 and 2011, foreign revenues accounted for 79% (50% Korea, 21% Taiwan, 5% Japan and 3% others) and 67% (56% Korea, 7% Taiwan, 3% Germany and 1% others) of the Company’s revenues respectively.

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

E. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the bank. At December 31, 2012 and June 30, 2012, the restricted cash totaled $500,000 and $500,000, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheet.

F. RELATED PARTY TRANSACTIONS

During the period ended December 31, 2012 and June 30, 2012 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. These advances have been classified as accounts payable, related party on the balance sheet. The Company also leases its office facilities from Ms. Van Tran.

G. NOTES PAYABLE

Notes payable consists of the following as of:

	December 31, 2012	June 30, 2012
Convertible notes payable (includes $128,953 and $124,921, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest is convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The notes are currently in default.	$717,996	$695,815

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8% to 10%, due on demand to November 2010. The notes are currently in default.	1,071,235	871,951

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	250,937	242,871

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	487,334	471,838

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	130,463	126,430

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is now in default.	26,175	25,167

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand	30,029	29,293

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013 and is now in default.	22,766	22,110

Notes payable, unsecured, interest at 5%, due January 2013. (1)	449,051	444,374

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012 and is now in default.	262,799	257,957

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was due November 2009 and is now in default.	1,523	1,523
Total	3,450,308	3,189,329
Less valuation discount on notes payable	(4,776)	(69,742)
Grand total	$3,445,532	$3,119,587

(1) In connection with the issuance of the notes payable, two stockholders of the Company granted the lender the option to acquire 1,600,000 unrestricted shares of the Company’s common stock from the stockholder’s at a price of $0.40 per share. The agreement to provide the lender with the option to purchase shares of the two shareholders was presumed to be a separate arrangement between the Company and the lender. As such, the Company valued the shares as if they had provided the lender an option to acquire these shares. The aggregate value of the 1,600,000 shares was valued at $129,931 using Black-Scholes option valuation model with the following assumptions: expected life, 1 year, risk free interest rate, 0.10%, volatility, 250%, and dividend rate, 0%. The value of the option is being considered as a valuation discount and was amortized over the one year life of the Note. For the six months ended December 31, 2012, the Company recognized $64,966 of expense related to the amortization of this discount and is included in the interest expense in the consolidated statement of operations.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	December 31, 2012	June 30, 2012
Notes payable	$916,521	$835,602
Notes payable, related party	2,529,011	2,283,985
	$3,445,532	$3,119,587

H. STOCK-BASED COMPENSATION

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of December 31, 2012 and for the six months then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2012	754,249	$0.42
Forfeited	(43,666)	$1.26
Outstanding at December 31, 2012	710,583	$0.37
Exercisable at December 31, 2012	710,583	$0.37

The weighted-average remaining contractual life of stock options outstanding and exercisable at December 31, 2012 is 1.7 years. The options have no intrinsic value at December 31, 2012.

Stock-based compensation expense was $0 and $0 during the three and six months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was no unrecognized compensation costs related to stock options.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 fully invested warrants to acquire its common stock at an exercise price of $2 per share. The warrants expire in 2014. The warrants have no intrinsic value at December 31, 2012.

I. LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

J. SUBSEQUENT EVENTS

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2013 filed on June 26, 2015 with the Securities and Exchange Commission, which contains additional information of events subsequent to December 31, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended December 31, 2012 compared to December 31, 2011

We had a net loss of $195,481 for the three months ended December 31, 2012 compared to a net loss of $236,947 for the three months ended December 31, 2011.

License and other revenue

Details of revenues are as follows:

	Three Months Ended December 31,		Increase (Decrease)
	2012	2011	$	%

BarCode Technology	$77,309	$52,618	$24,691	46.9
Mobile Banking Technology	51,992	10,724	41,268	384.8

Total Revenues	$129,301	$63,342	$65,959	104.1

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the three months ended December 31, 2011, was in China.

Cost of Sales

Cost of sales for the three months ended December 31, 2012 and 2011, totaled $51,344 and $58,860, respectively. As a percentage of revenue, for the three months ended December 31, 2012, cost of sales was 39.7% compared to 92.9% for the three months ended December 31, 2011.

Operating Expenses

General and administrative expenses for the three months ended December 31, 2012 were $134,865, compared to $96,322 for the three months ended December 31, 2011, an increase of $38,543. The increase was the result of higher professional services fees and travel expenses.

Sales and marketing expense for the three months ended December 31, 2012 were $17,126 compared to $34,879 for the three months ended December 31, 2011, a decrease of $17,753. The decrease was a result of fewer sales personnel involved in sales thus cutting back on marketing costs.

Research and development expense for the three months ended December 31, 2012 were $35,200 compared to $69,680 for the three months ended December 31, 2011, a decrease of $34,480. This decrease was a result of reduction of engineer payroll related costs.

Other Expenses, net

Other expense, net for the three months ended December 31, 2012 were $86,247 compared to $40,548 for the three months ended December 31, 2011, an increase of $45,699. This increase was a result of $32,483 debt discount amortization expense not incurred during the same period of the prior year and increased interest expense related to our increased debt levels.

Results of Operations – Six Months Ended December 31, 2012 compared to December 31, 2011

We had a net loss of $432,743 for the six months ended December 31, 2012 compared to a net loss of $365,680 for the six months ended December 31, 2011.

License and other revenue

Details of revenues are as follows:

	Six Months Ended December 31,		Increase (Decrease)
	2012	2011	$	%

BarCode Technology	$219,538	$256,792	$(37,254)	(14.5)
Mobile Banking Technology	68,554	11,266	57,288	508.5

Total Revenues	$288,092	$268,058	$20,034	7.5

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the six months ended December 31, 2012, was in China.

Cost of Sales

Cost of sales for the six months ended December 31, 2012 and 2011, totaled $115,101 and $114,117, respectively. As a percentage of revenue, for the six months ended December 31, 2012, cost of sales was 40.0% compared to 42.6% for the six months ended December 31, 2011.

Operating Expenses

General and administrative expenses for the six months ended December 31, 2012 were $317,256, compared to $256,785 for the six months ended December 31, 2011, an increase of $60,471. The increase was the result of increased professional services fees and travel expenses.

Sales and marketing expense for the six months ended December 31, 2012 were $43,938 compared to $75,104 for the six months ended December 31, 2011, a decrease of $31,166. The decrease was a result of fewer sales personnel involved in sales thus cutting back on marketing costs.

Research and development expense for the six months ended December 31, 2012 were $77,193 compared to $106,790 for the six months ended December 31, 2011, a decrease of $29,597. This decrease was a result of reduction of engineer payroll related costs, contracts and temporary help.

Other Expenses, net

Other expense, net for the six months ended December 31, 2012 were $167,346 compared to $80,942 for the six months ended December 31, 2011, an increase of $86,404. This increase was a result of $64,966 debt discount amortization expense not incurred during the same period of the prior year and increased interest expense related to our increased debt levels.

Liquidity

Our decrease in cash and cash equivalent to $35,921 at December 31, 2012 compared to $62,115 at June 30, 2012 was the result of $184,786 in cash used in operating activities offset by $158,592 in cash provided by financing activities. Net cash used in operating activities during the six months ended December 31, 2012 was $184,786 compared with $44,584 provided by operating activities during the same period in 2011. Cash used in operations during the six months ended December 31, 2012 was primarily due to our change in deferred revenues. Net cash provided by financing activities during the six months ended December 31, 2012 of $158,592 was primarily due to proceeds received from notes payable of $165,000 offset by payments of $6,408 on notes payable. During the same period in 2011, the net cash provided by financing activities of $19,500 was from proceeds received from notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2012, the Company had a working capital deficit of $5,213,401 and a stockholders’ deficiency of $4,713,079. The Company is currently in default of $3,445,532 of notes payable and is also delinquent in payment of certain amounts due of $602,223 for payroll taxes and accrued interest and penalties as of December 31, 2012.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2013 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2013 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty. Our auditor has issued a “going concern” qualification as part of their opinion in the Audit Report for the year ended June 30, 2012.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding. Through December 31, 2012, TMG, executives, and some individuals have funded approximately $2,658,000, mostly in the form of convertible notes payable. During fiscal year 2012, TMG and some individuals funded $165,000, mostly in the form of convertible notes payable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2012.

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

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1.

ITEM 1A RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $ 3,445,532 representing principal and accrued interest as of December 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company is delinquent in payment of $602,223 for payroll taxes and accrued interest and penalties as of December 31, 2012.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and June 30, 2012; (ii) Consolidated Statement of Operations for the three and six months ended December 31, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Deficit as at December 31, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011; (v) Notes to the Consolidated Financial Statements.

**	The certifications attached as Exhibits 32.1 accompany the Quarterly on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Veritec, Inc. for purposes of Section 18 of the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

By:	/s/ Van Tran	August 18, 2015
Van Tran
Chief Executive Officer
(Principal Executive Officer)

