Form 10-Q
period 2013-03-31
VERITEC INC
filed 2015-08-18
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended March 31, 2013

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

As of March 31, 2013, there were 15,920,088 shares of the issuer’s common stock outstanding.

-1-

VERITEC, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

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

PART I

ITEM 1. FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
ASSETS	(Unaudited)

Current Assets:
Cash	$179,257	$62,115
Accounts receivables, net of allowance of $12,604 and $12,604, respectively	26,710	11,133
Inventories	3,258	3,603
Prepaid expenses	4,350	4,350
Employee advances	37	637
Total Current Assets	213,612	81,838

Restricted cash	498,497	500,000
Property and Equipment, net	160	644

Total Assets	$712,269	$582,482

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$892,450	$835,602
Notes payable, related party – in default	2,585,810	2,283,985
Accounts payable	609,437	584,109
Accounts payable, related party	68,336	43,306
Customer deposits	75,159	—
Deferred revenues	462,825	469,114
Payroll tax liabilities	640,829	521,568
Accrued expenses	135,208	128,135
Total Current Liabilities	5,470,054	4,865,819

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of March 31, 2013 and June 30, 2012	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 15,920,088 shares issued and outstanding as of March 31, 2013 and June 30, 2012	159,201	159,201
Common stock to be issued, 75,000 shares and no shares, respectively	3,000	—
Additional paid-in capital	14,594,181	14,413,010
Accumulated deficit	(19,515,167)	(18,856,548)
Total Stockholders' Deficiency	(4,757,785)	(4,283,337)

Total Liabilities and Stockholders’ Deficiency	$712,269	$582,482

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

License and other revenue	$286,928	$184,358
Cost of Sales	78,910	74,298
Gross Profit	208,018	110,060

Operating Expenses:
General and administrative	335,847	169,356
Sales and marketing	16,904	34,075
Research and development	24,616	55,896
Total Operating Expenses	377,367	259,327

Loss from Operations	(169,349)	(149,267)

Other Expense:
Interest income	2,000	106
Interest expense, including $31,761 and $37,324, respectively, to related parties	(58,528)	(71,728)
Total Other Expense	(56,528)	(71,622)

Net Loss	$(225,877)	$(220,889)

Loss Per Common Share,
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

License and other revenue	$575,020	$452,416
Cost of Sales	194,011	188,415
Gross Profit	381,009	264,001

Operating Expenses:
General and administrative	653,103	425,473
Sales and marketing	60,842	109,848
Research and development	101,809	162,685
Total Operating Expenses	. 815,754	698,006

Loss from Operations	(434,745)	(434,005)

Other Expense:
Interest income	2,006	110
Interest expense, including $115,820 and $112,480, respectively, to related parties	(225,880)	(152,674)
Total Other Expense	(223,874)	(152,564)

Net Loss	$(658,619)	$(586,569)

Loss Per Common Share,
Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Number of Shares Outstanding,
Basic and Diluted	15,920,088	15,920,088

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

`
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Common Stock to be Issued	Accumulated Deficit	Total
Balance, July 1, 2012	1,000	$1,000	15,920,088	$159,201	$14,413,010	$—	$(18,856,548)	$(4,283,337)
Share to be issued for services						3,000		3,000
Stock based compensation expense					181,171			181,171
Net Loss for the Period	—	—	—	—	—	—	(658,619)	(658,619)
Balance, March 31, 2013 (Unaudited)	1,000	$1,000	15,920,088	$159,201	$14,594,181	$3,000	$(19,515,167)	$(4,757,785)

See notes to condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(658,619)	$(586,569)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	483	11,868
Fair value of stock options issued to employees	181,171	2
Amortization of discount on notes payable	69,742	27,707
Interest accrued on notes payable	156,138	123,000
Changes in operating assets and liabilities:
Accounts receivable	(15,577)	7,490
Restricted cash	1,503	(500,000)
Inventories	345	969
Prepaid expenses	—	18,931
Deferred revenues	(6,289)	384,663
Customer deposits	75,159	—
Employee advances	600	1,500
Payroll tax liabilities	119,261	134,153
Accounts payables and accrued expenses	60,433	(60,818)

Net cash used by operating activities	(15,650)	(437,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	—	(10,168)
Net cash used by investing activities	—	(10,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	180,000	489,500
Repayments on notes payable	(47,208)	-
Net cash provided by financing activities	132,792	489,500

NET INCREASE IN CASH	117,142	42,228
CASH AT BEGINNING OF PERIOD	62,115	14,996
CASH AT END OF PERIOD	$179,257	$57,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,408	$1,967

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of shareholder guarantee on notes payable recorded as valuation discount	$—	$129,931

See notes to condensed consolidated financial statements

VERITEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The Condensed Consolidated Balance Sheet as of March 31, 2013 was derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2012.

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

C. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended March 31, 2013, the Company had a net loss of $658,619. At March 31, 2013, the Company had a working capital deficit of $5,246,442 and a stockholders’ deficiency of $4,757,785. The Company is delinquent or in default of $3,478,260 of its notes payable and is delinquent in payment of certain amounts due of $640,829 for payroll taxes and accrued interest and penalties as of March 31, 2013. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2013 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2013 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

For the three and nine months ended March 31, 2013 and 2012, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

There were 12,581,335 and 7,141,067 potentially dilutive securities as of March 31, 2013 and 2012, respectively.

The potentially dilutive securities consisted of the following as of:

	March 31,	March 31,
	2013	2012
Warrants	275,000	275,000
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	9,100,752	6,071,818
Options	3,195,583	784,249
Total	12,581,335	7,141,067

Concentrations

During the three months ended March 31, 2013 and 2012, the Company had 3 customers that accounted for approximately 9%, 31%, and 47% of sales in 2013, and three customers that accounted for approximately 10%, 15% and 64% of sales in 2012, respectively. During the nine months ended March 31, 2013 and 2012, the Company had two customers that accounted for approximately 31% and 47% of sales in 2013, and two customers that accounted for approximately 22% and 41% of sales in 2012, respectively. No other customers accounted for more than 10% of sales in either period. As of March 31, 2013 and June 30, 2012, the Company had approximately $20,400 (64%) and $6,050 (19%) and $250,000 (83%) and $26,563 (9%), respectively, of accounts receivable due from its major customers.

For the three months ended March 31, 2013 and 2012, foreign revenues accounted for 98% (88% Korea, 9% Taiwan and 1% Germany) and 77% (65% Korea, 2% Taiwan and 10% Germany) of the Company’s total revenues respectively. For the nine months ended March 31, 2013 and 2012, foreign revenues accounted for 97% (41% Korea, 18% Taiwan, 0% Germany and 41% others) and 67% (56% Korea, 7% Taiwan, 3% Germany and 1% others) of the Company’s revenues respectively.

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

E. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the bank. At March 31, 2013 and June 30, 2012, the restricted cash totaled $498,497 and $500,000, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheet.

F. RELATED PARTY TRANSACTIONS,

During the period ended March 31, 2013 and June 30, 2012 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. These advances have been classified as accounts payable, related party on the balance sheet. The Company also leases its office facilities from Ms. Van Tran.

G. NOTES PAYABLE

Notes payable consists of the following as of:

	March 31, 2013	June 30, 2012
Convertible notes payable (includes $130,926 and $124,921, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest is convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The notes are currently in default.	$728,845	$695,815

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8% to 10%, due on demand to November 2010. The notes are currently in default.	1,105,659	871,951

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	254,882	242,871

Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	494,914	471,838

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	132,436	126,430

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is now in default.	26,668	25,167

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand	30,390	29,293

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013 and is now in default.	23,086	22,110

Notes payable, unsecured, interest at 5%, due January 2013. (1)	413,427	444,374

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012 and is now in default.	266,429	257,957

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was due November 2009 and is now in default.	1,522	1,523
Total	3,478,260	3,189,329
Less valuation discount on notes payable	—	(69,742)
Grand total	$3,478,260	$3,119,587

(1) In connection with the issuance of the notes payable, two stockholders of the Company granted the lender the option to acquire 1,600,000 unrestricted shares of the Company’s common stock from the stockholder’s at a price of $0.40 per share. The agreement to provide the lender with the option to purchase shares of the two shareholders was presumed to be a separate arrangement between the Company and the lender. As such, the Company valued the shares as if they had provided the lender an option to acquire these shares. The aggregate value of the 1,600,000 shares was valued at $129,931 using Black-Scholes option valuation model with the following assumptions: expected life, 1 year, risk free interest rate, 0.10%, volatility, 250%, and dividend rate, 0%. The value of the option is being considered as a valuation discount and was amortized over the one year life of the Note. For the nine months ended March 31, 2013, the Company recognized $69,742 of expense related to the amortization of this discount and is included in the interest expense in the consolidated statement of operations.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	March 31, 2013	June 30, 2012
Notes payable	$892,450	$835,602
Notes payable, related party	2,585,810	2,283,985
	$3,478,260	$3,119,587

H. STOCK-BASED COMPENSATION

Stock options

The Company has agreements with certain of its employees and independent contractor consultants that provide grants of options to purchase the Company’s common stock.

A summary of stock options as of March 31, 2013 and for the nine months then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2012	754,249	$0.42
Granted	2,500,000	$0.08
Forfeited	(58,666)	$1.32
Outstanding at March 31, 2013	3,195,583	$0.14
Exercisable at March 31, 2013	3,195,583	$0.14

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement during the nine months ended March 31, 2013. The weighted-average grant date fair value for options granted in fiscal 2013 was $0.43. The Company recognized stock-based compensation expense of $181,171 and $0 during the nine months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was no remaining unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of March 31, 2013.

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2013 is 5.74 years. The options have no intrinsic value at March 31, 2013.

Stock-based compensation expense was $0 and $0 during the three and nine months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was no unrecognized compensation costs related to stock options.

Warrants

In connection with the issuance of certain convertible notes payable, the Company has outstanding 275,000 fully invested warrants to acquire its common stock at an exercise price of $2.00 per share. The warrants expire in 2014. The warrants have no intrinsic value at March 31, 2013.

I. LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

J. SUBSEQUENT EVENTS

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2013 filed on June 26, 2015 with the Securities and Exchange Commission, which contains additional information of events subsequent March 31, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2013 compared to March 31, 2012

We had a net loss of $225,877 for the three months ended March 31, 2013 compared to a net loss of $220,889 for the three months ended March 31, 2012.

License and other revenue

Details of revenues are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	$	%

BarCode Technology	$236,375	$69,484	$166,891	240.2
Mobile Banking Technology	50,553	114,874	(64,321)	(56.0)

Total Revenues	$286,928	$184,358	$102,570	55.6

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the three months ended March 31, 2012, was in China.

Cost of Sales

Cost of sales for the three months ended March 31, 2013 and 2012, totaled $78,910 and $74,298, respectively. As a percentage of revenue, for the three months ended March 31, 2013, cost of sales was 27.5% compared to 40.3% for the three months ended March 31, 2012.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2013 were $335,847, compared to $169,356 for the three months ended March 31, 2012, an increase of $166,491. The increase was the result of additional employees and costs on personnel.

Sales and marketing expense for the three months ended March 31, 2013 were $16,904 compared to $34,075 for the three months ended March 31, 2012, a decrease of $17,171. The decrease was a result of less sales and marketing efforts.

Research and development expense for the three months ended March 31, 2013 were $24,616 compared to $55,896 for the three months ended March 31, 2012, a decrease of $31,280. This decrease was a result of the less emphasis on patents and improving product.

Other Expenses, net

Other expense, net for the three months ended March 31, 2013 were $56,528 compared to $71,622 for the three months ended March 31, 2012, a decrease of $15,094. This decrease was primarily due to less debt discount amortization realized as compared to the same period of the prior year.

Results of Operations – Nine months Ended March 31, 2013 compared to March 31, 2012

We had a net loss of $658,619 for the nine months ended March 31, 2013 compared to a net loss of $586,569 for the nine months ended March 31, 2012.

License and other revenue

Details of revenues are as follows:

	Nine months Ended March 31,		Increase (Decrease)
	2013	2012	$	%

BarCode Technology	$456,173	$326,276	$129,897	39.8
Mobile Banking Technology	118,847	126,140	(7,293)	(5.8)

Total Revenues	$575,020	$452,416	$122,604	27.1

License and hardware revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The license revenue increase or decrease was mainly attributable to the demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China. The largest increase of our license sales for the nine months ended March 31, 2013, was in China.

Cost of Sales

Cost of sales for the nine months ended March 31, 2013 and 2012, totaled $194,011 and $188,415, respectively. As a percentage of revenue, for the nine months ended March 31, 2013, cost of sales was 33.7% compared to 41.6% for the nine months ended March 31, 2012.

Operating Expenses

General and administrative expenses for the nine months ended March 31, 2013 were $653,103, compared to $425,473 for the nine months ended March 31, 2012, an increase of $227,660. The increase was the result of additional employees and costs on personnel.

Sales and marketing expense for the nine months ended March 31, 2013 were $60,842 compared to $109,848 for the nine months ended March 31, 2012, a decrease of $49,006. The decrease was a result of less sales and marketing efforts.

Research and development expense for the nine months ended March 31, 2013 were $101,809 compared to $162,685 for the nine months ended March 31, 2012, a decrease of $60,876. This decrease was a result of the less emphasis on patents and improving product.

Other Expenses, net

Other expense, net for the nine months ended March 31, 2013 were $223,875 compared to $152,564 for the nine months ended March 31, 2012, an increase of $71,311. This increase was primarily a result of the amortization of notes discount of $69,742.

Liquidity

Our increase in cash and cash equivalent to $179,257 at March 31, 2013 compared to $62,115 at June 30, 2012 was the result of $15,650 in cash used in operating activities offset by $132,792 cash provided by financing activities. Net cash provided by operating activities during the nine months ended March 31, 2013 was $15,650 compared with $437,104 used in operating activities during the same period in 2012. Net cash provided by financing activities during the nine months ended March 31, 2013 of $132,792 was primarily due to proceeds received from notes payable of $180,000 offset by payments of $47,208 on notes payable. During the same period in 2012, the net cash provided by financing activities of $489,500 was from proceeds received from notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2013, the Company had a working capital deficit of $5,256,442 and a stockholders’ deficiency of $4,757,785. The Company is currently in default of $3,478,260 of notes payable and is also delinquent in payment of certain amounts due of $640,829 for payroll taxes and accrued interest and penalties as of March 31, 2013.  The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2013 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2013 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty. Our auditor has issued a “going concern” qualification as part of their opinion in the Audit Report for the year ended June 30, 2012.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding. Through March 31, 2013, TMG, executives, and some individuals have funded approximately $2,717,000 mostly in the form of convertible notes payable. During fiscal year 2012, TMG and some individuals funded $180,000, mostly in the form of convertible notes payable.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2012.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $3,478,260 representing principal and accrued interest as of March 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company is delinquent in payment of $640,829 for payroll taxes and accrued interest and penalties as of March 31, 2013.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and June 30, 2012; (ii) Consolidated Statement of Operations for the three and nine months ended March 31, 2013 and 2012; (iii) Consolidated Statement of Stockholders’ Deficit as at March 31, 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012; (v) Notes to the Consolidated Financial Statements.

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

