Form 10-K
period 2015-06-30
VERITEC INC
filed 2016-01-21
CIK 773318

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1931

For the fiscal year ended June 30, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

The aggregate market value of the common stock of the registrant held by non-affiliates, computed by reference to the average bid price of the common stock on December 31, 2014, was $1,273,607.

Number of shares outstanding as of December 15, 2015 was: 39,538,007.

1

VERITEC, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

ITEM 1 BUSINESS

Summary

The Company was primarily engaged in the development, marketing, sales and licensing of products and rendering of professional services related thereto in the following two fields of technology: (1) proprietary two-dimensional matrix symbology (also commonly referred to as “two-dimensional barcodes” or “2D barcodes”), and (2) mobile banking prepaid debit card solutions. Subsequent to June 30, 2015, the Company sold its barcode technology and focused its efforts solely on its mobile banking technology.

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

On September 30, 2014, Veritec ("Buyer"), and Tangible Payments LLC ("Seller"), a Maryland Limited Liability Company, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which Veritec acquired certain assets and liabilities of the Tangible Payments LLC. Tangible Payments is a combined-solution software package that incorporates features the market is currently purchasing as an individual-solutions product that requires integrated services at an additional cost. With a one-stop package, Tangible’s Payments solution eliminates costs and reduces deployment time.

On September 30, 2015, the Company sold all of its assets of its Barcode Technology to The Matthews Group, a related party, which was comprised solely of its intellectual property. The sale allows the Company to focus its efforts solely on its growing Mobile Banking Technology.

Our Products and Solutions

I.	Barcode Technology

The Company’s Barcode Technology was originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780. Our principal licensed product to date that contains our VeriCode ® Barcode Technology has been a product identification system for identification and tracking of manufactured parts, components and products mostly in the liquid crystal display (LCD) markets. The VeriCode® symbol is a two-dimensional high data density machine-readable symbol that can contain up to approximately 500 bytes of data.The Company’s VSCode® Barcode Technology is a derivative of the VeriCode® symbol with the ability to encrypt a greater amount of data by increasing data density. The VSCode ® is a data storage “container” that offers a high degree of security and which can also be tailored to the application requirements of the user. The VSCode ® symbol can hold any form of binary information that can be digitized, including numbers, letters, images, photos, graphics, and the minutia for biometric information, including fingerprints and facial image data, to the extent of its data storage capacity, that are likewise limited by the resolution of the marking and reading devices employed by the user. VSCode ® is ideal for secure identification documents (such as national identification cards, driver’s licenses, and voter registration cards), financial cards, medical records and other high security applications. In its PhoneCodes™ product platform, Veritec developed software to send, store, display, and read a VeriCode® Barcode Technology symbol on the LCD screen of a mobile phone. With the electronic media that provide the ease of transferring information over the web, Veritec’s PhoneCodes™ technology enables individuals and companies to receive or distribute gift certificates, tickets, coupons, receipts, or engage in banking transactions using the VeriCode ® technology via wireless phone or PDA.

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property. The sale allows the Company to focus its efforts solely on its growing Mobile Banking Technology.

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

On September 30, 2015, the Company sold all of its existing intellectual property relating to its Barcode Technology to The Matthews Group, a related party (see Note 12 to the attached Consolidated Financial Statements).

Major Customers

The Company’s has two customers in fiscal 2015 that represented an aggregate of 23% of our revenue, and three customers in 2014 that represented 55% of our revenue. During fiscal 2015 and 2014, 45% and 70% respectively, of our revenue was from customers outside the United States.

Engineering, Research and Development

As of June 30, 2015, the Company employed two engineers and engaged five engineering independent contractors. During the fiscal year that ended June 30, 2015, we concentrated on several projects which included the development of our Mobile debit and member rewards banking platform, and the continued development and support of the liquid crystal display (LCD) business the VeriSuite™ Bio-ID software platform, the PhoneCodes™ software platform. All of these projects are currently in various stages of development or have been completed.

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

Employees

As of June 30, 2015, the Company employed three employee and nine independent contractor consultants.

Financial Information about Geographic Areas

For the fiscal year ended, June 30, 2015, United States customers accounted for 55% (44% in fiscal 2014) of the Company’s total revenue. The remaining revenue of 45% (56% in fiscal 2014) was from foreign customers. Our foreign revenues have been concentrated primarily in Japan, Korea, Taiwan, China and Germany.

ITEM 2 PROPERTIES

We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the Chairman of the Board and the Chief Executive Officer of the Company. Our lease requires monthly payments of $4,200 which ran through June 30, 2015, and was automatically extended for two one-year terms.

ITEM 3 LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

In December, 2013, the Company filed a complaint in Eighth Judicial District Court of Clark County, Nevada against Pacific Stock Transfer Company (“Pacific”). Veritec utilized the service of Pacific to administer its securities transfer for a period of time, but because we were dissatisfied with Pacific’s performance Veritec sent Pacific a letter terminating its services as transfer agent. Pacific refused to turn over Veritec’s documents and filed a required termination notice, demanding a termination fee” of $7,500. Believing it was being extorted and its securities documents held hostage, Veritec filed a lawsuit seeking injunctive relief. On September 15, 2014, this case was settled between both parties to split the $11,260 deposited with the Court.

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

Market Price Range of Common Stock	Fiscal 2015		Fiscal 2014
Quarter Ended	High	Low	High	Low
September 30	$.15	$.05	$.09	$.09
December 31	$.15	$.06	$.11	$.03
March 31	$.11	$.28	$.07	$.07
June 30	$.15	$.18	$.07	$.07

Shareholders

As of December 11, 2015, there were approximately 790 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements; we do not anticipate paying any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During fiscal year 2015 and 2014, we did not issue any other equity securities that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding awards granted pursuant to our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	2,520,000	$0.42	—

Total	2,520,000	$0.42	—

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted no options or stock bonuses to employees and consultants under this arrangement in 2015 and 2014, respectively.

ITEM 6 SELECTED FINANCIAL DATA

The Company, as a smaller reporting company, is not required to provide disclosure under this Item 6.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – June 30, 2015 compared to June 30, 2014

We had a net loss of $907,474 in the fiscal year ended June 30, 2015 compared to net income of $302,053 in the fiscal year ended June 30, 2014.

License and other revenue

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2015	2014	$	%

Barcode Technology	$507,960	$1,623,109	$(1,115,149)	(68.7)
Mobile Banking Technology	437,847	12,254	425,593	3,473.1

Total Revenues	$945,807	$1,635,363	$(689,556)	(42.2)

Barcode Technology revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The decrease in Barcode Technology revenues was mainly attributable to the decreased demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increase in Korea and China.

2

Mobile Banking Technology revenues includes products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. The increase in Mobile Banking Technology revenues is due to its efforts to grow this business line which has led to several recent multiyear agreements to provide services and support.

On September 30, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology. The sale allows the Company to focus its efforts solely on growing its Mobile Banking Technology business.

Cost of Sales

Cost of sales for the year ended June 30, 2015 and 2014, totaled $329,703 and $345,107, respectively. The slight decrease in expense was the result of decreased labor costs associated with projects implemented during the period as compared to the same period of the prior year. As a percentage of revenue, for the year ended June 30, 2015, cost of sales was 34.9% compared to 21.1% for the year ended June 30, 2014.

Operating Expenses

General and administrative expenses for the fiscal year ended June 30, 2015 were $841,816, compared to $578,947 for fiscal year ended June 30, 2014, an increase of $262,869. The increase was the result of $134,215 in operating expenses incurred after acquiring Tangible Payments, LLC (see Note 5 of the attached Consolidated Financial Statements). The remaining increase in expenses of $128,654 was primarily from increased salaries, benefits and professional fees.

Sales and marketing expense for the fiscal year ended June 30, 2015 was $83,863 compared to $31,590 for the fiscal year ended June 30, 2014, an increase of $52,273. The increase was a result of the Company’s increased sales and marketing efforts to support its mobile banking technology and to open new markets in Asia.

Research and development expense for the year ended June 30, 2015 totaled $98,412 compared to $188,810 for the year ended June 30, 2014, a decrease of $90,398. The decrease in expense was the result of the Company’s completion of certain research and development projects associated with its Mobile Banking Technology as compared to the same period of the prior year.

Other Expenses, net

Other expense, net for year ended June 30, 2015 totaled $499,487 compared to $188,856 for the year ended June 30, 2014, an increase of $310,631. The increase was primarily a result of $297,875 of non-cash expense relating to the beneficial conversion feature of convertible notes payables issued during fiscal year 2015. A beneficial conversion feature is realized when the conversion price of a convertible notes payable is below the closing market price on the date of issuance. The remaining increase of $12,767 was additional interest expense associated with our overall increased debt balances.

Capital Expenditures and Commitments

We made no capital purchases in fiscal 2015. In 2014, we made capital expenditures of $1,234.

Liquidity

Our cash and cash equivalents balance at June 30, 2015 increased to $52,762 as compared to $24,665 at June 30, 2014. The increase was the result of $192,903 in cash used in operating activities offset by $221,000 provided by financing activities. Net cash used in operations during 2015 was $192,903 compared with $291,760 provided by operations during the same period in 2014. Cash used in operations during 2015 was primarily due to the net loss in the period. Net cash used in investing activities was $0 during 2015 compared with $1,234 during 2014, which was the result of the purchase of property and equipment. Net cash provided by financing activities of $221,000 during 2015 was primarily due to proceeds received from notes payable of $365,000 offset by payments of $144,000 on notes payable. During the same period in 2014, net cash used in financing activities of $341,779 was from proceeds received from notes payable of $68,500 offset by payments of $410,279 on notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a loss of $907,474 during the year ended June 30, 2015, and at June 30, 2015, the Company had a working capital deficit of $5,159,420 and a stockholders’ deficiency of $5,106,433. The Company is currently in default of $3,562,707 of notes payable and is also delinquent in payment of certain amounts due of $453,277 for payroll taxes and accrued interest and penalties as of June 30, 2015. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2016 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2016 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty. Our auditor has issued a “going concern” qualification as part of their opinion in the Audit Report for the year ended June 30, 2015.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Lawrence J. Johanns, a significant Company stockholder.

In September 2015, The Matthews Group, a related party and the Company’s largest debt holder, elected to convert $1.8 million of its convertible notes payable balance, at a conversion price of $0.08 per share of common stock, into 22.2 million shares of the Company’s common stock.

In September 2015, the Company sold its Barcode Technology assets to The Matthews Group, a related party, for $670,000. The proceeds from the sale were used to reduce the Company’s notes payable balance to The Matthews Group.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, which expired on June 30, 2015, and was automatically extended until June 30, 2017. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the two-year lease commitment is $100,800.

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

We estimate volatility and forfeitures based upon historical data. As permitted by the authoritative guidance issued by the Financial Accounting Standards Board, we use the “simplified” method to determine the expected life of an option due to the Company’s lack of sufficient historical exercise data to provide a reasonable basis, which is a result of the relatively high turnover rates experienced in the past for positions granted options. All of these variables have an effect on the estimated fair value of our share-based awards.

Revenue Recognition

The Company accounts for revenue recognition in accordance with guidance of the Financial Accounting Standards Board. Revenues for the Company are classified into barcode technology revenue and mobile banking technology revenue.

Revenues from licenses and identification cards are recognized when the product is shipped, the Company no longer has any service or other continuing obligations, and collection is reasonably assured. The process typically begins with a customer purchase order detailing its specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and other products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or other products are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

The Company, as a processor and a distributor, recognizes revenue from transaction fees charged cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

Recently Issued Accounting Standards

See Footnote 1 of consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 8 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Veritec, Inc. and Subsidiaries

Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

January 21, 2015

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND 2014

	2015	2014

ASSETS

Current Assets:
Cash	$52,762	$24,665
Accounts receivables, net of allowance of $0 and $13,395, respectively	38,749	70,500
Inventories	14,461	7,829
Prepaid expenses	18,234	17,143
Total Current Assets	124,206	120,137

Restricted cash	63,029	51,957
Property and Equipment, net	583	994
Intangibles, net	144,375	—

Total Assets	$332,193	$173,088

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$521,610	$493,017
Notes payable, related party – in default	3,041,097	2,649,202
Accounts payable	630,490	540,794
Accounts payable, related party	96,110	78,753
Customer deposits	25,482	91,260
Deferred revenue	492,603	258,764
Payroll tax liabilities	453,277	539,218
Accrued expenses	22,957	104,168
Total Current Liabilities	5,283,626	4,755,176

Contingent earnout liability	155,000	—
Total Liabilities	5,438,626	4,755,176

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of June 30, 2015 and 2014	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 16,530,088 and 15,920,088 shares issued and outstanding as of June 30, 2015 and 2014, respectively	165,301	159,201
Common stock to be issued, 940,000 shares and 400,000 shares, respectively	51,800	39,596
Additional paid-in capital	14,959,006	14,594,181
Accumulated deficit	(20,283,540)	(19,376,066)
Total Stockholders' Deficiency	(5,106,433)	(4,582,088)

Total Liabilities and Stockholders’ Deficiency	$332,193	$173,088

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	Years Ended June 30,
	2015	2014

Revenue:
Barcode technology revenue	$507,960	$1,623,109
Mobile banking technology revenue	437,847	12,254
Total revenue	945,807	1,635,363

Cost of sales	329,703	345,107

Gross Profit	616,104	1,290,256

Operating Expenses:
General and administrative	841,816	578,947
Sales and marketing	83,863	31,590
Research and development	98,412	188,810
Total operating expenses	1,024,091	799,347

Income (Loss) from Operations	(407,987)	490,909

Other Expense:
Interest income	—	58
Interest expense, including $172,564 and $152,501, respectively, to related parties	(499,487)	(188,914)
Total other expense	(499,487)	(188,856)

Net Income (Loss)	$(907,474)	$302,053

Net Loss Per Common Share -
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02

Weighted Average Number of Shares Outstanding -
Basic	16,351,956	15,920,088
Diluted	16,351,956	18,976,588

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

BALANCE, July 1, 2013	1,000	$1,000	15,920,088	$159,201	$10,477	$14,594,181	$(19,678,119)	$(4,913,260)

Shares issued for services	—	—	—	—	3,869	—	—	3,869
Stock based compensation	—	—	—	—	25,250	—	—	25,250
Net income	—	—	—	—	—	—	302,053	302,053

BALANCE, June 30, 2014	1,000	1,000	15,920,088	159,201	39,596	14,594,181	(19,376,066)	(4,582,088)

Shares issued for acquisition	—	—	250,000	2,500	—	35,000	—	37,500
Shares issued for services	—	—	135,000	1,350	9,300	8,950	—	19,600
Shares issued for common stock issuable	—	—	225,000	2,250	(25,250)	23,000	—	—
Stock based compensation	—	—	—	—	28,154	—	—	28,154
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	297,875	—	297,875
Net loss	—	—	—	—	—	—	(907,474)	(907,474)

BALANCE, June 30, 2015	1,000	$1,000	16,530,088	$165,301	$51,800	$14,959,006	$(20,283,540)	$(5,106,433)

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	Years Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(907,475)	$302,053
Adjustments to reconcile net income (loss) net cash provided by (used in) operating activities:
Depreciation	411	239
Amortization	48,125	—
Allowance on accounts receivable	—	244
Beneficial conversion feature on convertible notes payable	297,875	—
Shares issued for services	19,600	3,869
Stock based compensation expense	28,154	25,250
Interest accrued on notes payable	199,489	170,897
Changes in operating assets and liabilities:
Accounts receivable	31,751	217,579
Restricted cash	(11,072)	447,320
Inventories	(6,632)	(3,014)
Prepaid expenses	(1,091)	15,744
Deferred revenue	233,839	(767,911)
Payroll tax liabilities	(85,941)	(141,242)
Customer deposits	(65,778)	19,973
Accounts payables and accrued expenses	25,842	759
Net cash provided by (used in) operating activities	(192,903)	291,760

CASH FLOWS FROM INVESTING ACTIVITIES
Advances on notes receivable	—	(1,234)
Net cash used in investing activities	—	(1,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	—	(300,279)
Proceeds from notes payable, related party	365,000	68,500
Payment on notes payable, related party	(144,000)	(110,000)
Net cash provided by (used in) financing activities	221,000	(341,779)

NET INCREASE (DECREASE) IN CASH	28,097	(51,253)

CASH AT BEGINNING OF YEAR	24,665	75,918

CASH AT END OF YEAR	$52,762	$24,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$14,423

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$37,500	$—
Contingent earnout liability from acquisitions	$155,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Veritec, Inc. (Veritec) was formed in the State of Nevada on September 8, 1982. Veritec’s wholly owned subsidiaries include, Vcode Holdings, Inc. (Vcode®), and Veritec Financial Systems, Inc. (VTFS) (collectively the “Company”).

Nature of Business

The Company as primarily engaged in the development, marketing, sales and licensing of products and rendering of professional services related thereto in the following two fields of technology: (1) proprietary two-dimensional matrix symbology (also commonly referred to as “two-dimensional barcodes” or “2D barcodes”), and (2) mobile banking solutions. Subsequent to June 30, 2015, the Company began to focus exclusively on mobile banking technology, and sold its barcode technology.

Barcode Technology

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

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property. The sale allows the Company to focus its efforts solely on its growing Mobile Banking Technology (See Note 12).

Mobile Banking Solutions

In January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization and Third-Party Servicer. As a Cardholder Independent Sales Organization, Veritec was able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provided back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank. As of October 2010 the Company’s registration with Security First Bank terminated. As of April 2011 the Company signed an ISO and processor agreement with Palm Desert National Bank (which was later assigned to First California Bank) to market and processes the Company’s Visa branded card program on behalf of the bank. First California Bank was sold to Pacific Western Bank and June 2013 Pacific Western Bank closed its entire debit card division and transferred its contract with VTFS to Central Bank of Kansas City Bank. On February 5th, 2014 the entire relationship between Veritec and Pacific Western Bank ended and the new relationship with Central Bank of Kansas City began.

On September 30, 2014, Veritec ("Buyer"), and Tangible Payments LLC ("Seller"), a Maryland Limited Liability Company, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which Veritec acquired certain assets and liabilities of the Tangible Payments LLC (See Note 5).

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

Inventories

Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method. Inventory is net of reserves of $23,900 at both June 30, 2015 and 2014.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Based upon management’s assessment, there were no indicators of impairment at June 30, 2015 or 2014.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the year ended June 30, 2015.

Major Customers:

Customers in excess of 10% of total revenues were as follows:

	Years Ended June 30,
	2015	2014

Customer A	--%	31%
Customer B	12%	16%
Customer C	11%	8%
	23%	55%

As of June 30, 2015, the Company had approximately $6,025 (16%), $5,650 (15%), and $4,575 (12%) of accounts receivable due from its major customers. As of June 30, 2014, the Company had approximately $86,361 (69%) and $23,250 (19%), respectively, of accounts receivable due from its major customers.

Foreign Revenues

Foreign revenues accounted for 45% (9% Korea, 19% Taiwan, and 17% others) of the Company’s total revenues in fiscal 2015 and 70% (54% Korea, 10% Taiwan, and 6% others) in fiscal 2014.

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

Level 2- Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3- Unobservable inputs based on the Company's assumptions.

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2015 or 2014.

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

Revenue Recognition

The Company accounts for revenue recognition in accordance with guidance of the Financial Accounting Standards Board. Revenues for the Company are classified into barcode technology revenue and mobile banking technology revenue.

Revenues from licenses and identification cards are recognized when the product is shipped, the Company no longer has any service or other continuing obligations, and collection is reasonably assured. The process typically begins with a customer purchase order detailing its specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and other products, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or other products are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

The Company, as a processor and a distributor, recognizes revenue from transaction fees charged cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

Shipping and Handling Fees and Costs

For the years ended June 30, 2015 and 2014, shipping and handling fees billed to customers of $997 and $2,125, respectively were included in revenues and shipping and handling costs of $997 and $2,032, respectively were included in cost of sales.

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

For the year ended June 30, 2015 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. For the year ended June 30, 2014 the calculation of diluted earnings per share included stock options and warrants, calculated under the treasury stock method, and excluded preferred stock and convertible notes payable since the effect was antidilutive.

The following table sets forth the computation of basic and diluted income per common share.

	June 30,
	2015	2014

Net Income (Loss)	$(907,475)	$302,053

Weighted average common shares – basic	16,351,956	15,920,088
Dilutive effect of outstanding stock options	—	3,056,500
Weighted average shares outstanding – diluted	16,351,956	18,976,588

As of June 30, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive

	June 30,
	2015	2014

Series H Preferred Stock	$10,000	$10,000
Convertible Notes Payable	19,563,168	6,347,046
Options	2,520,000	—
Total	22,093,168	6,357,046

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

Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the ASC Topic 350 – Goodwill and Other. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

At June 30, 2015, the intangibles assets of $144,375 relates to our acquisition of Tangible Payments LLC during fiscal year 2015 (see Note 5). Our first impairment test will be conducted in fiscal year 2016, however management believes there were no indications of impairment based on management’s assessment of these assets at June 30, 2015. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record an impairment to our goodwill and intangible assets.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the impact of 2014-16 on the Company’s financial statements and disclosures.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for public business entities in fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2015-11 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a loss of $907,474 during the year ended June 30, 2015, and at June 30, 2015, the Company had a working capital deficit of $5,159,420 and a stockholders’ deficiency of $5,106,433. The Company is in default of $3,562,707 of its note payable obligations and is also delinquent in payment of certain amounts due of $453,277 for payroll taxes and accrued interest and penalties as of June 30, 2015. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2016 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

The Company has relied on The Matthews Group, LLC (TMG), a related party owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Lawrence J. Johanns, a significant stockholder of the Company, for funding.

NOTE 3 – RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the Company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the Bank. At June 30, 2015 and 2014, the restricted cash totaled $63,029 and $51,957, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheets.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	June 30,
	2015	2014

Furniture and equipment	$140,316	$140,316
Software	73,000	73,000
Vehicles	23,301	23,301
	236,617	236,617
Less accumulated depreciation	(236,034)	(235,623)
Total	$583	$944

Depreciation expense for the years ended June 30, 2015 and 2014 was $411 and $239, respectively.

NOTE 5 – ACQUISITION

On September 30, 2014, the Company and Tangible Payments LLC, a Maryland Limited Liability Company, entered into an Asset Purchase Agreement pursuant to which the Company acquired certain assets and liabilities of the Tangible Payments LLC. Tangible Payments LLC is a combined-solution software package that incorporates features the market is currently purchasing as an individual-solutions product that requires integrated services at an additional cost. With a one-stop package, Tangible’s Payments LLC solution eliminates costs and reduces deployment time.

The purchase price for the acquisition was comprised of 250,000 shares of restricted common stock of Veritec valued at $37,500, issued on closing, and an earnout payment of $155,000 for an aggregate purchase price of $192,500. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1.3 million.

The Company assigned $192,500 of the purchase price to contract commitments which will be amortized over a three year period. During the twelve months ended June 30, 2015, the Company recorded $48,125 of amortization expense related to this intangible which is included in general and administrative expense in the Consolidated Statements of Operations.

Total estimated amortization expense with respect to intangible assets for 2016 through 2018 is as follows:

Years Ending June 30,	Amount
2016	$64,167
2017	64,167
2018	16,041
Total	$144,375

The following table presents our unaudited pro forma combined historical results of operations as if we had consummated the acquisition as of July 1, 2013.

	June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Revenues	$1,007,932	$1,909,323
Net income (loss)	$(919,775)	$190,156

NOTES 6 – RELATED PARTY TRANSACTIONS

During the years ended June 30, 2015 and 2014 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. The balances due Ms. Tran as of June 30, 2015 and 2014 were $96,110 and $78,753, respectively. These advances have been classified as accounts payable, related party on the accompanying consolidated balance sheets.

The Company has relied on The Matthews Group, LLC (TMG), owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding (see Note 7). The Company also leases its office facilities from Ms. Van Tran (see Note 11).

NOTE 7 – NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTY

Notes payable includes accrued interest and consists of the following as of June 30, 2015 and 2014:

	2015	2014

Convertible Notes Payable
Convertible notes payable (includes $138,120 and $130,898, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest is convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The notes are currently in default.	$759,763	$720,302

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8% to 10%, due on demand to November 2010. The notes are currently in default.	1,414,260	1,017,435

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	290,871	274,871

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand	33,688	32,215

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013 and is now in default.	14,385	13,586

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was paid in full.	—	1,766
Subtotal convertible notes	2,512,967	2,150,175

Promissory Notes
Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	564,058	533,318

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	150,430	142,430

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is now in default	31,783	29,167

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012 and is now in default.	303,469	287,129
Subtotal notes payable	1,049,740	992,044

Total	$3,562,707	$3,142,219

During fiscal year 2015, the Company issued $365,000 of convertible notes payable that could be converted at a price of $0.08 per share. The market price on the date the convertible notes payable were issued was in excess of the conversion price. The difference between the conversion price of $0.08 per share and the market price was recognized as an expense of $297,875 and was included in interest expense in the Condensed Consolidated Statements of Operations for the year ended June 30, 2015. No similar activity occurred during fiscal year 2014.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	June 30,
	2015	2014

Notes payable	$521,610	$493,017
Notes payable, related party	3,041,097	2,649,202
Total	$3,562,707	$3,142,219

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock

The articles of incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2015 and 2014, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock

Shares issued to consultants for services

During the twelve months ended June 30, 2015, the Company granted and issued 135,000 shares of common stock for services received. The common shares, based on the fair value on the dates granted, were valued at $0.05 to $0.51 per share, for an aggregate of $19,600. No similar activity occurred during the twelve months ended June 30, 2014.

Common Stock to be issued

Shares to be issued to consultants for services rendered

On July 15, 2014, the Company entered into a "Consulting Agreement" with a consultant to be a general advisor on technical issues to both the Company’s President and its subsidiary, Veritec Financial Systems, Inc. Per the payment terms of the Consulting Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. During the year ended June 30, 2015, the Company recorded an obligation to issue 55,000 shares of common stock with an aggregate fair value of $8,150 of which 5,000 shares of common stock were issued in December 2014. As of June 30, 2015, the remaining 50,000 shares of common stock with a value of $7,400 have not been issued and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

On June 23, 2014, the Company entered into an "Advisory Agreement" with a consultant to be an executive advisor to the Company’s President. Per the payment terms of the Advisory Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. The Advisory Agreement was terminated in January 2015. During the year ended June 30, 2015, the Company recorded an obligation to issue 35,000 shares of common stock with an aggregate fair value of $4,050 of which 20,000 shares of common stock were issued in December 2014. As of June 30, 2015, the remaining 15,000 shares of common stock with a value of $1,900 have not been issued and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

On June 7, 2013, the Company entered into a "Business Development Agreement" with a consultant to assist the Company in establishing business relationships in the United States and to assist in seeking financing for the Company. Upon signing of the agreement the Company granted the consultant 50,000 shares of common stock with a fair value at the date of grant of $7,000 as an initial non-refundable engagement fee and recognized such amount as consulting fee during the fiscal year June 30, 2013. In December 2013 and in March 2014, the Company authorized an additional 50,000 shares of common stock issuable under the agreement, and recorded the aggregate fair value as of their grant dates of $3,869 as consulting fees during the fiscal year ended June 30, 2014. The consultant subsequently agreed to receive 50,000 shares as full settlement of the Company’s obligation under the agreement. The 50,000 shares due with a value of $7,000 have not been issued as of June 30, 2015 and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

Shares to be issued to directors and employees for services

During the year ended June 30, 2015, the Company granted an aggregate of 750,000 shares of the Company’s common stock to four of the Company’s directors and certain employees for services rendered and recognized as stock based compensation expense during the fiscal year ended June 30, 2015 based on their fair value at grant dates in the aggregate amount of $28,154. The shares due have not been issued as of June 30, 2015 and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

During the year ended June 30, 2014, the Company granted an aggregate of 225,000 shares of the Company’s common stock to four of the Company’s directors for services rendered and recognized as directors’ fees during the fiscal year ended June 30, 2014 based on their fair value on their grant dates in the aggregate amount of $25,250. The shares due had not been issued as of June 30, 2014 and had been reflected as common shares to be issued. The 225,000 shares were issued in 2015.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

A summary of stock options as of June 30, 2015 and for the two years then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2013	3,165,653	$0.42
Granted	—	$0.00
Forfeited	(109,153)	$0.00
Outstanding at June 30, 2014	3,056,500	$0.42
Granted	—	$0.00
Forfeited	(536,500)	$0.42
Outstanding at June 30, 2015	2,520,000	$0.42
Exercisable at June 30, 2015	2,520,000	$0.42

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement during fiscal year 2013. There were no options granted in 2015 and 2014 under this agreement. The Company recognized no stock-based compensation expense related to stock options during the years ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was no remaining unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of June 30, 2015.

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

Additional information regarding options outstanding as of June 30, 2015 is as follows:

Options Outstanding at June 30, 2015				Options Exercisable at June 30, 2015
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.13 - $1.45	2,520,000	4.64	$0.42	2,520,000	$4.64
	2,520,000			2,520,000

Stock Warrant

A summary of stock warrants as of June 30, 2015 and for the two years then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price

Outstanding at June 30, 2013	275,000	$2.0
Granted	—
Forfeited	(275,000)	$2.0
Outstanding at June 30, 2014	—
Granted	—
Forfeited	—
Outstanding at June 30, 2015	—

The Company issued 275,000 warrants related to notes payable issued in fiscal year 2009. The warrants are fully vested as of the issue date, and were exercisable at $2.00 per share. The weighted average contractual life of the warrants was 5 years, and the warrants expired in March 2014 and May 2014.

NOTE 10 - INCOME TAXES

Veritec files a consolidated income tax return in the United States. For the year ended June 30, 2015, our net loss was $907,475 and there was no provision for income taxes. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income. For the year ended June 30, 2014, net income was $302,053 and no income tax provision was recorded.

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

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended June 30,
	2015	2014

Federal statutory tax rate	35%	35%
State tax, net of federal benefit	6%	6%
Total tax rate	40%	40%
Allowance	(40)%	(40)%
Effective tax rate	-%	-%

The following is a summary of the deferred tax assets:

	June 30,
	2015	2014

Net operating loss carryforwards	$4,224,000	4,021,600
Valuation allowance	(4,224,000)	(4,021,600)
Net deferred tax asset	$—	$—

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized.

Veritec has net operating loss carryforwards of approximately $10 million for federal purposes available to offset future taxable income that expire in varying amounts through 2034. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership).

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the
Chairman of the Board and the Chief Executive Officer of the Company. Our lease requires monthly payments of $4,200 which runs through June 30, 2015, and was automatically extended for two one-year terms. Future annual minimum lease payments are $50,400 in each fiscal year through 2017 totaling $100,800.

Strategic Partnership Agreements

On October 25, 2010, the Company entered into a Strategic Services Agreement with a customer. The term of the license is for 5 years commencing on the effective date, which was the date of the first payment, or September 28, 2011. The customer has paid the total fee of $250,000 in two installments. The Company initially classified this fee as deferred revenue to be recognized over the license term of 5 years as the Company has a continuing obligation. As of June 30, 2014, the amount of deferred revenues was $115,347. During the year ended June 30, 2015, the Company recognized revenue of $50,000 relating to this agreement. As of June 30, 2015, the balance remaining to be recognized was $65,347.

On November 14, 2012 (effective date), the Company entered into a Strategic Product License Agreement with a customer for a $100,000 license fee. The term of the license is for 5 years commencing on the effective date. The Company has classified the license fee as deferred revenue to be recognized ratably over the license term of 5 years as the Company has a continuing obligation. As of June 30, 2014, the amount of deferred revenue was $72,500. During the year ended June 30, 2015, the Company recognized revenue of $20,000 relating to this agreement. As of June 30, 2015, the balance remaining to be recognized was $52,500.

On July 1, 2014 (effective date), the Company entered into a Strategic Product License Agreement with one its customers for a $150,000 license fee. The term of the license is for 5 years commencing on the effective date. The Company has classified the license fee as deferred revenue to be recognized ratably over the license term of 5 years as the Company has a continuing obligation. During the year ended June 30, 2015, the Company recognized revenue of $30,000 relating to this agreement. As of June 30, 2015, the balance remaining to be recognized was $120,000.

On August 14, 2014 (effective date), the Company entered into a Pilot Program Agreement with one its customers for a $175,000 fee, which was paid in advance of completion. The Company is responsible for certain deliveries as defined in the agreement. The Company partially completed a portion of its deliverables under the agreement and recognized $86,361 as revenues. The Company had not completed its remaining obligations as of June 30, 2015, and has classified the remaining balance as deferred revenue to be recognized as revenue upon completion of its obligations. As of June 30, 2015, the balance remaining to be recognized was $88,639.

On April 4, 2015 (effective date), the Company entered into a Continuing Services Agreement with one its customers for a $142,500 fee, which was paid in advance of completion. The Company is responsible for certain deliveries as defined in the agreement. As the Company had not completed its obligations as of June 30, 2015, the Company has classified the fees as deferred revenue to be recognized upon completion of its obligations. As of June 30, 2015, the balance remaining to be recognized was $142,500.

Incentive Compensation Bonus Plan

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of June 30, 2015, the Company had not achieved an annual pre-tax earnings in excess of $3,000,000.

NOTE 12 – SUBSEQUENT EVENTS

In September 2015, The Matthews Group, a related party and the Company’s largest debt holder, elected to convert $1.8 million of its convertible notes payable balance, at a conversion price of $0.08 per share of common stock, into 22.2 million shares of the Company’s common stock.

In September 2015, the Company sold its Barcode Technology assets to The Matthews Group, a related party, for $670,000. The proceeds from the sale were used to reduce the Company’s notes payable balance to The Matthews Group. For the years ended June 30, 2015 and 2014, barcode technology revenues were $507,960 and $1,623,109, respectively.

In December 2015, the Company issued 815,000 shares of its common stock to both partially fulfill its obligation of its directors and certain employees for its stock to be issued balance as of June 30, 2015 and to pay for services received during fiscal year 2016.

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), who is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member in the JV and VAC will be a 70% member in the JV. Pursuant to the agreement, the Company will grant a license of certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition VAC has agreed to raise all funds to capitalize the JV.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As a result of the material weaknesses described above, management concluded that, as of June 30, 2015, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the fiscal year ended June 30, 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	70
Laird Powers	Director	67
Keith Lane	Director	56
Joseph Valandra	Director	63

Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. The Board of Directors appoints officers.

Ms. Van Thuy Tran is the Chairman of the Board. Ms. Tran controls a majority interest in the Company. She was President of Asia Consulting and Trading Company from 1979 to 1999, a company dealing with trade in the Pacific Rim countries. She is the co-founder of Circle of Love, providing mission work in Vietnam since 1993. She is the founder of Caring for Others, a non-profit organization with the vision of sharing what we have with others. She was the founder of Equal Partners, Inc., a construction and building company in Minnesota. Ms. Van Tran has a medical degree and worked in the medical field for over 17 years.

Laird E. Powers is a member of the Board and is a private investor in emerging technology companies. He has been involved with the Company since its early stages in 1986. In addition, for the past 31 years, he is the president and owner of a construction company in the Silicon Valley of California. He holds a Bachelor of Science degree in Psychology with a Mathematics minor from California State University - Hayward.

Keith Lane was appointed as a member of the Board on March 19, 2014. High school class of 1968, Keith was member National Honor society 1966-1968 and a graduate of U of M School of Journalism. He worked for the Minneapolis Star Tribune newspaper in charge of advertising art and creative department and advertising sales department for many years. Keith went on to open his own Lane-Gorton advertising company in 1977 and now Lane & Associate Productions from 1984 to the present. Keith is specializing in consumer retail, financial institution advertising and marketing, packaging, graphic design and audio/video production.

Joseph Valandra was appointed as a member of the Board on October 10, 2014. Mr. Valandra is the Chairman and CEO of Great Luck, LLC. He is responsible for all development and operations as well as for strategic planning and execution. He has over 30 years of experience in the areas of finance; executive management of public, private and government operations; and the development of strategies for restructuring. Past positions include Vice President of development for a major casino management company and the CEO and Chairman of a worldwide manufacturer and supplier of bingo and pull-tab gaming products and equipment. He also served for two years as the Chief of Staff of the National Indian Gaming Commission in Washington, DC. In the area of gaming, he has particular expertise in Tribal gaming, Internet gaming, and gaming manufacturing. In addition to Great Luck, Joe is managing partner of VAdvisors, LLC--a political consulting firm specializing in gaming and other issues relevant to Indian Country--and of MYNEXUS, LLC—a venture developing an online 3-D virtual world where customers participate in social interactions, gambling/gaming activities, commerce, entertainment transactions, and community happenings. Joe is a Sicangu Lakota and member of the Rosebud Sioux Tribe located on the Rosebud Reservation in South Dakota. He is a graduate of the University of South Dakota Business School and the University of Minnesota Law School

Section 16(a) Beneficial Ownership Reporting Compliance

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

Committee and Board Meetings

One meeting of our Board of Directors was held in fiscal 2015. Our audit committee members did not change during fiscal year 2015. The directors have regularly communicated to discuss our affairs in addition to formal board meetings to transact and approve appropriate business.

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

Code of Ethics

We have adopted a code of ethics, which is available on our website at http://www.veritecinc.com/. Our code of ethics applies to all of our employees, including our officers and directors. If our Board grants any waivers of, or amendments to, the code of ethics to any of our executive officers or directors, we will disclose these matters through our website.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2015 and 2014 who was the only individual that served as a principal executive officer during the last fiscal year, and who was the only “Named Executive Officer” of the Company.

Name	Year	Salaries ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran Chief Executive Officer	2015	$150,000	—	$11,250	—	—	$161,250
	2014	$150,000	—	—	—	—	$150,000

Employment Agreements

Van Thuy Tran

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

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended June 30, 2015:

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($)	Option Awards) ($)	All Other Compensation ($)	Total ($)

Van Tran Director and Chief Executive Officer (1)	2015	-	-	-	-	-	-
Sandra Hartfield Director (1) (2)	2015	—	—	$3,750	—	—	$3,750
Keith Lane Director (1)	2015	—	—	—	—	—
Laird Powers Director (1)	2015	—	—	$11,250	—	—	$11,250
Joseph Valandra Director (1)(2)	2015	—	—	—	—	—	—

(1)	Directors who are employed by the Company do not receive separate compensation for services on the Board of Directors. Members of the Board of Directors who are not employees of the Company currently receive no fees. In addition, members of the Board of Directors are reimbursed for any expenses incurred in attending the meetings.
(2)	On October 10, 2014, the Company named Joseph Valandra to the Board of Directors of Veritec, Inc. Sandra Hartfield resigned as a Board member on October 10, 2014.

Outstanding Equity Awards at Fiscal Year End

None of our Named Executive Officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 15, 2015 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 39,538,007 shares of common stock outstanding as of December 15, 2015.

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

Name	Number of Shares Beneficially Owned	Percent of Shares
Laird Powers(2)	277,984	0.7%
Van Thuy Tran	229,250	0.6%
Keith Lane	150,000	0.4%
Joseph Valandra	100,000	0.3%
All Officers and Directors as a group (4 persons)	757,234	1.9%
The Matthews Group LLC (1)	29,977,547	75.8%

(1)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Lawrence J. Johanns each own 50% of The Matthews Group.

(2)	Includes 25,000 unexercised warrants issued for note payable that vested in March 2009.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by the board of directors.

The Company leases its U.S. office facilities from its Chief Executive Officer under a lease that expired June 30, 2015 and was automatically extended for two one-year term and requiring monthly payments of $4,200 plus common area costs. Rent expense, included in operating cost, to related parties was $52,200 and $52,200 in 2015 and 2014, respectively. Future remaining minimum lease payments total $100,800 through 2017.

During 2015, the Company issued to The Mathews Group unsecured notes totaling $327,500 at interest rate of 10%, due on demand. During 2014, the Company issued to The Mathews Group unsecured notes totaling $68,500 at interest rate of 10%, due on demand.

Item 14 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for fiscal year ended June 30, 2015 and 2014 was $48,200 and $39,800 respectively.

Audit Related Fees

None.

Tax Fees

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
January 21, 2016
	By:	/s/ Van Thuy Tran
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors	January 21, 2016
Van Thuy Tran	(Principal Executive Officer)

/s/ LAIRD POWERS	Director	January 21, 2016
Lair Powers

/s/ KEITH LANE	Director	January 21, 2016
Keith Lane

/s/ JOSEPH VALANDRA	Director	January 21, 2016
Joseph Valandra

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Veritec, Inc. dated May 3, 1997 (incorporated by reference to exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, as filed on May 15, 2007).

3.2	Bylaws of Veritec, Inc. (incorporated by reference to exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, as filed on February 14, 2007).

10.1	Subscription Agreement and Letter of Investment Intent between Veritec, Inc. and various accredited investors dated March 3, 2009 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.2	Unsecured Term Promissory Note in favor of various lenders, dated March 3, 2009 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.3	Warrant to Purchase Common Stock issued to various accredited investors, dated March 3, 2009 (incorporated by reference to exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.4*	Employment Agreement by and between Veritec, Inc. and Jeffrey Hattara dated January 5, 2009 (incorporated by reference to exhibit 10.4 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.5*	Employment Agreement by and between Veritec, Inc. and Thomas McPherson dated December 5, 2008 (incorporated by reference to exhibit 10.5 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.6	Form of Stock Option Agreement (incorporated by reference to exhibit 10.6 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.7	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.7 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.8	2008 Incentive Compensation Bonus Plan (incorporated by reference to exhibit 10.8 to Form 10-K for the year ended June 30, 2011 as filed on October 13, 2011).

10.9*	Employment Agreement by and between Veritec, Inc. and Van Thuy Tran dated December 5, 2008 (incorporated by reference to exhibit 10.9 to Form 10-K for the year ended June 30, 2011 filed on October 13, 2011).

10.10*	Employment Agreement by and between Veritec, Inc. and John Quentin dated May 29, 2009 (incorporated by reference to exhibit 10.10 to Form 10-K for the year ended June 30,2011, as filed on October 13, 2011).

10.11	Amended and Restated Promissory Note by Veritec, Inc. in favor of Larry Konfirst dated May 18, 2012 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, as filed on May 21, 2012).

10.12	Letter Agreement by and among Veritec, Inc. and Larry Konfirst, John Johanns and Mary Adams dated May 18, 2012 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012 as filed on May 21, 2012).

10.13	Asset Purchase Agreement by and among Veritec, Inc. and Tangible Payments, LLC dated September 30, 2014, filed herewith..

14.	Code of Ethics of Veritec, Inc. (incorporated by reference to exhibit 14 to Veritec, Inc.’s Annual Report on Form 10KSB for the year ended June 30, 2007, as filed).

21.1	Subsidiaries of Veritec, Inc. (incorporated by reference to exhibit 21.1 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

31.1	Certification by Chief Executive Officer required by Rule 13a/14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1**	Veritec, Inc. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

101.1+	The following financial information from Veritec, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2015 formatted in XBRL. (i) Consolidated Balance Sheets a June 30, 2015 and June 30, 2014; (ii) Consolidated Statement of Operations for the year ended June 30, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Deficit as at June 30, 2015; (v) Consolidated Statement of Cash Flows for the year ended June 30, 2015 and 2014; Notes to the Consolidated Financial Statements.

*	Management compensatory plan or arrangement.
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

