Form 10-Q
period 2014-09-30
VERITEC INC
filed 2016-03-21
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended September 30, 2014

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

As of September 30, 2014, there were 16,270,088 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMER 30, 2014

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$18,797	$24,665
Accounts receivables, net of allowance of $0 and $13,395, respectively	93,184	70,500
Inventories	3,755	7,829
Prepaid expenses	9,739	17,143
Total Current Assets	125,475	120,137
Restricted cash	54,606	51,957
Property and Equipment, net	891	994
Intangibles, net	192,500	—
Total Assets	$373,472	$173,088

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$500,119	$493,017
Notes payable, related party – in default	2,674,165	2,649,202
Accounts payable	553,737	540,794
Accounts payable, related party	78,480	78,753
Customer deposits	85,743	91,260
Deferred revenues	471,152	258,764
Payroll tax liabilities	525,377	539,218
Accrued expenses	9,166	104,168
Total Current Liabilities	4,897,939	4,755,176

Contingent earnout liability	155,000	—
Total Liabilities	5,052,939	4,755,176

Commitments and Contingencies	—	—

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively.	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 16,270,088 and 15,920,088 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	162,701	159,201
Common stock to be issued, 210,000 shares and 400,000 shares, respectively	42,846	39,596
Additional paid-in capital	14,732,056	14,594,181
Accumulated deficit	(19,618,070)	(19,376,066)
Total Stockholders' Deficiency	(4,679,467)	(4,582,088)

Total Liabilities and Stockholders’ Deficiency	$373,472	$173,088

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue:
Barcode technology revenue	$69,237	$85,689
Mobile banking technology revenue	85,689	692,671
Total revenue	154,926	778,360

Cost of Sales	69,180	117,601

Gross Profit	85,746	660,759

Operating Expenses:
General and administrative	122,633	134,010
Sales and marketing	29,196	17,372
Research and development	31,481	46,579
Total operating expenses	183,310	197,961

Income (Loss) from Operations	(97,564)	462,798

Other Expense:
Interest income	—	1
Interest expense and finance costs, including $137,316 and $47,073, respectively, to related parties	(144,440)	(49,777)
Total other expense	(144,440)	(49,776)

Net Income (Loss)	$(242,004)	$413,022

Net Loss Per Common Share -
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.02

Weighted Average Number of Shares Outstanding -
Basic	15,995,912	15,920,088
Diluted	15,995,912	19,219,813

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Capital	Stockholders’ Deficiency

BALANCE, July 1, 2014	1,000	$1,000	15,920,088	$159,201	$39,596	$14,594,181	$(19,376,066)	$(4,582,088)

Shares issued for acquisition	—	—	250,000	2,500	—	35,000	—	37,500
Shares issued for services	—	—	100,000	1,000	3,250	4,000	—	8,250
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	98,875	—	98,875
Net loss	—	—	—	—			(242,004)	(242,004)
BALANCE, September 30, 2014 (Unaudited)	1,000	$1,000	16,270,088	$162,701	$42,846	$14,732,056	$(19,618,070)	$(4,679,467)

The accompanying notes are an integral part of these condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(242,004)	$413,022
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	103	—
Shares issued for services	8,250	1,670
Beneficial conversion feature on issuance of convertible notes payable	98,875	—
Interest accrued on notes payable	45,565	39,257
Changes in operating assets and liabilities:
Accounts receivable	(22,684)	261,117
Restricted cash	(2,649)	239,911
Inventories	4,074	(2,912)
Prepaid expenses	7,404	28,500
Deferred revenues	212,388	(512,201)
Payroll tax liabilities	(13,841)	5,428
Customer deposit	(5,517)	(3,909)
Accounts payables and accrued expenses	(82,332)	3,598
Net cash provided by operating activities	7,632	473,481

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	—	(364,036)
Proceeds from notes payable, related party	126,500	—
Payment on notes payable, related party	(140,000)	—
Net cash used in financing activities	(13,500)	(364,036)

NET (DECREASE) INCREASE IN CASH	(5,868)	109,445

CASH AT BEGINNING OF YEAR	24,665	75,918

CASH AT END OF YEAR	$18,797	$185,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$10,520

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$37,500	$—
Contingent earnout liability from acquisition	$155,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

NOTE 1. NATURE OF BUSINESS

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

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property. The sale allows the Company to focus its efforts solely on its growing Mobile Banking Technology (See Note 11).

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

NOTE 2. BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The Condensed Consolidated Balance Sheet as of September 30, 2014 was derived from the unaudited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2014.

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

NOTE 3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2014, the Company incurred a net loss of $242,004. At September 30, 2014, the Company had a working capital deficit of $4,772,464 and a stockholders’ deficiency of $4,679,467. In addition, as of September 30, 2014, the Company is delinquent in payment of $3,174,284 of its notes payable and is also delinquent in payment of $525,377 in payroll taxes and accrued interest and penalties.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2015 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2015 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

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

For the three months ended September 30, 2014 the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. For the three months ended September 30, 2013 the calculation of diluted earnings per share included stock options and warrants, calculated under the treasury stock method, and excluded preferred stock, certain stock options and warrants, and convertible notes payable since the effect was antidilutive.

The following table sets forth the computation of basic and diluted income per common share.

	September 30,
	2014	2013

Net Income (Loss)	$(242,004)	$413,022

Weighted average common shares – basic	15,995,912	15,920,088
Dilutive effect of outstanding stock options	—	2,500,000
Dilutive effect of convertible notes payable	—	799,725
Weighted average shares outstanding – diluted	15,995,912	19,219,833

As of September 30, 2014 and 2013, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2014	2013

Series H preferred stock	$10,000	$10,000
Warrants	—	200,000
Convertible notes payable	15,392,058	7,326,220
Options	3,046,500	631,500
Total	18,438,558	8,167,720

Concentrations

During the three months ended September 30, 2014 and 2013, the Company had two customers that accounted for approximately 24% and 19% of sales in 2014 and two customers that accounted for approximately 66% and 12% of sales in 2013, respectively. No other customers accounted for more than 10% of sales in either period.

As of September 30, 2014, the Company had accounts receivable due from one customer who comprised approximately 86,829 (93%) of its total accounts receivable. As of June 30, 2014, the Company had approximately $86,361 (69%) and $23,250 (19%), respectively, of accounts receivable due from its major customers.

For the three months ended September 30, 2014 and 2013, foreign revenues accounted for 54% (29% Korea, 16% Taiwan, 9% other) and 87% (71% Korea and 16% Taiwan) of the Company’s total revenues, respectively.

Recent Accounting Pronouncements

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

NOTE 5. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the Company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the Bank. At September 30, 2014 and June 30, 2014, the restricted cash totaled $54,606 and $51,957, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheets.

NOTE 6. ACQUISITION

On September 30, 2014, the Company and Tangible Payments LLC, a Maryland Limited Liability Company, entered into an Asset Purchase Agreement pursuant to which the Company acquired certain assets and liabilities of Tangible Payments LLC. Tangible Payments LLC is a combined-solution software package that incorporates features the market is currently purchasing as an individual-solutions product that requires integrated services at an additional cost. With a one-stop package, Tangible’s Payments LLC solution eliminates costs and reduces deployment time.

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

	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues	$217,051	$853,831
Net income (loss)	$(254,304)	$192,283

NOTE 7. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2015 and 2014 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. The balances due Ms. Tran as of September 30, 2014 and June 30, 2014 were $78,480 and $78,753, respectively. These advances have been classified as accounts payable, related party on the accompanying consolidated balance sheets.

The Company has relied on The Matthews Group, LLC (TMG), owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding (see Note 8). The Company also leases its office facilities from Ms. Van Tran.

NOTE 8. NOTES PAYABLE

Notes payable includes accrued interest and consists of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014

Convertible Notes Payable
Convertible notes payable (includes $138,120 and $130,898, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest is convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The notes are currently in default.	$730,964	$720,302

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8% to 10%, due on demand to November 2010. The notes are currently in default.	1,112,629	1,107,435

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	278,871	274,871

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand	32,580	32,215

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013. The note is currently in default.	13,786	13,586

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was paid in full.	—	1,766
Subtotal convertible notes	2,168,830	2,150,175

Promissory Notes
Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	541,003	533,318

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	144,430	142,430

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is now in default.	29,667	29,167

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012 and is now in default.	290,354	287,129
Subtotal notes payable	1,005,454	992,044

Total	$3,174,284	$3,142,219

During the three months ended September 30, 2014, the Company issued $126,500 of convertible notes payable that could be converted at a price of $0.08 per share. The market price on the date the convertible notes payable were issued was in excess of the conversion price. The difference between the conversion price of $0.08 per share and the market price was recognized as an expense of $98,875 and was included in interest expense in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2014. No similar activity occurred during the same period of the prior year.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	September 30, 2014	June 30, 2014

Notes payable	$500,119	$493,017
Notes payable, related party	2,674,165	2,649,202
Total	$3,174,284	$3,142,219

NOTE 9 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock

The articles of incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of September 30, 2014 and June 30, 2014, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock Issued

Shares issued for acquisition

On September 30, 2014, the Company issued 250,000 shares of common stock as partial consideration for an acquisition (See Note 6).

Shares issued to consultants for services

During the three months ended September 30, 2014, the Company granted and issued 100,000 shares of common stock for services received. The common shares, based on the fair value on the dates granted, were valued at $0.05 per share, for an aggregate of $5,000.

Common Stock to be Issued

Shares to be issued to consultants for services rendered

On July 15, 2014, the Company entered into a "Consulting Agreement" with a consultant to be a general advisor on technical issues to both the Company’s President and its subsidiary, Veritec Financial Systems, Inc. Per the payment terms of the Consulting Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. During the three months ended September 30, 2014, the Company recorded an obligation to issue 10,000 shares of common stock with an aggregate fair value of $1,500 or $0.15 per share. As of September 30, 2014, the 10,000 shares of common stock have not been issued and have been reflected in common stock to be issued in the accompanying condensed consolidated balance sheet.

On June 23, 2014, the Company entered into an "Advisory Agreement" with a consultant to be an executive advisor to the Company’s President. Per the payment terms of the Advisory Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. The Advisory Agreement was terminated in January 2015. During the three months ended September 30, 2014, the Company recorded an obligation to issue 15,000 shares of common stock with an aggregate fair value of $1,750 or $0.12 per share. As of September 30, 2014, the 15,000 shares of common stock have not been issued and have been reflected in common stock to be issued in the accompanying condensed consolidated balance sheet.

NOTE 10 – STOCK OPTIONS

Stock Options

A summary of stock options for the three months ended September 30, 2014 is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2014	3,056,500	$0.42
Granted	—	$0.00
Forfeited	(10,000)	$0.42
Outstanding at September 30, 2014	3,046,500	$0.42
Exercisable at September 30, 2014	3,046,500	$0.42

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement during fiscal year 2013. There were no options granted in fiscal year 2014 or during the three months ended September 30, 2014 under this agreement. The Company recognized no stock-based compensation expense related to stock options during the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was no remaining unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of September 30, 2014.

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

Additional information regarding options outstanding as of September 30, 2014 is as follows:

Options Outstanding at September 30, 2014				Options Exercisable at September 30, 2014

Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.13 - $1.45	3,046,500	4.40	$0.42	3,046,500	$0.42
	3,046,500			3,046,500

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2014 is 4.40 years.

NOTE 11. SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements should be read in conjunctions with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2015 filed on January 20, 2016 with the Security and Exchange Commission, which contains additional information of events subsequent to September 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended September 30, 2014 compared to September 30, 2013

We had a net loss of $242,004 for the three months ended September 30, 2014 compared to net income of $413,022 for the three months ended September 30, 2013.

License and other revenue

Details of revenues are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%

Barcode Technology	$85,689	$776,329	$(690,640)	(88.9)
Mobile Banking Technology	69,237	2,031	67,206	3,309.0

Total Revenues	$154,926	$778,360	$(623,434)	(80.0)

Barcode Technology revenues are derived from our Product Identification systems sold principally to customers in the LCD manufacturing industry. Identification Card revenues in these periods were a result of sales of identification card and mobile banking systems.

The decrease in Barcode Technology revenues was mainly attributable to the decreased demand for LCD screens. Revenues from the LCD market remain unpredictable as they are generated when customers open new production facilities or update production equipment; however, for now the Company continues to experience relatively low demand for product identification product licenses in the LCD industry. A large portion of our license sales are concentrated in the Asia-Pacific market, which decreased in Taiwan, Japan, Germany, and increased in Korea and China.

Mobile Banking Technology revenues includes products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. The increase in Mobile Banking Technology revenues is due to our efforts to grow this business line which has led to several recent multiyear agreements to provide services and support.

On September 30, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology. The sale allows the Company to focus its efforts solely on growing its Mobile Banking Technology business.

Cost of Sales

Cost of sales for the three months ended September 30, 2014 and 2013, totaled $69,180 and $117,601, respectively. The decrease in expense was the result of decreased labor costs associated with projects implemented during the period as compared to the same period of the prior year. For the three months ended September 30, 2014 and 2013, cost of sales as a percentage of revenue were 44.7% and 15.1%, respectively.

Operating Expenses

General and administrative expense for the three months ended September 30, 2014 and 2013 was $122,633 and $134,010, respectively. The decrease of $11,377 was primarily from a reduction in professional fees.

Sales and marketing expense for the three months ended September 30, 2014 and 2013 was $29,196 and $17,372, respectively. The increase of $11,824 was the result of the Company’s increased sales and marketing efforts to support its mobile banking technology and to open new markets in Asia.

Research and development expense for the three months ended September 30, 2014 and 2013 was $31,481 and $46,579, respectively. The decrease of $15,098 in expense was the result of the Company’s completion of certain research and development projects associated with its Mobile Banking Technology as compared to the same period of the prior year.

Other Expenses, net

Other expense for the three months ended September 30, 2014 and 2013, which includes primarily interest expense, was $144,440 and $49,776, respectively. The increase was primarily a result of $98,875 of non-cash expense relating to the beneficial conversion feature of convertible notes payables issued during the three months ended September 30, 2014. A beneficial conversion feature is realized when the conversion price of a convertible notes payable is below the closing market price on the date of issuance.

Liquidity

Our cash and cash equivalents balance at September 30, 2014 decreased to $18,797 as compared to $24,665 at June 30, 2014. The decrease was the result of $7,632 in cash provided by operating activities offset by $13,500 used in financing activities. Net cash provided by operations during the three months ended September 30, 2014 was $7,632 compared with $473,481 of cash provided by operations during the same period of the prior year. Cash provided by operations during the three months ended September 30, 2014 was primarily due to our net loss in the period offset by a decrease in deferred revenues. Net cash used in financing activities of $13,500 during the three months ended September 30, 2014 was primarily due to proceeds received from notes payable of $126,500 offset by payments of $140,000 on notes payable. During the same period of the prior year, net cash used in financing activities of $364,036 was from payments of $364,036 on notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended September 30, 2014, the Company had a net loss of $242,004. At September 30, 2014, the Company had a working capital deficit of $4,772,463 and a stockholders’ deficiency of $4,679,467. The Company is delinquent or in default on $3,174,284 of its notes payable and is delinquent in payment of certain amounts due of $525,377 for payroll taxes and accrued interest and penalties as of September 30, 2014.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our June 30, 2014 financial statements, has raised substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Recent Accounting Pronouncements

See Footnote 4 of our condensed consolidated financial statements for a discussion of recently issued accounting standards.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2014.

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2014, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $3,174,284 representing principal and accrued interest as of September 30, 2014.

TEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company is delinquent in payment of $525,377 for payroll taxes and accrued interest and penalties as of September 30, 2014.

ITEM 6 EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and June 30, 2014; (ii) Consolidated Statement of Operations for the three months ended September 30, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Deficit as at September 30, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013; (v) Notes to the Consolidated Financial Statements.

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
March 21, 2016
	By:	/s/ Van Thuy Tran
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

