Form 10-Q
period 2014-12-31
VERITEC INC
filed 2016-03-21
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended December 31, 2014

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

As of December 31, 2014, there were 16,520,088 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$86,678	$24,665
Accounts receivables, net of allowance of $0 and $13,395, respectively	46,000	70,500
Inventories	13,370	7,829
Prepaid expenses	8,491	17,143
Total Current Assets	154,539	120,137
Restricted cash	55,480	51,957
Property and Equipment, net	788	994
Intangibles, net	176,458	—
Total Assets	$387,265	$173,088

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$507,300	$493,017
Notes payable, related party – in default	2,730,732	2,649,202
Accounts payable	623,196	540,794
Accounts payable, related party	87,610	78,753
Customer deposits	99,278	91,260
Deferred revenues	384,901	258,764
Payroll tax liabilities	511,076	539,218
Accrued expenses	6,061	104,168
Total Current Liabilities	4,950,154	4,755,176
Contingent earnout liability	155,000	—
Total Liabilities	5,105,154	4,755,176

Commitments and Contingencies	—	—

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively.	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 16,520,088 and 15,920,088 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	165,201	159,201
Common stock to be issued, 205,000 shares and 400,000 shares, respectively	18,096	39,596
Additional paid-in capital	14,757,506	14,594,181
Accumulated deficit	(19,659,892)	(19,376,066)
Total Stockholders' Deficiency	(4,717,889)	(4,582,088)
Total Liabilities and Stockholders’ Deficiency	$387,265	$173,088

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue:
Barcode technology revenue	$194,170	$305,653
Mobile banking technology revenue	203,658	—
Total revenue	397,828	305,653
Cost of Sales	99,480	70,087
Gross Profit	298,348	235,566
Operating Expenses:
General and administrative	252,326	124,334
Sales and marketing	16,000	29,429
Research and development	25,876	45,342
Total operating expenses	294,202	199,106
Income from Operations	4,146	36,460
Other Expense:
Interest income	—	27
Interest expense, including $38,567 and $39,120, respectively, to related parties	(45,967)	(46,080)
Total other expense	(45,967)	(46,053)

Net Loss	$(41,821)	$(9,593)

Net Loss Per Common Share -
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding -
Basic	16,359,762	15,920,088
Diluted	16,359,762	15,920,088

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	Six Months Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue:
Barcode technology revenue	$263,407	$1,081,982
Mobile banking technology revenue	289,347	2,031
Total revenue	552,754	1,084,013
Cost of Sales	168,660	187,688
Gross Profit	384,094	896,325
Operating Expenses:
General and administrative	374,959	258,344
Sales and marketing	45,196	46,800
Research and development	57,358	91,921
Total operating expenses	477,513	397,065
Income (Loss) from Operations	(93,419)	499,260
Other Expense:
Interest income	—	28
Interest expense and finance costs, including $175,963 and $76,927, respectively, to related parties	(190,407)	(95,858)
Total other expense	(190,407)	(95,830)

Net Income (Loss)	$(283,826)	$403,430

Net Income (Loss) Per Common Share -
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.02

Weighted Average Number of Shares Outstanding -
Basic	16,177,425	15,920,088
Diluted	16,177,425	19,232,093

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders Deficiency

BALANCE, June 30, 2014	1,000	$1,000	15,920,088	$159,201	$39,596	$14,594,181	$(19,376,066)	$(4,582,088)

Shares issued for acquisition	—	—	250,000	2,500	—	35,000	—	37,500
Shares issued for services	—	—	125,000	1,250	3,750	6,650	—	11,650
Shares issued for common stock issuable	—	—	225,000	2,250	(25,250)	23,000	—	—
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	98,875	—	98,875
Net loss	—	—	—	—			(283,826)	(283,826)

BALANCE, December 31, 2014 (Unaudited)	1,000	$1,000	16,520,088	$165,201	$18,096	$14,757,706	$(19,659,892)	$(4,717,889)

The accompanying notes are an integral part of these condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(283,826)	$403,430
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	206	34
Amortization	16,042	—
Shares issued for services	11,650	2,785
Beneficial conversion feature on issuance of convertible notes payable	98,875	—
Interest accrued on notes payable	91,313	85,336
Changes in operating assets and liabilities:
Accounts receivable	24,500	285,368
Restricted cash	(3,523)	461,114
Inventories	(5,541)	(3,128)
Prepaid expenses	8,652	23,430
Deferred revenues	126,137	(655,952)
Payroll tax liabilities	(28,142)	(28,782)
Customer deposit	8,018	15,891
Accounts payables and accrued expenses	(6,848)	8,980
Net cash provided by operating activities	57,513	598,506

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,234)
Net cash used in investing activities	—	(1,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	—	(364,036)
Proceeds from notes payable, related party	148,000	—
Payment on notes payable, related party	(143,500)	—
Net cash provided by (used in) financing activities	4,500	(364,036)

NET INCREASE IN CASH	62,013	233,236

CASH AT BEGINNING OF YEAR	24,665	75,918

CASH AT END OF YEAR	$86,678	$309,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$9,757

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$37,500	$—
Contingent earnout liability from acquisition	$155,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
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

On September 30, 2014, Veritec and Tangible Payments LLC, a Maryland Limited Liability Company, entered into an Asset Purchase Agreement pursuant to which Veritec acquired certain assets and liabilities of the Tangible Payments LLC (See Note 6).

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the unaudited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2014.

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

NOTE 3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2014, the Company incurred a net loss of $283,826. At December 31, 2014, the Company had a working capital deficit of $4,795,615 and a stockholders’ deficiency of $4,717,889. In addition, as of December 31, 2014, the Company is delinquent in payment of $3,238,032 of its notes payable obligations and is also delinquent in payment of $511,077 in payroll taxes and accrued interest and penalties.

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

For the three and six months ended December 31, 2014 and the three months ended December 31, 2013, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. For the six months ended December 31, 2013 the calculation of diluted earnings per share included stock options and warrants, calculated under the treasury stock method, and excluded preferred stock, certain warrants and stock options and convertible notes payable since the effect was antidilutive.

The following table sets forth the computation of basic and diluted income per common share for the six months period ended December 31, 2014 and 2013.

	Six Months Ended December 31,
	2014	2013

Net Income (Loss)	$(278,826)	$403,430

Weighted average common shares – basic	16,177,425	15,920,088
Dilutive effect of outstanding stock options	—	2,500,000
Dilutive effect of convertible notes payable	—	812,005
Weighted average shares outstanding – diluted	16,177,425	19,232,093

As of December 31, 2014 and 2013, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2014	2013

Series H preferred stock	$10,000	$10,000
Warrants	—	275,000
Convertible notes payable	15,630,841	7,326,220
Options	2,602,500	631,500
Total	18,243,341	8,242,720

Concentrations

During the three months ended December 31, 2014 and 2013, the Company had four customers that accounted for approximately 19%, 15%, 11% and 10% of sales in 2014 and three customers that accounted for approximately 30%, 19% and 17% of sales in 2013, respectively. No other customers accounted for more than 10% of sales in either period.

During the six months ended December 31, 2014 and 2013, the Company had three customers that accounted for approximately 21%, 11% and 10% of sales in 2014 and two customers that accounted for approximately 21% and 18% of sales in 2013, respectively. No other customers accounted for more than 10% of sales in either period.

As of December 31, 2014, the Company had approximately $11,000 (24%), $10,050 (22%), $6,500 (14%) and $5,000 (11%) respectively, of accounts receivable due from its major customers As of June 30, 2014, the Company had approximately $86,361 (69%) and $23,250 (19%), respectively, of accounts receivable due from its major customers.

For the three months ended December 31, 2014 and 2013, foreign revenues accounted for 34% (17% Taiwan, 9% China, and and 8% other) and 53% (30% Korea, and 23% Taiwan) of the Company’s total revenues, respectively.

For the six months ended December 31, 2014 and 2013, foreign revenues accounted for 39% (17% Taiwan, 10% Korea, 8% China, and - 4% other) and 68% (47% Korea and 21% Taiwan) of the Company’s total revenues, respectively.

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

NOTE 5. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the Company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the Bank. At December 31, 2014 and June 30, 2014, the restricted cash totaled $55,480 and $51,957, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheets.

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

The following table presents our unaudited pro forma combined historical results of operations for the six months December 31, 2014 and 2013, respectively, as if we had consummated the acquisition as of July 1, 2013.

	December 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues	$614,879	$1,224,923
Net income (loss)	$(291,126)	$320,661

NOTE 7. RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2014, the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. The balances due Ms. Tran as of December 31, 2014 and June 30, 2014 were $87,610 and $78,753, respectively. These advances have been classified as accounts payable, related party on the accompanying consolidated balance sheets.

The Company has relied on The Matthews Group, LLC (TMG), owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding (see Note 7). The Company also leases its office facilities from Ms. Van Tran (see Note 11).

NOTE 8. NOTES PAYABLE

Notes payable includes accrued interest and consists of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014

Convertible Notes Payable

Convertible notes payable (includes $134,521 and $130,898, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest is convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The notes are currently in default.	$740,044	$720,302

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8% to 10%, due on demand to November 2010. The notes are currently in default.	1,149,322	1,107,435

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	282,871	274,871

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand	32,945	32,215

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013 and is now in default.	13,987	13,586

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was paid in full.	—	1,766
Subtotal convertible notes	2,219,169	2,150,175

Promissory Notes
Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	548,688	533,318

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	146,430	142,430

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is now in default.	30,167	29,167

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012 and is now in default.	293,578	287,129
Subtotal notes payable	1,018,863	992,044
Total	$3,238,032	$3,142,219

During the six months ended December 30, 2014, the Company issued $126,500 of convertible notes payable that could be converted at a price of $0.08 per share. The market price on the date the convertible notes payable were issued was in excess of the conversion price. The difference between the conversion price of $0.08 per share and the market price was recognized as an expense of $98,875 and was included in interest expense in the Condensed Consolidated Statements of Operations for the six months ended December 31, 2014. No similar activity occurred during the same period of the prior year.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	December 31, 2014	June 30, 2014

Notes payable	$507,300	$493,017
Notes payable, related party	2,730,732	2,649,202
Total	$3,238,032	$3,142,219

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

Shares issued to consultants for services

During the six months ended December 31, 2014, the Company granted and issued 125,000 shares of common stock for services received. The common shares, based on the fair value on the dates granted, were valued at $0.05 to $0.51 per share, for an aggregate of $11,650.

Shares issued to directors for services

During the six months ended December 31, 2014, the Company issued an aggregate of 225,000 shares of common stock to four of the Company’s directors. These shares were for services rendered during the fiscal year ended June 30, 2014 valued at $25,250 which had been included in the Company’s common shares to be issued balance as of June 30, 2014.

Common Stock to be Issued

Shares to be issued to consultants for services rendered

On July 15, 2014, the Company entered into a "Consulting Agreement" with a consultant to be a general advisor on technical issues to both the Company’s President and its subsidiary, Veritec Financial Systems, Inc. Per the payment terms of the Consulting Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. During the six months ended December 31, 2014, the Company recorded an obligation to issue 25,000 shares of common stock with an aggregate fair value of $3,200 or $0.13 per share. As of December 31, 2014, the 20,000 shares of common stock have not been issued and have been reflected as common shares to be issued in the accompanying condensed consolidated balance sheet.

On June 23, 2014, the Company entered into an "Advisory Agreement" with a consultant to be an executive advisor to the Company’s President. Per the payment terms of the Advisory Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. The Advisory Agreement was terminated in January 2015. During the six months ended December 31, 2014, the Company recorded an obligation to issue 30,000 shares of common stock with an aggregate fair value of $3,450 or $0.12 per share. As of December 31, 2014, the 10,000 shares of common stock have not been issued and have been reflected as common shares to be issued in the accompanying condensed consolidated balance sheet.

NOTE 10 – STOCK OPTIONS

Stock Options

A summary of stock options for the six months ended December 31, 2014 is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price
Outstanding at June 30, 2014	3,056,500	$0.42
Granted	—	$0.00
Forfeited	(454,000)	$0.42
Outstanding at December 31, 2014	2,602,500	$0.42
Exercisable at December 31, 2014	2,602,500	$0.42

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement during fiscal year 2013. There were no options granted in fiscal year 2014 or during the six months ended December 31, 2014 under this agreement. The Company recognized no stock-based compensation expense related to stock options during the three and six months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was no remaining unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of December 31, 2014.

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

Additional information regarding options outstanding as of December 31, 2014 is as follows:

Options Outstanding at December 31, 2014				Options Exercisable at December 31, 2014
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.13 - $1.45	2,602,500	4.14	$0.42	2,602,500	$0.42
	2,602,500			2,602,500

The weighted-average remaining contractual life of stock options outstanding and exercisable at December 31, 2014 is 4.14 years.

NOTE 11. SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements should be read in conjunctions with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2015 filed on January 20, 2016 with the Security and Exchange Commission, which contains additional information of events subsequent to December 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended December 31, 2014 compared to December 31, 2013

We had a net loss of $41,821 for the three months ended December 31, 2014 compared to a net loss of $9,593 for the three months ended December 31, 2013.

License and other revenue

Details of revenues are as follows:

	Three Months Ended December 31,		Increase (Decrease)
	2014	2013	$	%

Barcode Technology	$194,170	$305,653	$(111,483)	(36.5)
Mobile Banking Technology	203,658	—	203,658	100.0

Total Revenues	$397,828	$305,653	$92,178	30.2

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

Cost of Sales

Cost of sales for the three months ended December 31, 2014 and 2013, totaled $99,480 and $70,087, respectively. The increase in expense was the result of increased labor costs associated with projects implemented during the period as compared to the same period of the prior year. For the three months ended December 31, 2014 and 2013, cost of sales as a percentage of revenue were 25.0% and 22.9%, respectively.

Operating Expenses

General and administrative expense for the three months ended December 31, 2014 and 2013 was $247,327 and $124,334, respectively. The increase was the result of $44,545 in operating expenses incurred after acquiring Tangible Payments, LLC (see Note 5 of the attached Consolidated Financial Statements). The remaining increase in expenses of $78,448 was primarily from increased salaries, benefits and professional fees.

Sales and marketing expense for the three months ended December 31, 2014 and 2013 was $16,000 and $29,429, respectively. The decrease of $13,429 was the result of the Company’s decreased sales and marketing efforts to support its barcode technology.

Research and development expense for the three months ended December 31, 2014 and 2013 was $25,876 and $45,342, respectively. The decrease of $19,466 in expense was the result of the Company’s completion of certain research and development projects as compared to the same period of the prior year.

Other Expenses, net

Other expense for the three months ended December 31, 2014 and 2013, which includes primarily interest expense, were $45,967 and $46,053, respectively.

Results of Operations – Six Months Ended December 31, 2014 compared to December 31, 2013

We had a net loss of $283,826 for the six months ended December 31, 2014 compared to net income of $403,430 for the six months ended December 31, 2013.

License and other revenue

Details of revenues are as follows:

	Six Months Ended December 31,		Increase (Decrease)
	2014	2013	$	%

Barcode Technology	$263,407	$1,081,982	$(818,575)	(75.7)
Mobile Banking Technology	289,347	2,031	287,316	14,146.5

Total Revenues	$552,754	$1,084,013	$(531,259)	(49.0)

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

Cost of Sales

Cost of sales for the six months ended December 31, 2014 and 2013, totaled $168,660 and $187,688, respectively. The decrease in expense was the result of decreased labor costs associated with projects implemented during the period as compared to the same period of the prior year. For the six months ended December 31, 2014 and 2013, cost of sales as a percentage of revenue were 30.5% and 17.3%, respectively.

Operating Expenses

General and administrative expense for the six months ended December 31, 2014 and 2013 was $374,959 and $258,344, respectively. The increase was the result of $44,545 in operating expenses incurred after acquiring Tangible Payments, LLC (see Note 5 of the attached Consolidated Financial Statements). The remaining increase in expenses of $72,070 was primarily from increased salaries, benefits and professional fees.

Sales and marketing expense for the six months ended December 31, 2014 and 2013 were comparable at $45,196 and $46,800, respectively.

Research and development expense for the six months ended December 31, 2014 and 2013 were $57,358 and $91,921, respectively. The decrease of $34,563 in expense was the result of the Company’s completion of certain research and development projects as compared to the same period of the prior year.

Other Expenses, net

Other expense for the six months ended December 31, 2014 and 2013, which includes primarily interest expense, was $190,407 and $95,830, respectively. The increase was primarily a result of $98,875 of non-cash expense relating to the beneficial conversion feature of convertible notes payables issued during the six months ended December 31, 2014. A beneficial conversion feature is realized when the conversion price of a convertible notes payable is below the closing market price on the date of issuance.

Liquidity

Our cash and cash equivalents balance at December 31, 2014 increased to $86,678 as compared to $24,665 at June 30, 2014. The increase was the result of $57,513 in cash provided by operating activities and $4,500 in cash provided by financing activities. Net cash provided by operations during the six months ended December 31, 2014 was $57,513 compared with $598,506 of cash provided by operations during the same period of the prior year. Cash provided by operations during the six months ended December 31, 2014 was primarily due to our net loss in the period offset by non-cash charges and a decrease in deferred revenues. Net cash provided by financing activities of $4,500 during the six months ended December 31, 2014 was primarily due to proceeds received from notes payable of $148,000 offset by payments on notes payable of $143,500. During the same period of the prior year, net cash used in financing activities of $364,036 was from payments on notes payable of $364,036.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended December 31, 2014, the Company had a net loss of $283,826. At December 31, 2014, the Company had a working capital deficit of $4,795,615 and a stockholders’ deficiency of $4,717,889. The Company is in default on $3,238,032 of its notes payable and is also delinquent in payment of certain amounts due of $511,077 for payroll taxes and accrued interest and penalties as of December 31, 2014.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $3,238,032 representing principal and accrued interest as of December 31, 2014.

TEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $511,077 for payroll taxes and accrued interest and penalties as of December 31, 2014.

ITEM 6 EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and June 30, 2014; (ii) Consolidated Statement of Operations for the three and six months ended December 31, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Deficit as at December 31, 2014; (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013; (v) Notes to the Consolidated Financial Statements.

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

