Form 10-Q
period 2015-03-31
VERITEC INC
filed 2016-03-21
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended March 31, 2015

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

As of March 31, 2015, there were 16,530,088 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$54,003	$24,665
Accounts receivables, net of allowance of $0 and $13,395, respectively	159,673	70,500
Inventories	12,676	7,829
Prepaid expenses	7,371	17,143
Total Current Assets	233,723	120,137
Restricted cash	57,965	51,957
Property and Equipment, net	685	994
Intangibles, net	160,417	—
Total Assets	$452,790	$173,088

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$514,388	$493,017
Notes payable, related party – in default	2,844,961	2,649,202
Accounts payable	670,163	540,794
Accounts payable, related party	91,860	78,753
Customer deposits	85,743	91,260
Deferred revenues	501,150	258,764
Payroll tax liabilities	482,177	539,218
Accrued expenses	16,114	104,168
Total Current Liabilities	5,206,555	4,755,176
Contingent earnout liability	155,000	—
Total Liabilities	5,361,555	4,755,176
Commitments and Contingencies:	—	—
Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively.	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 16,530,088 and 15,920,088 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	165,301	159,201
Common stock to be issued, 225,000 shares and 400,000 shares, respectively	21,396	39,596
Additional paid-in capital	14,836,506	14,594,181
Accumulated deficit	(19,932,968)	(19,376,066)
Total Stockholders' Deficiency	(4,908,765)	(4,582,088)
Total Liabilities and Stockholders’ Deficiency	$452,790	$173,088

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Revenue:
Barcode technology revenue	$109,664	$209,832
Mobile banking technology revenue	62,521	2,034
Total revenue	172,185	21,886
Cost of Sales	85,079	79,799
Gross Profit	87,106	132,067
Operating Expenses:
General and administrative	201,175	125,970
Sales and marketing	16,660	19,357
Research and development	25,007	33,453
Total operating expenses	242,842	178,780
Loss from Operations	(155,736)	(46,713)
Other Expense:
Interest income	—	29
Interest expense and finance costs, including $114,229 and $38,575, respectively, to related parties	(122,339)	(49,141)
Total other expense	(122,339)	(49,141)

Net Loss	$(278,075)	$(95,825)

Net Loss Per Common Share -
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding -
Basic	16,523,784	15,920,088
Diluted	16,523,784	15,920,088

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Nine Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Revenue:
Barcode technology revenue	$373,071	$1,291,814
Mobile banking technology revenue	351,868	4,065
Total revenue	724,939	1,295,879
Cost of Sales	253,739	267,487
Gross Profit	471,200	1,028,392
Operating Expenses:
General and administrative	571,135	406,064
Sales and marketing	61,856	66,157
Research and development	82,365	125,374
Total operating expenses	715,356	597,595
Income (Loss) from Operations	(244,156)	430,797
Other Expense:
Interest income	—	58
Interest expense and finance costs, including $290,112 and $117,853, respectively, to related parties	(312,746)	(145,000)
Total other expense	(312,746)	(144,942)

Net Income (Loss)	$(556,902)	$285,855

Net Income (Loss) Per Common Share -
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02

Weighted Average Number of Shares Outstanding -
Basic	16,472,751	15,920,088
Diluted	16,472,751	15,920,088

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2015

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

BALANCE, July 1, 2014	1,000	$1,000	15,920,088	$159,201	$39,596	$14,594,181	$(19,376,066)	$(4,582,088)

Shares issued for acquisition	—	—	250,000	2,500	—	35,000	—	37,500
Shares issued for services	—	—	135,000	1,350	7,050	8,950	—	17,350
Shares issued for common stock issuable	—	—	225,000	2,250	(25,250)	23,000	—	—
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	175,375	—	175,375
Net loss	—	—	—	—			(556,902)	(556,902)
BALANCE, March 31, 2015 (Unaudited)	1,000	$1,000	16,530,088	$165,301	$21,396	$14,836,506	$(19,932,968)	$(4,908,765)

The accompanying notes are and integral part of these condensed consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(556,902)	$285,855
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	309	136
Amortization	32,083	—
Shares issued for services	17,350	25,068
Beneficial conversion feature on issuance of convertible notes payable	175,375	—
Interest accrued on notes payable	136,129	130,741
Changes in operating assets and liabilities:
Accounts receivable	(89,173)	241,319
Restricted cash	(6,008)	351,717
Inventories	(4,847)	(3,549)
Prepaid expenses	9,772	15,743
Deferred revenues	242,386	(649,703)
Payroll tax liabilities	(57,041)	(73,297)
Customer deposit	(5,517)	62,255
Accounts payables and accrued expenses	54,422	2,087
Net cash provided by (used in) operating activities	(51,662)	388,372

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,232)
Net cash used in investing activities	—	(1,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	—	(364,036)
Proceeds from notes payable, related party	224,500	—
Payment on notes payable, related party	(143,500)	—
Net cash provided by (used in) financing activities	81,000	(364,036)

NET INCREASE IN CASH	29,338	23,104

CASH AT BEGINNING OF YEAR	24,665	75,918

CASH AT END OF YEAR	$54,003	$99,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$13,421

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	$37,500	$—
Contingent earnout liability from acquisition	$155,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The Condensed Consolidated Balance Sheet as of March 31, 2015 was derived from the unaudited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2014.

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

NOTE 3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2015, the Company incurred a net loss of $556,902. At March 31, 2015, the Company had a working capital deficit of $4,972,832 and a stockholders’ deficiency of $4,908,765. In addition, at March 31, 2015, the Company is delinquent in payment of $3,359,349 of its note payable obligations and is also delinquent in payment of $482,177 for payroll taxes and accrued interest.

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

For the three and nine months ended March 31, 2015 and the three and nine months ended March 31, 2014, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. For the nine months ended March 31, 2014 the calculation of diluted earnings per share included stock options and warrants, calculated under the treasury stock method, and excluded preferred stock, certain stock options, warrants and convertible notes payable since the effect was antidilutive.

The following table sets forth the computation of basic and diluted income per common share for the nine months period ended March 31, 2015 and 2014.

	Nine Months Ended March 31,
	2015	2014

Net Income (Loss)	$(551,902)	$285,855

Weighted average common shares – basic	16,177,425	15,920,088
Dilutive effect of outstanding stock options	—	—
Dilutive effect of convertible notes payable	—	—
Weighted average shares outstanding – diluted	16,177,425	19,920,088

As of March 31, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2015	2014

Series H preferred stock	$10,000	$10,000
Warrants	—	50,000
Convertible notes payable	16,077,124	8,480,973
Options	2,530,500	3,056,500
Total	18,617,624	11,597,473

Concentrations

During the three months ended March 31, 2015 and 2014, the Company had two customers that accounted for approximately 24% and 11% of sales in 2015 and three customers that accounted for approximately 39%, 20% and 19% of sales in 2014, respectively. No other customers accounted for more than 10% of sales in either period.

During the nine months ended March 31, 2015 and 2014, the Company had two customers that accounted for approximately 16% and 13% of sales in 2015 and two customers that accounted for approximately 48% and 11% of sales in 2014, respectively. No other customers accounted for more than 10% of sales in either period.

As of March 31, 2015, the Company had accounts receivable due from one customer who comprised approximately $106,465 (67%) of its total accounts receivable. As of June 30, 2014, the Company had approximately $86,361 (69%) and $23,250 (19%), respectively, of accounts receivable due from its major customers.

For the three months ended March 31, 2015 and 2014, foreign revenues accounted for 49% (27% Taiwan, 12% Korea, 7% China and 3% other) and 53% (30% Korea, 20% Taiwan, and 3% others) of the Company’s total revenues, respectively.

For the nine months ended March 31, 2015 and 2014, foreign revenues accounted for 42% (19% Taiwan, 10% Korea, 8% China 5% other) and 68% (47% Korea and 21% Taiwan) of the Company’s total revenues, respectively.

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

NOTE 5. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the Company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the Bank. At March 31, 2015 and June 30, 2014, the restricted cash totaled $57,965 and $51,957, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheets.

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

The following table presents our unaudited pro forma combined historical results of operations for the nine months March 31, 2015 and 2014, respectively, as if we had consummated the acquisition as of July 1, 2013.

	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues	$787,064	$1,506,432
Net income (loss)	$(596,285)	$211,095

NOTE 7. RELATED PARTY TRANSACTIONS

During the nine months March 31, 2015 the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. The balances due Ms. Tran as of March 31, 2015 and June 30, 2014 were $91,860 and $78,753, respectively. These advances have been classified as accounts payable, related party on the accompanying consolidated balance sheets.

The Company has relied on The Matthews Group, LLC (TMG), owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding (see Note 8). The Company also leases its office facilities from Ms. Van Tran.

NOTE 8. NOTES PAYABLE

Notes payable includes accrued interest and consists of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014

Convertible Notes Payable

Convertible notes payable (includes $138,120 and $130,898, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest is convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The notes are currently in default.	$747,452	$720,302

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8% to 10%, due on demand to November 2010. The notes are currently in default.	1,245,257	1,107,435

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and is now in default.	286,871	274,871

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand.	33,310	32,215

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013. The note is now in default.	14,186	13,586

Convertible note payable, unsecured, principal and interest are convertible into common stock at $1.00 per share subject to board of directors’ approval, interest at 8%. The note was due November 2009.	—	1,766
Subtotal convertible notes	2,327,076	2,150,175

Promissory Notes
Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and is now in default.	556,373	533,318

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand.	148,430	142,430

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is now in default.	30,667	29,167

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012 and is now in default.	296,803	287,129
Subtotal notes payable	1,032,273	992,044

Total	$3,359,349	$3,142,219

During the nine months ended March 31, 2015, the Company issued $126,500 of convertible notes payable that could be converted at a price of $0.08 per share. The market price on the date the convertible notes payable were issued was in excess of the conversion price. The difference between the conversion price of $0.08 per share and the market price was recognized as an expense of $175,375 and was included in interest expense in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2015. No similar activity occurred during the same period of the prior year.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	March 31, 2015	June 30, 2014

Notes payable	$514,388	$493,017
Notes payable, related party	2,844,961	2,649,202
Total	$3,359,349	$3,142,219

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

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of March 31, 2015 and June 30, 2014, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock Issued

Shares issued for acquisition

On September 30, 2014, the Company issued 250,000 shares of common stock as partial consideration for an acquisition (See Note 6).

Shares issued to consultants for services

During the nine months ended March 31, 2015, the Company granted and issued 135,000 shares of common stock for services received. The common shares, based on the fair value on the dates granted, were valued at $0.05 to $0.51 per share, for an aggregate of $17,350.

Shares issued to directors for services

During the nine months ended March 31, 2015, the Company issued an aggregate of 225,000 shares of common stock to four of the Company’s directors. These shares were for services rendered during the fiscal year ended June 30, 2014 valued at $25,250 which had been included in the Company’s common shares to be issued balance as of June 30, 2014.

Shares to be issued to consultants for services rendered

On July 15, 2014, the Company entered into a "Consulting Agreement" with a consultant to be a general advisor on technical issues to both the Company’s President and its subsidiary, Veritec Financial Systems, Inc. Per the payment terms of the Consulting Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. During the nine months ended March 31, 2015, the Company recorded an obligation to issue 40,000 shares of common stock with an aggregate fair value of $5,900 of which 5,000 shares of common stock were issued in December 2014. As of March 31, 2015, the remaining 35,000 shares of common stock with a value of $5,150 have not been issued and have been reflected in common stock to be issued in the accompanying consolidated balance sheet.

On June 23, 2014, the Company entered into an "Advisory Agreement" with a consultant to be an executive advisor to the Company’s President. Per the payment terms of the Advisory Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. The Advisory Agreement was terminated in January 2015. During the nine months ended March 31, 2015, the Company recorded an obligation to issue 35,000 shares of common stock with an aggregate fair value of $4,050 of which 20,000 shares of common stock were issued in December 2014. As of March 15, 2015, the remaining 15,000 shares of common stock with a value of $1,900 have not been issued and have been reflected in common stock to be issued in the accompanying consolidated balance sheet.

NOTE 10 – STOCK OPTIONS

Stock Options

A summary of stock options for the nine months ended March 31, 2015 is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price
Outstanding at June 30, 2014	3,056,500	$0.42
Granted	—	$0.00
Forfeited	(526,000)	$0.42
Outstanding at March 31, 2015	2,530,500	$0.42
Exercisable at March 31, 2015	2,530,500	$0.42

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement during fiscal year 2013. There were no options granted in fiscal year 2014 or during the nine months ended March 31, 2015 under this agreement. The Company recognized no stock-based compensation expense related to stock options during the three and nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was no remaining unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of March 31, 2015.

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

Additional information regarding options outstanding as of March 31, 2015 is as follows:

Options Outstanding at March 31, 2015					Options Exercisable at March 31, 2015

Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.13 - $1.45	2,530,500	3.98	$0.42	2,530,500	$0.42
	2,530,500			2,530,500

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2015 is 3.98 years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2015 compared to March 31, 2014

We had a net loss of $278,075 for the three months ended March 31, 2015 compared to a net loss of $95,825 for the three months ended March 31, 2014.

License and other revenue

Details of revenues are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%

Barcode Technology	$109,664	$209,832	$(100,168)	(47.7)
Mobile Banking Technology	62,521	2,034	60,487	2,973.7

Total Revenues	$172,185	$211,866	$(39,681)	(18.7)

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

Cost of Sales

Cost of sales for the three months ended March 31, 2015 and 2014, totaled $85,079 and $79,799, respectively. The increase in expense was the result of increased labor costs associated with projects implemented during the period as compared to the same period of the prior year. For the three months ended March 31, 2015 and 2014, cost of sales as a percentage of revenue were 49.4% and 37.7%, respectively.

Operating Expenses

General and administrative expense for the three months ended March 31, 2015 and 2014 was $196,175 and $125,970, respectively. The increase was the result of $34,480 in operating expenses incurred after acquiring Tangible Payments, LLC (see Note 5 of the attached Consolidated Financial Statements). The remaining increase in expenses of $35,675 was primarily from increased salaries, benefits and professional fees.

Sales and marketing expense for the three months ended March 31, 2015 and 2014 were comparable at $16,660 and $19,357, respectively.

Research and development expense for the three months ended March 31, 2015 and 2014 was $25,007 and $33,453, respectively. The decrease of $8,446 in expense was the result of the Company’s completion of certain research and development projects as compared to the same period of the prior year.

Other Expenses, net

Other expense for the three months ended March 31, 2015 and 2014, which includes primarily interest expense, was $122,339 and $49,141, respectively. The increase was primarily a result of $76,500 of non-cash expense relating to the beneficial conversion feature of convertible notes payables issued during the three months ended March 31, 2015. A beneficial conversion feature is realized when the conversion price of a convertible notes payable is below the closing market price on the date of issuance.

Results of Operations – Nine Months Ended March 31, 2015 compared to March 31, 2014

We had a net loss of $556,902 for the nine months ended March 31, 2015 compared to net income of $285,855 for the nine months ended March 31, 2014.

License and other revenue

Details of revenues are as follows:

	Nine Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%

Barcode Technology	$373,071	$1,291,814	$(918,847)	(71.1)
Mobile Banking Technology	351,868	4,065	347,803	8,856.0

Total Revenues	$724,939	$1,295,879	$(570,940)	(44.1)

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

Cost of Sales

Cost of sales for the nine months ended March 31, 2015 and 2014, totaled $253,739 and $267,487, respectively. The decrease in expense was the result of decreased labor costs associated with projects implemented during the period as compared to the same period of the prior year. For the nine months ended March 31, 2015 and 2014, cost of sales as a percentage of revenue were 35.0% and 20.7%, respectively.

Operating Expenses

General and administrative expense for the nine months ended March 31, 2015 and 2014 was $571,135 and $406,064, respectively. The increase was the result of $79,025 in operating expenses incurred after acquiring Tangible Payments, LLC (see Note 5 of the attached Consolidated Financial Statements). The remaining increase in expenses of $86,046 was primarily from increased salaries, benefits and professional fees.

Sales and marketing expense for the nine months ended March 31, 2015 and 2014 were comparable at $61,856 and $66,157, respectively.

Research and development expense for the nine months ended March 31, 2015 and 2014 was $82,365 and $125,374, respectively. The decrease of $43,009 in expense was the result of the Company’s completion of certain research and development projects as compared to the same period of the prior year.

Other Expenses, net

Other expense for the nine months ended March 31, 2015 and 2014, which includes primarily interest expense, was $312,746 and $144,942, respectively. The increase was primarily a result of $175,375 of non-cash expense relating to the beneficial conversion feature of convertible notes payables issued during the nine months ended March 31, 2015. A beneficial conversion feature is realized when the conversion price of a convertible notes payable is below the closing market price on the date of issuance.

Liquidity

Our cash and cash equivalents balance at March 31, 2015 increased to $54,003 as compared to $24,665 at June 30, 2014. The increase was the result of $51,662 in cash used in operating activities offset by $81,000 in cash provided by financing activities. Net cash used in operations during the nine months ended March 31, 2015 was $51,662 compared with $388,372 of cash provided by operations during the same period of the prior year. Cash used in operations during the nine months ended March 31, 2015 was primarily due to our net loss in the period offset by non-cash charges and an increase in deferred revenues. Net cash provided by financing activities of $81,000 during the nine months ended March 31, 2015 was primarily due to proceeds received from notes payable of $224,500 offset by payments on notes payable of $143,500. During the same period of the prior year, net cash used in financing activities of $364,036 was from payments on notes payable of $364,036.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended March 31, 2015, the Company had a net loss of $556,902. At March 31, 2015, the Company had a working capital deficit of $4,972,832 and a stockholders’ deficiency of $4,908,765. The Company is delinquent or in default on $3,359,349 of its notes payable and is delinquent in payment of certain amounts due of $482,177 for payroll taxes and accrued interest and penalties as of March 31, 2015.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $3,359,349 representing principal and accrued interest as of March 31, 2015.

TEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $482,177 for payroll taxes and accrued interest and penalties as of March 31, 2015.

ITEM 6 EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and June 30, 2014; (ii) Consolidated Statement of Operations for the three and nine months ended March 31, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Deficit as at March 31, 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014; (v) Notes to the Consolidated Financial Statements.

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

