Form 10-Q
period 2015-09-30
VERITEC INC
filed 2016-03-21
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended September 30, 2015

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

Yes  ☐  No  ☒

As of September 30, 2015, there were 38,723,007 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current Assets:
Cash	$45,012	$52,762
Accounts receivable	29,357	38,749
Inventories	11,544	14,461
Prepaid expenses	10,738	18,234
Total Current Assets	96,650	124,206
Restricted cash	64,484	63,029
Property and Equipment, net	480	583
Intangibles, net	128,333	144,375
Total Assets	$289,948	$332,193

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable – in default	$528,181	$521,610
Notes payable, related party – in default	749,090	3,041,097
Accounts payable	650,065	630,490
Accounts payable, related party	96,110	96,110
Customer deposits	25,482	25,482
Deferred revenues	448,652	492,603
Payroll tax liabilities	409,377	453,277
Accrued expenses	75,374	22,957
Total Current Liabilities	2,982,329	5,283,626
Contingent earnout liability	155,000	155,000
Total Liabilities	3,137,329	5,438,626

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 38,723,007 and 16,530,088 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	387,230	165,301
Common stock to be issued, 955,000 shares and 940,000 shares, respectively	53,200	51,800
Additional paid-in capital	17,789,594	14,959,006
Accumulated deficit	(21,078,405)	(20,283,540)
Total Stockholders' Deficiency	(2,847,381)	(5,106,433)
Total Liabilities and Stockholders’ Deficiency	$289,948	$332,193

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$67,263	$69,237
Barcode technology revenue	133,714	85,689
Total revenue	200,976	154,926
Cost of Sales	86,636	69,180
Gross Profit	114,340	85,746
Operating Expenses:
General and administrative	214,544	122,633
Sales and marketing	14,075	29,196
Research and development	15,858	31,481
Total operating expenses	247,204	183,310
Loss from Operations	(132,864)	(97,564)
Other Expense:
Interest expense and finance cost, including $655,265 and $137,316, respectively, to related parties	(662,000)	(144,440)
Total other expense	(662,000)	(144,440)
Net Loss	$(794,864)	$(242,004)
Net Loss Per Common Share - Basic and diluted	$(0.05)	$(0.02)
Weighted Average Number of Shares Outstanding Basic and diluted	16,776,676	15,995,912

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, July 1, 2015	1,000	$1,000	16,530,088	$165,301	$51,800	$14,959,006	$(20,283,541)	$(5,106,433)

Shares issued on conversion of notes payable	—	—	22,192,919	221,929	—	1,553,505	—	1,775,434
Shares to be issued for services	—	—	—	—	1,400	—	—	1,400
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	18,313	—	18,313
Fair value of shares issued as inducement for conversion of notes payable	—	—	—	—	—	452,770	—	452,770
Modification cost of conversion feature of note payable	—	—	—	—	—	136,000	—	136,000
Gain on sale of assets to related party treated as a capital contribution	—	—	—	—	—	670,000	—	670,000
Net Loss	—	—	—	—	—	—	(794,864)	(794,864)

BALANCE, September 30, 2015 (Unaudited)	1,000	$1,000	38,723,007	$387,230	$53,200	$17,789,594	$(21,078,405)	$(2,847,381)

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(794,864)	$(242,004)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	103	103
Amortization	16,042	—
Shares issued for services	1,400	8,250
Beneficial conversion feature on issuance of convertible notes payable	18,313	98,875
Fair value of shares issued as inducement for conversion of notes payable	452,770	—
Modification cost of conversion feature of note payable	136,000	—
Interest accrued on notes payable	53,997	45,565
Changes in operating assets and liabilities:
Accounts receivable	9,392	(22,684)
Restricted cash	(1,455)	(2,649)
Inventories	2,917	4,074
Prepaid expenses	7,496	7,404
Deferred revenues	(43,951)	212,388
Payroll tax liabilities	(43,900)	(13,841)
Customer deposit	—	(5,517)
Accounts payables and accrued expenses	71,991	(82,332)
Net cash (used in) provided by operating activities	(113,750)	7,632
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	108,500	126,500
Payment on notes payable, related party	(2,500)	(140,000)
Net cash provided by (used in) financing activities	106,000	(13,500)
NET DECREASE IN CASH	(7,750)	(5,868)
CASH AT BEGINNING OF YEAR	52,762	24,665
CASH AT END OF YEAR	$45,012	$18,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$—
NON CASH INVESTING AND FINANCING ACTIVITIES
Related party capital contribution on sale of assets offset to related party notes payable balance	$670,000	$—
Conversion of notes payable into common stock	$1,775,434	$—
Common stock issued for acquisition	$—	$37,500
Contingent earnout liability from acquisition	$—	$155,000

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

NOTE 1. NATURE OF BUSINESS

References to the “Company” in this Form 10-Q refer to Veritec, Inc. (“Veritec”) and its wholly owned subsidiaries Vcode Holdings, Inc. (Vcode®), and Veritec Financial Systems, Inc. (VTFS).

The Company is primarily engaged in the development, marketing, sales and licensing of products and rendering of professional services related to mobile banking technology as defined below. On September 30, 2015, the Company sold its barcode technology assets to a related party (See Note 7) and ceased any future sales and support efforts for this product line. Subsequent to September 30, 2015, the Company is currently focusing exclusively on its mobile banking technology business.

Mobile Banking Solutions

In January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization (ISO) and Third-Party Servicer. As a Cardholder Independent Sales Organization, Veritec was able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provided back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank. As of October 2010 the Company’s registration with Security First Bank terminated. As of April 2011 the Company signed an ISO and processor agreement with Palm Desert National Bank (which was later assigned to First California Bank) to market and process the Company’s Visa branded card program on behalf of the bank. First California Bank was sold to Pacific Western Bank and in June 2013 Pacific Western Bank closed its entire debit card division and transferred its contract with VTFS to Central Bank of Kansas City. On February 5th, 2014 the entire relationship between Veritec and Pacific Western Bank ended and the new relationship with Central Bank of Kansas City began.

On September 30, 2014, Veritec and Tangible Payments LLC, a Maryland limited liability company, entered into an asset purchase agreement pursuant to which Veritec acquired certain assets and liabilities of the Tangible Payments LLC (See Note 6).

Barcode Technology (Sold September 30, 2015)

The Company’s Barcode Technology was originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780 and included products that contained our VeriCode ® Barcode Technology for identification and tracking of manufactured parts, components and products mostly in the liquid crystal display markets. On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 7). The sale allows the Company to focus its efforts solely on its growing Mobile Banking Technology.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. The Condensed Consolidated Balance Sheet as of September 30, 2015 was derived from the unaudited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2015.

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

NOTE 3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2015, the Company incurred a net loss of $794,864. At September 30, 2015, the Company had a working capital deficit of $2,885,679 and a stockholders’ deficiency of $2,847,382. In addition, as of September 30, 2015, the Company is delinquent in payment of $1,277,270 of its notes payable and is also delinquent in payment of $409,377 in payroll taxes and accrued interest and penalties.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to achieve profitable operations. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending June 30, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2016 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2016 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

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

For the three months ended September 30, 2015 and 2014, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of September 30, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2015	2014

Series H preferred stock	$10,000	$10,000
Convertible notes payable	5,452,696	15,392,058
Options	2,510,000	3,056,500
Total	7,972,696	18,458,558

Revenues

During the three months ended September 30, 2015 and 2014, the Company had one customer that accounted for approximately 12% of sales in 2015 and two customers that accounted for approximately 24% and 19% of sales in 2014, respectively. No other customers accounted for more than 10% of sales in either period.

Foreign Revenues

Foreign revenues accounted for 65% (20% Taiwan, 18% China, 10% Korea, and 17% others) of the Company’s total revenues in fiscal 2015 and 45% (9% Korea, 19% Taiwan, and 17% others) in fiscal 2014.

Accounts Receivable

As of September 30, 2015, the Company had approximately $7,750 (26%), $5,000 (17%), $4,500 (15%) and $3,867 (13%) of accounts receivable due from its major customers. As of June 30, 2015, the Company had approximately $6,025 (16%), $5,650 (15%), and $4,575 (12%) of accounts receivable due from its major customers

Recent Accounting Pronouncements

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

NOTE 5. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the Company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the Bank. At September 30, 2015 and June 30, 2015, the restricted cash totaled $64,484 and $63,029, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheets.

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

The Company assigned $192,500 of the purchase price to contract commitments which will be amortized over a three year period. During the three months ended September 30, 2015 and 2014, the Company recorded amortization expense of $16,042 and $0, respectively.

The following table presents our unaudited pro forma combined historical results of operations for the three months ended September 30, 2014 as if we had consummated the acquisition as of July 1, 2014.

September 30, 2014
(Unaudited)
Revenues	$217,051
Net loss	$(254,304)

NOTE 7. NOTES PAYABLE

Notes payable includes accrued interest and consists of the following as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
Convertible Notes Payable

Convertible notes payable (includes $139,921 and $138,120, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest is convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The notes are currently in default. On September 30, 2015, $70,699 of notes were converted at $0.08 per share into 887,738 shares of common stock (see (1) below), $100,000 of notes were settled from the sale of assets (see (2) below), and $2,500 of principal was paid.	$595,616	$759,763

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8% to 10%, and due on demand to November 2010. The notes are currently in default. On September 30, 2015, $1,032,991 of notes were converted at $0.08 per share into 12,912,388 shares of common stock (see (1) below) and $425,699 of notes were settled from the sale of assets (see (2) below). During the three months ended September 30, 2015, $108,500 of convertible notes were issued that are convertible in shares of common stock at a price of $0.08 per share. The market price on the date the convertible notes were issued was in excess of the conversion price and the difference was recognized as a beneficial conversion feature of $18,313 and is recorded as interest expense and finance costs and additional paid in capital.
	90,394	1,414,260

Convertible note payable to related party, unsecured, principal and interest are convertible into common stock at $0.08, interest at 10% and due on demand. On September 30, 2015, this note was issued to replace an outstanding note (see 3 below).	200,000	—

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and was in default. On September 30, 2015, the note totaled $294,871 and $94,871 was settled from the sale of assets (see (1) below) and $200,000 was replaced by another note (see 3 below).	—	290,871

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand. The notes are now in default.	34,053	33,688

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013. The note is in default.	14,586	14,385
Subtotal convertible notes	934,649	2,512,967
Promissory Notes
Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and was in default. On September 30, 2015, the note totaled $571,743 and was converted at a price of $0.08 per share into 7,146,794 shares of common stock (see (1) below).	—	564,058

Notes payable to related parties, unsecured, interest at 0% to 8%, due on demand. On September 30, 2015, $100,000 of notes were converted at $0.08 per share into 1,250,000 shares of common stock (see (1) below) and $49,430 of notes were settled from the sale of assets (see (2) below).	3,000	150,430

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is in default.	32,283	31,783

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012 and is in default.	307,338	303,469
Subtotal notes payable	342,621	1,049,740

Total	$1,227,270	$3,562,707

During the three months ended September 30, 2015 and 2014, the Company recorded interest on its convertible notes payable and promissory notes of $53,997 and $45,565, respectively.

(1) On September 30, 2015, the Company agreed to convert $1,775,433 of various notes payable to The Matthews Group into 22,122,919 shares of common stock, or $0.08 per share. The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company (see Note 10). The transaction included $670,038 of notes payable that were converted at less than their stated conversion prices which ranged from $0.10 per share to $0.33 per share. The Company determined this was an induced conversion and calculated an inducement expense of $452,770, which represents the fair value of the additional number of common shares issued as a result of the lower conversion price. The Company recorded the $452,770 in interest expense and finance costs and additional paid in capital. No similar expense occurred during the same period of the prior year.

(2) On September 30 2015, the Company sold its Barcode Technology assets to The Matthews Group for $670,000 in settlement of various notes payables due to The Matthews Group. The cost basis of the Barcode Technology assets were zero, resulting in a gain of $670,000. As the transaction was between the Company and The Matthews Group, a related party, the Company accounted for the gain as a capital contribution.

(3) On September 28, 2015, the Company agreed to replace a convertible note payable for $200,000 due The Matthews Group that was in default (the original note) with another convertible note payable for $200,000 due to the Matthews Group (the replacement note). The original note was for $200,000, secured, 8% interest rate, and convertible into common stock at a rate of $0.25 per share. The replacement note is for $200,000, unsecured, 10% interest rate, and convertible into common stock at a rate of $0.08 per share. The Company determined that the change in the fair value of the conversion option was more than 10% of the carrying value of the original note and recorded a loss on extinguishment of $136,000. The $136,000 is included in interest expense and finance costs and additional paid in capital. No similar expense occurred during the same period of the prior year.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	September 30, 2015	June 30, 2015

Notes payable	$528,181	$521,610
Notes payable, related party	749,090	3,041,097
Total	$1,277,270	$5,562,707

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Common Stock to be issued

Shares to be issued to consultants for services rendered

On July 15, 2014, the Company entered into a "Consulting Agreement" with a consultant to be a general advisor on technical issues to both the Company’s President and its subsidiary, Veritec Financial Systems, Inc. Per the payment terms of the Consulting Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. As of June 30, 2015, 50,000 shares of common stock with a value of $7,400 have not been issued and have been reflected as common shares to be issued in the accompanying consolidated balance sheet. During the three months ended September 30, 2015, the Company recorded an obligation to issue an additional 15,000 shares of common stock with an aggregate fair value of $1,400. As of September 30, 2015, the 65,000 shares of common stock with a value of $8,900 have not been issued and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

On June 23, 2014, the Company entered into an "Advisory Agreement" with a consultant to be an executive advisor to the Company’s President. Per the payment terms of the Advisory Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. The Advisory Agreement was terminated in January 2015. As of September 30, 2015 and June 30, 2015, the remaining 15,000 shares of common stock with a value of $1,900 have not been issued and have been reflected as common shares to be issued in the accompanying consolidated balance sheet. The Common shares were issued in December 2015.

On June 7, 2013, the Company entered into a "Business Development Agreement" with a consultant to assist the Company in establishing business relationships in the United States and to assist in seeking financing for the Company. Upon signing of the agreement the Company granted the consultant 50,000 shares of common stock with a fair value at the date of grant of $7,000 as an initial non-refundable engagement fee and recognized such amount as consulting fee during the fiscal year June 30, 2013. In December 2013 and in March 2014, the Company authorized an additional 50,000 shares of common stock issuable under the agreement, and recorded the aggregate fair value as of their grant dates of $3,869 as consulting fees during the fiscal year ended June 30, 2014. The consultant subsequently agreed to receive 50,000 shares as full settlement of the Company’s obligation under the agreement. The 50,000 shares due with a value of $7,000 have not been issued as of September 30, 2015 and June 30, 2015 and have been reflected as common shares to be issued in the accompanying consolidated balance sheet. The common shares were issued in December 2015.

NOTE 9 – STOCK OPTIONS

Stock Options

A summary of stock options for the three months ended September 30, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 30, 2015	2,520,000	$0.42
Granted	—	$0.00
Forfeited	(10,000)	$0.42
Outstanding at September 30, 2015	2,510,000	$0.42
Exercisable at September 30, 2015	2,510,000	$0.42

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement during fiscal year 2013. There were no options granted during the three months ended September 30, 2015 under this agreement. The Company recognized no stock-based compensation expense related to stock options during the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was no remaining unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of September 30, 2015.

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

Additional information regarding options outstanding as of September 30, 2015 is as follows:

Options Outstanding at September 30, 2015				Options Exercisable at September 30, 2015
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.13 - $1.45	2,510,000	4.49	$0.42	2,510,000	$0.42
	2,510,000			2,510,000

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2015 is 4.49 years.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company has relied on The Matthews Group, LLC, owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding (see Note 7). The Company also leases its office facilities from Ms. Van Tran. For the three months ended September 30, 2015 and 2014, rental payments to Ms. Van Tran totaled $12,750 and $12,750, respectively.

During the year ended June 30, 2015, the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. No additional advances were received from Ms. Tran during the three months ended September 30, 2015. The balances due Ms. Tran as of September 30, 2015 and June 30, 2015 were $96,110 and $96,110, respectively. These advances have been classified as accounts payable, related party on the accompanying consolidated balance sheets.

NOTE 11. SUBSEQUENT EVENTS

Effective October 1, 2015, the Company entered into a management agreement with The Matthews Group to manage the barcode technology assets sold to The Matthews Group. The term of the management agreement is from October 1, 2015 to May 30, 2016 and the Company will earn a management fee equal to 20% of the revenue collected for the barcode technology during the period and will be reimbursed for all engineering time and costs incurred..

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), which is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member in the JV and VAC will be a 70% member in the JV. Pursuant to the agreement, the Company will grant a license of certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition VAC has agreed to raise all funds to capitalize the JV.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended September 30, 2015 compared to September 30, 2014

We had a net loss of $794,864 and $242,004 for the three months ended September 30, 2015 and 2014, respectively.

Revenues

Details of revenues are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%

Mobile Banking Technology	$67,263	$69,237	$(1,974)	(2.9)
Barcode Technology	133,714	85,689	48,025	56.0

Total Revenues	$200,976	$154,926	$49,999	32.3

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended September 30, 2015 of $67,263 was comparable with the same period of the prior year.

Barcode Technology

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

Cost of Sales

Cost of sales for the three months ended September 30, 2015 and 2014, totaled $86,636 and $69,180, respectively. The decrease in expense was the result of decreased labor costs associated with projects implemented during the period as compared to the same period of the prior year. For the three months ended September 30, 2015 and 2014, cost of sales as a percentage of revenue were 43.1% and 44.7%, respectively.

Operating Expenses

General and administrative expense for the three months ended September 30, 2015 and 2014 was $214,544 and $122,632, respectively. The increase was the result of $31,799 in operating expenses incurred after acquiring Tangible Payments, LLC (see Note 5 of the attached Consolidated Financial Statements). The remaining increase in expenses of $90,833 was primarily from increased outside contractors and professional fees.

Sales and marketing expense for the three months ended September 30, 2015 and 2014 was $14,075 and $29,196, respectively. The decrease of $15,121 was the result of changes in the timing of expenses associated with sales and marketing efforts as compared to the same period of the prior year.

Research and development expense for the three months ended September 30, 2015 and 2014 was $18,585 and $31,481, respectively. The decrease of $12,897 in expense was the result of the Company’s completion of certain research and development projects as compared to the same period of the prior year.

Other Expenses, net

Other expense for the three months ended September 30, 2015 and 2014, which includes primarily interest expense, was $662,000 and $144,440, respectively. The increase was primarily a result of $607,083 and $98,875 of non-cash expense relating to the beneficial conversion feature of convertible notes payables during the three months ended September 30, 2015 and 2014, respectively.

Liquidity

Our cash and cash equivalents balance at September 30, 2015 decreased to $45,012 as compared to $52,762 at June 30, 2015. The decrease was the result of $113,750 in cash used in operating activities offset by $106,000 in cash provided by financing activities. Net cash used in operations during the three months ended September 30, 2015 was $113,750 compared with $7,632 of cash provided by operations during the same period of the prior year. Cash used in operations during the three months ended September 30, 2015 was primarily due to our net loss in the period of $794,864 offset by non-cash expenses of $679,000. Net cash provided by financing activities of $106,000 during the three months ended September 30, 2015 was primarily due to proceeds received from notes payable of $108,500 offset by payments of $2,500 on notes payable. During the same period of the prior year, net cash used in financing activities of $13,500 was from proceeds received from notes payable of $126,500 offset by payments of $140,000 on notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended September 30, 2015, the Company had a net loss of $794,864. At September 30, 2015, the Company had a working capital deficit of $2,885,679 and a stockholders’ deficiency of $2,847,382. The Company is delinquent or in default on $1,277,270 of its notes payable and is delinquent in payment of certain amounts due of $409,377 for payroll taxes and accrued interest and penalties as of September 30, 2015.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our June 30, 2015 financial statements, has raised substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2015.

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2015, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $1,277,270 representing principal and accrued interest as of September 30, 2015.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $409,377 for payroll taxes and accrued interest and penalties as of September 30, 2015.

ITEM 6 EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2015 and June 30, 2015; (ii) Consolidated Statement of Operations for the three months ended September 30, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Deficit as at September 30, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014; (v) Notes to the Consolidated Financial Statements.

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

VERITEC, INC.

March 21, 2016	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

