Form 10-Q
period 2015-12-31
VERITEC INC
filed 2016-03-21
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended December 31, 2015

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

Yes  ☐  No  ☒

As of December 31, 2015, there were 39,538,007 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$32,909	$52,762
Accounts receivable	20,240	38,749
Inventories	—	14,461
Prepaid expenses	1,895	18,234
Total Current Assets	55,044	124,206
Restricted cash	49,950	63,029
Property and equipment, net	377	583
Intangibles, net	112,292	144,375
Total Assets	$217,663	$332,193
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Notes payable – in default	$535,593	$521,610
Notes payable, related party – in default	956,112	3,041,097
Accounts payable	666,613	630,490
Accounts payable, related party	106,110	96,110
Customer deposits	25,482	25,482
Deferred revenues	422,401	492,603
Payroll tax liabilities	361,017	453,277
Accrued expenses	82,035	22,957
Total Current Liabilities	3,155,363	5,283,626
Contingent earnout liability	155,000	155,000
Total Liabilities	3,310,363	5,438,626
Commitments and Contingencies
Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 39,538,007 and 16,530,088 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	395,380	165,301
Common stock to be issued, 155,000 shares and 940,000 shares, respectively	12,500	51,800
Additional paid-in capital	17,859,719	14,959,006
Accumulated deficit	(21,361,299)	(20,283,540)
Total Stockholders' Deficiency	(3,092,700)	(5,106,433)
Total Liabilities and Stockholders’ Deficiency	$217,663	$332,193

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$71,458	$203,658
Barcode technology revenue	—	194,170
Other revenue, related party	21,968	—
Total revenue	93,426	397,828
Cost of Sales	110,952	99,480
Gross Profit (Loss)	(17,526)	298,348
Operating Expenses:
General and administrative	150,387	252,326
Sales and marketing	2,566	16,000
Research and development	23,232	25,876
Total operating expenses	176,185	294,202
Profit (Loss) from Operations	(193,711)	4,146
Other Expense:
Interest expense and finance costs, including $50,609 and $38,567, respectively, to related parties	(89,183)	(45,967)
Total other expense	(89,183)	(45,967)
Net Loss	$(282,894)	$(41,821)
Net Loss Per Common Share, Basic and diluted	$(0.01)	$(0.00)
Weighted Average Number of Shares Outstanding, Basic and diluted	39,130,007	16,359,762

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED)

	Six Months Ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$138,721	$289,347
Barcode technology revenue	133,714	263,407
Other revenue, related party	21,968	—
Total revenue	294,403	552,754
Cost of Sales	197,588	168,660
Gross Profit	96,815	384,094
Operating Expenses:
General and administrative	364,933	374,959
Sales and marketing	16,641	45,196
Research and development	41,817	57,358
Total operating expenses	423,391	477,513
Loss from Operations	(326,576)	(93,419)
Other Expense:
Interest expense and finance costs , including $705,118 and $175,963, respectively, to related parties	(751,183)	(190,407)
Total other expense	(751,183)	(190,407)
Net Loss	$(1,077,759)	$(283,826)
Net Loss Per Common Share, Basic and diluted	$(0.04)	$(0.02)
Weighted Average Number of Shares Outstanding, Basic and diluted	28,531,121	16,177,425

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, July 1, 2015	1,000	$1,000	16,530,088	$165,301	$51,800	$14,959,006	$(20,283,540)	$(5,106,433)

Shares issued on conversion of notes payable	—	—	22,192,919	221,929	—	1,553,505	—	1,775,434
Shares issued for common stock to be issued	—	—	815,000	8,150	(41,400)	33,250	—	—
Shares to be issued for services	—	—	—	—	2,100	—	—	2,100
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	55,188	—	55,188
Fair value of shares issued as inducement for conversion of notes payable	—	—	—	—	—	452,770	_	452,770
Modification cost of conversion feature of note payable	—	—	—	—	—	136,000		136,000
Gain on sale of assets to related party treated as a capital contribution	—	—	—	—	—	670,000	—	670,000
Net Loss	—	—	—	—	—	—	(1,077,759)	(1,077,759)

BALANCE, December 31, 2015 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$17,859,719	$(21,361,299)	$(3,092,700)

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,077,759)	$(283,826)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	206	206
Amortization	32,083	16,042
Allowance for inventory obsolescence	14,461	—
Shares issued for services	2,100	11,650
Beneficial conversion feature on convertible notes payable	55,188	98,875
Fair value of shares issued as inducement for conversion of notes payable	452,770	—
Modification cost of conversion feature of note payable	136,000	—
Interest accrued on notes payable	75,143	91,313
Changes in operating assets and liabilities:
Accounts receivable	18,509	24,500
Restricted cash	13,079	(3,523)
Inventories	—	(5,541)
Prepaid expenses	16,339	8,652
Deferred revenues	(70,202)	126,137
Payroll tax liabilities	(92,260)	(28,142)
Customer deposit	—	8,018
Accounts payables and accrued expenses	105,201	(6,848)
Net cash (used in) provided by operating activities	(319,142)	57,513
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	301,789	148,000
Payment on notes payable, related party	(2,500)	(143,500)
Net cash provided by financing activities	299,289	4,500
NET DECREASE IN CASH	(19,853)	62,013
CASH AT BEGINNING OF YEAR	52,762	24,665
CASH AT END OF YEAR	$32,909	$86,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$—
NON CASH INVESTING AND FINANCING ACTIVITIES
Related party capital contribution on sale of assets offset to related party notes payable balance	$670,000	$—
Conversion of notes payable into common stock	$1,775,434	$—
Common stock issued for acquisition	$—	$37,500
Contingent earnout liability from acquisition	$—	$155,000

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED)

NOTE 1. NATURE OF BUSINESS

References to the “Company” in this Form 10-Q refer to Veritec, Inc. (“Veritec”) and its wholly owned subsidiaries Vcode Holdings, Inc. (Vcode®), and Veritec Financial Systems, Inc. (VTFS).

The Company as primarily engaged in the development, marketing, sales and licensing of products and rendering of professional services related to the mobile banking technology as defined below. On September 30, 2015, the Company sold its barcode technology assets to a related party (See Note 7) and ceased any future sales and support efforts for this business line. Subsequent to September 30, 2015, the Company is currently focusing exclusively on its mobile banking technology business.

Mobile Banking Solutions

In January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In May 2009 Veritec was registered by Security First Bank in Visa’s Third Party Registration Program as a Cardholder Independent Sales Organization (ISO) and Third-Party Servicer. As a Cardholder Independent Sales Organization, Veritec was able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provided back-end cardholder transaction processing services for Visa branded card programs on behalf of Security First Bank. As of October 2010 the Company’s registration with Security First Bank terminated. As of April 2011 the Company signed an ISO and processor agreement with Palm Desert National Bank (which was later assigned to First California Bank) to market and process the Company’s Visa branded card program on behalf of the bank. First California Bank was sold to Pacific Western Bank in June 2013 Pacific Western Bank closed its entire debit card division and transferred its contract with VTFS to Central Bank of Kansas City. On February 5th, 2014 the entire relationship between Veritec and Pacific Western Bank ended and the new relationship with Central Bank of Kansas City began.

On December 31, 2014, Veritec ("Buyer"), and Tangible Payments LLC ("Seller"), a Maryland Limited Liability Company, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which Veritec acquired certain assets and liabilities of the Tangible Payments LLC (See Note 6).

Barcode Technology (Sold September 30, 2015)

The Company’s Barcode Technology was originally invented by the founders of Veritec under United States patents 4,924,078, 5,331,176, 5,612,524 and 7,159,780 and included products that contained our VeriCode ® Barcode Technology for identification and tracking of manufactured parts, components and products mostly in the liquid crystal display markets. On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 7). The sale allows the Company to focus its efforts solely on its growing Mobile Banking Technology.

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage all facets of its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2016. Per the terms of the management services agreement, the Company earned a fee of 20% of all revenues, or $21,968, from the barcode technology business during the three and six months ended December 31, 2015. Additionally all cash flow (all revenues collected less direct costs paid) will be retained by the Company and classified as a unsecured related party note payable, due on demand, bearing interest at 10% per annum.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from the unaudited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2015.

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

NOTE 3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2015, the Company incurred a net loss of $1,077,759. At December 31, 2015, the Company had a working capital deficit of $3,100,319 and a stockholders’ deficiency of $3,092,700. In addition, as of December 31, 2015, the Company is delinquent in payment of $1,491,705 of its notes payable and is also delinquent in payment of $361,017 in payroll taxes and accrued interest and penalties.

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

For the six months ended December 31, 2015 and 2014, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of December 31, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2015	2014

Series H preferred stock	$10,000	$10,000
Convertible notes payable	7,323,631	15,630,841
Options	2,510,000	2,602,500
Total	9,843,631	18,243,341

Revenues

During the three months ended December 31, 2015 and 2014, the Company had three customers that accounted for approximately 24%, 19%, and 16% of sales in 2015 and four customers that accounted for approximately 19%, 15%, 11% and 10% of sales in 2014, respectively. No other customers accounted for more than 10% of sales in either period.

During the six months ended December 31, 2015 and 2014, the Company had no customers that accounted for more than 10% of sales in 2015 and three customers that accounted for approximately 21%, 11% and 10% of sales in 2014, respectively. No other customers accounted for more than 10% of sales in either period.

Foreign Revenues

For the three months ended December 31, 2015 and 2014, foreign revenues accounted for 0% and 34% (17% Taiwan, 9% China, and 8% other) of the Company’s total revenues, respectively.

For the six months ended December 31, 2015 and 2014, foreign revenues accounted for 45% (14% Taiwan, 12% China, and 19% other) and 39% (17% Taiwan, 10% Korea, 8% China, and 4% other) of the Company’s total revenues, respectively.

Accounts Receivable

As of December 31, 2015, the Company had approximately $6,000 (30%), $4,090 (20%), $3,000 (15%) and $3,000 (15%) respectively, of accounts receivable due from its major customers. As of June 30, 2015, the Company had approximately $6,025 (16%), $5,650 (15%), and $4,575 (12%) of accounts receivable due from its major customers

Recent Accounting Pronouncements

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires an entity to present all deferred tax assets and liabilities as non-current in a classified balance sheet. This guidance allows for adoption on either a prospective or retrospective basis. The update becomes is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. As of December 31, 2015, the Company has elected to early adopt this accounting standards update on a prospective basis.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 5. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreement”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the Bank, for which the Company receives a transaction fee. In connection with the agreements the Company is required to establish a Reserve Account controlled by the Bank. At December 31, 2015 and June 30, 2015, the restricted cash totaled $49,950 and $63,029, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheets.

NOTE 6. ACQUISITION

On December 31, 2014, the Company and Tangible Payments LLC, a Maryland Limited Liability Company, entered into an Asset Purchase Agreement pursuant to which the Company acquired certain assets and liabilities of Tangible Payments LLC. Tangible Payments LLC is a combined-solution software package that incorporates features the market is currently purchasing as an individual-solutions product that requires integrated services at an additional cost. With a one-stop package, Tangible’s Payments LLC solution eliminates costs and reduces deployment time.

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

The Company assigned $192,500 of the purchase price to contract commitments which will be amortized over a three year period. During the three and six months ended December 31, 2015 and 2014, the Company recorded $16,042, $32,083 and $16,042 and $16,042 of amortization expense, respectively.

The following table presents our unaudited pro forma combined historical results of operations for the three and six months ended December 31, 2014 as if we had consummated the acquisition as of July 1, 2014.

	Three months ended December 31, 2014	Six months ended December 31, 2014
	(Unaudited)	(Unaudited)
Revenues	397,828	614,879
Net loss	(36,822)	(291,126)

NOTE 7. NOTES PAYABLE

Notes payable includes accrued interest and consists of the following as of December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Convertible Notes Payable

Convertible notes payable (includes $141,721 and $138,120, respectively, to non-related parties), unsecured, interest at 8%, due September 2010 through November 2010. The principal and accrued interest is convertible at a conversion price of $0.30. The principal and interest is due immediately on the event of default or change of control. The notes are currently in default. On September 30, 2015, $70,699 of notes were converted at $0.08 per share into 887,738 shares of common stock (see (1) below), $100,000 of notes were settled from the sale of assets (see (2) below), and $2,500 of principal was paid.	$602,247	$759,763

Convertible notes payable to related parties, unsecured, principal and interest are convertible into common stock at $0.30 to $0.33 per share, interest at 8% to 10%, and due on demand to November 2010. The notes are currently in default. On September 30, 2015, $1,032,991 of notes were converted at $0.08 per share into 12,912,388 shares of common stock (see (1) below) and $425,699 of notes were settled from the sale of assets (see (2) below). During the six months ended December 31, 2015, $101,025 of convertible notes were issued that are convertible in shares of common stock at a price of $0.08 per share. The market price on the date the convertible notes were issued was in excess of the conversion price and the difference was recognized as a beneficial conversion feature of $55,188 and is recorded as interest expense and finance costs and additional paid in capital.	91,819	1,414,260

Convertible note payable to related party, unsecured, principal and interest are convertible into common stock at $0.08, interest at 10% and due on demand. On September 30, 2015, $200,000 of this note was issued to replace an outstanding note (see 3 below). During the three months ended December 31, 2015, additional borrowings of $146,475 were recorded under this note (see Note 10).	346,475	—

Convertible note payable to related party, secured by the Company’s intellectual property, principal and interest are convertible into common stock at $0.25 per share subject to board of directors’ approval, interest at 8%. The note was due November 2010 and was in default. On September 30, 2015, the note totaled $294,871 and $94,871 was settled from the sale of assets (see (1) below) and $200,000 was replaced by another note (see 3 below).	—	290,871

Notes payable, secured by the Company's certificate of deposit with a financial institution and classified on the balance sheet as restricted cash, interest at 5%, convertible into common stock at $0.08 per share, due on demand. The note is now in default.	34,418	33,688

Convertible note payable, unsecured, principal and interest are convertible into common stock at $0.30 to $0.40 per share subject to board of directors’ approval, interest at 5% to 8%, due January 2011 to March 2013. The note is now in default.	14,786	14,385
Subtotal convertible notes	1,089,745	2,512,967
Promissory Notes
Note payable to related party, secured by the Company’s intellectual property, interest at 8% due August 2010 and was in default. On September 30, 2015, the note totaled $571,743 and was converted at a price of $0.08 per share into 7,146,794 shares of common stock (see (1) below).	—	564,058

Notes payable to related parties, unsecured, interest at 0% to 10%, due on demand. On September 30, 2015, $100,000 of notes were converted at $0.08 per share into 1,250,000 shares of common stock (see (1) below) and $49,430 of notes were settled from the sale of assets (see (2) below). During the three months ended December 31, 2015, $54,289 of additional borrowings were made under this note.	57,969	150,430

Note payable, unsecured, interest at 10%. The note was due in January 2010 and is now in default.	32,783	31,783

Note payable, secured by the Company's intellectual property, interest at variable rates starting September 1, 2012, due December 2012 and is now in default.	311,208	303,469
Subtotal notes payable	401,960	1,049,740

Total	$1,491,705	$3,562,707

During the three and six months ended December 31, 2015 and 2014, the Company recorded interest on its convertible notes payable and promissory notes of $53,997 and $75,139, and $45,565 and $91,313, respectively.

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

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	December 31, 2015	June 30, 2015

Notes payable	$535,593	$521,610
Notes payable, related party	956,112	3,041,097
Total	$1,491,705	$3,562,707

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Common Stock to be issued

On July 15, 2014, the Company entered into a "Consulting Agreement" with a consultant to be a general advisor on technical issues to both the Company’s President and its subsidiary, Veritec Financial Systems, Inc. Per the payment terms of the Consulting Agreement, the consultant is to receive both monthly cash compensation and 5,000 shares of common stock. As of June 30, 2015, 50,000 shares of common stock with a value of $7,400 have not been issued and have been reflected as common shares to be issued in the accompanying consolidated balance sheet. During the six months ended December 31, 2015, the Company recorded an obligation to issue an additional 20,000 shares of common stock with an aggregate fair value of $2,100. The Consulting Agreement was terminated on October 31, 2015. As of December 31, 2015, the 70,000 shares of common stock with a value of $9,500 have not been issued and have been reflected as common shares to be issued in the accompanying consolidated balance sheet.

NOTE 9 – STOCK OPTIONS

Stock Options

A summary of stock options for the three months ended December 31, 2015 is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price
Outstanding at June 30, 2015	2,520,000	$0.42
Granted	—	$0.00
Forfeited	(10,000)	$0.42
Outstanding at December 31, 2015	2,510,000	$0.42
Exercisable at December 31, 2015	2,510,000	$0.42

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement during fiscal year 2013. There were no options granted during the three months ended December 31, 2015 under this agreement. The Company recognized no stock-based compensation expense related to stock options during the three and six months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was no remaining unrecognized compensation costs related to stock options. Based upon the trading value of the common shares, there was no intrinsic value of these options as of December 31, 2015.

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

Additional information regarding options outstanding as of December 31, 2015 is as follows:

Options Outstanding at December 31, 2015				Options Exercisable at December 31, 2015
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.13 - $1.45	2,510,000	4.20	$0.42	2,510,000	$0.42
	2,510,000			2,510,000

The weighted-average remaining contractual life of stock options outstanding and exercisable at December 31, 2015 is 4.20 years.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company has relied on The Matthews Group, LLC, owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding (see Note 8).

During the year ended June 30, 2015, the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. During the six months December 31, 2015, the Company received additional advances of $10,000 from Ms. Tran. The balances due Ms. Tran as of December 31, 2015 and June 30, 2015 were $106,110 and $96,110, respectively. These advances have been classified as accounts payable, related party on the accompanying consolidated balance sheets.

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage all facets of its previous barcode technology assets, on behalf of the Matthews Group, from October 1, 2015 to March 31, 2016. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $21,968, from the barcode technology business during the three and six months ended December 31, 2015. Additionally all cash flow (revenues collected less management fee and reimbursement of direct expenses incurred) from October 1, 2015 to March 31, 2016 will be retained by the Company and classified as a unsecured related party note payable, due on demand, bearing interest at 10% per annum. During the three months ended December 31, 2015, the loan proceeds under this agreement totaled $146,475.

The Company also leases its office facilities from Ms. Tran. For the three and six months ended December 31, 2015 and 2014, rental payments to Ms. Van Tran totaled $12,750 and $25,500, and 12,750 and $25,500, respectively.

NOTE 11. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended December 31, 2015 compared to December 31, 2014

We had a net loss of $282,844 and $41,821 for the three months ended December 31, 2015 and 2014, respectively.

Revenues

Details of revenues are as follows:

	Three Months Ended December 31,		Increase (Decrease)
	2015	2014	$	%

Mobile Banking Technology	$71,458	$203,658	$(132,200)	(64.9)
Barcode Technology	—	194,170	(194,170)	(100.0)
Other Revenue, related party	21,968	—	21,968	100.00

Total Revenues	$93,426	$397,828	$(304,402)	(76.5)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended December 31, 2015 and 2014 were $71,458 and $203,658, respectively. The decrease in Mobile Banking Technology revenues of $132,200 was due to the difference in timing on projects delivered during the period as compared to the same period of the prior year.

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

On December 31, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology. The sale allows the Company to focus its efforts solely on growing its Mobile Banking Technology business.

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage all facets of its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to March 31, 2016. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $21,968, from the barcode technology business during the three months ended December 31, 2015.

Cost of Sales

Cost of sales for the three months ended December 31, 2015 and 2014, totaled $110,952 and $99,480, respectively. The increase in expense was the result of increased labor costs associated with projects being implemented during the period as compared to the same period of the prior year. For the three months ended December 31, 2015 and 2014, cost of sales as a percentage of revenue were 118.8% and 25.0%, respectively.

Operating Expenses

General and administrative expense for the three months ended December 31, 2015 and 2014 was $150,387 and $252,326, respectively. The decrease of $101,939 in expenses was realized from expense reductions relating to the sale of its barcode technology business and reduced outside contractors and professional fees.

Sales and marketing expense for the three months ended December 31, 2015 and 2014 was $2,566 and $16,000, respectively. The decrease of $13,434 was the result of changes in the timing of expenses associated with sales and marketing efforts as compared to the same period of the prior year.

Research and development expense for the three months ended December 31, 2015 and 2014 was $23,232 and $25,876, respectively. The decrease of $2,644 in expense was realized from expense reductions relating to the sale of its barcode technology business and completion of certain research and development projects as compared to the same period of the prior year.

Other Expenses, net

Other expense for the three months ended December 31, 2015 and 2014, which includes primarily interest expense, was $89,183 and $45,967, respectively. The increase was primarily a result of $36,875 of non-cash expense relating to the beneficial conversion feature of convertible notes payables during the three months ended December 31, 2015. No similar expense occurred during the same period of the prior year.

Results of Operations – Six Months Ended December 31, 2015 compared to December 31, 2014

We had a net loss of $1,077,759 and $283,826 for the six months ended December 31, 2015 and 2014, respectively.

Revenues

Details of revenues are as follows:

	Six Months Ended December 31,		Increase (Decrease)
	2015	2014	$	%

Mobile Banking Technology	$138,721	$289,347	$(150,626)	(51.1)
Barcode Technology	133,714	263,407	(129,693)	(49.2)
Other Revenue, related party	21,968	—	21,968	100.00

Total Revenues	$294,403	$552,754	$(258,351)	(46.7)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the six months ended December 31, 2015 and 2014 were $138,721 and $289,347, respectively. The decrease in Mobile Banking Technology revenues of $150,626 was due to the difference in timing on projects delivered during the period as compared to the same period of the prior year.

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

On December 31, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology. The sale allows the Company to focus its efforts solely on growing its Mobile Banking Technology business.

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage all facets of its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to March 31, 2016. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $21,968, from the barcode technology business during the six months ended December 31, 2015.

Cost of Sales

Cost of sales for the six months ended December 31, 2015 and 2014, totaled $197,588 and $168,660, respectively. The increase in expense was the result of increased labor costs associated with projects implemented during the period as compared to the same period of the prior year. For the six months ended December 31, 2015 and 2014, cost of sales as a percentage of revenue were 67.1% and 30.5%, respectively.

Operating Expenses

General and administrative expense for the six months ended December 31, 2015 and 2014 was $364,933 and $374,959, respectively. The decrease in expense of $10,026 in expenses was realized from expense reductions relating to the sale of its barcode technology business and reduced outside contractors and professional fees.

Sales and marketing expense for the six months ended December 31, 2015 and 2014 was $16,641 and $45,196, respectively. The decrease of $28,555 was the result of changes in the timing of expenses associated with sales and marketing efforts as compared to the same period of the prior year.

Research and development expense for the six months ended December 31, 2015 and 2014 was $41,817 and $57,358, respectively. The decrease of $15,541 in expense was realized from expense reductions relating to the sale of its barcode technology business and completion of certain research and development projects as compared to the same period of the prior year.

Other Expenses, net

Other expense for the three months ended December 31, 2015 and 2014, which includes primarily interest expense, was $751,183 and $190,407, respectively. The increase in expense was primarily a result of $643,958 and $98,875 of non-cash expense relating to the beneficial conversion feature of convertible notes payables during the six months ended December 31, 2015 and 2014, respectively.

Liquidity

Our cash balance at December 31, 2015 decreased to $32,909 as compared to $52,762 at June 30, 2015. The decrease was the result of $319,142 in cash used in operating activities offset by $299,289 in cash provided by financing activities. Net cash used in operations during the six months ended December 31, 2015 was $319,142 compared with $57,513 of cash provided by operations during the same period of the prior year. Cash used in operations during the six months ended December 31, 2015 was primarily due to our net loss in the period of $1,077,759 offset by non-cash expenses of $767,951. Net cash provided by financing activities of $299,289 during the six months ended December 31, 2015 was primarily due to proceeds received from notes payable of $301,789 offset by payments of $2,500 on notes payable. During the same period of the prior year, net cash used in financing activities of $4,500 was from proceeds received from notes payable of $148,000 offset by payments of $143,500 on notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended December 31, 2015, the Company had a net loss of $1,077,759. At December 31, 2015, the Company had a working capital deficit of $3,100,319 and a stockholders’ deficiency of $3,092,700. The Company is delinquent or in default on $1,491,705 of its notes payable and is delinquent in payment of certain amounts due of $361,017 for payroll taxes and accrued interest and penalties as of December 31, 2015.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2015.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $1,491,705 representing principal and accrued interest as of December 31, 2015.

TEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

The Company is delinquent in payment of $361,017 for payroll taxes and accrued interest and penalties as of December 31, 2015.

On January 20, 2016, Joseph Valandra resigned as a member of the Company’s Board of Directors.

ITEM 6 EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and June 30, 2015; (ii) Consolidated Statement of Operations for the three and six months ended December 31, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Deficit as at December 31, 2015; (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014; (v) Notes to the Consolidated Financial Statements.

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

