Form 10-Q
period 2016-03-31
VERITEC INC
filed 2016-05-16
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended March 31, 2016

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

As of March 31, 2016, there were 39,538,007 shares of the issuer’s common stock outstanding.

i

VERITEC, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016

ii

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

iii

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
ASSETS	(Unaudited)

Current Assets:
Cash	$30,378	$52,762
Accounts receivable	15,386	38,749
Inventories	—	14,461
Prepaid expenses	758	18,234
Total Current Assets	46,522	124,206

Restricted cash	36,398	63,029
Property and equipment, net	274	583
Intangibles, net	96,250	144,375
Total Assets	$179,444	$332,193

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Notes payable	$542,214	$521,610
Notes payable, related party	1,243,107	3,041,097
Accounts payable	618,941	630,490
Accounts payable, related party	96,110	96,110
Customer deposits	25,482	25,482
Deferred revenues	396,150	492,603
Payroll tax liabilities	322,477	453,277
Accrued expenses	66,841	22,957
Total Current Liabilities	3,311,322	5,283,626

Contingent earnout liability	155,000	155,000
Total Liabilities	3,466,322	5,438,626

Commitments and Contingencies
Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 39,538,007 and 16,530,088 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	395,380	165,301
Common stock to be issued, 155,000 shares and 940,000 shares, respectively	12,500	51,800
Additional paid-in capital	17,881,719	14,959,006
Accumulated deficit	(21,577,477)	(20,283,540)
Total Stockholders' Deficiency	(3,286,878)	(5,106,433)
Total Liabilities and Stockholders’ Deficiency	$179,444	$332,193

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$59,803	$62,521
Barcode technology revenue	—	109,664
Other revenue, related party	16,098	—
Total revenue	75,901	172,185

Cost of Sales	52,722	85,079
Gross Profit	23,179	87,106
Operating Expenses:
General and administrative	170,451	201,175
Sales and marketing	—	16,660
Research and development	17,248	25,007
Total operating expenses	187,699	242,842

Loss from Operations	(164,520)	(155,736)
Other Expense:
Interest expense and finance costs, including $45,581 and $114,229, respectively, to related parties	(51,658)	(122,339)
Total other expense	(51,658)	(122,339)

Net Loss	$(216,178)	$(278,075)

Net Loss Per Common Share, Basic and diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding, Basic and diluted	39,538,007	16,523,784

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Nine Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$198,524	$351,868
Barcode technology revenue	133,714	373,071
Other revenue, related party	38,066	—
Total revenue	370,304	724,939

Cost of Sales	250,310	253,739
Gross Profit	119,994	471,200
Operating Expenses:
General and administrative	567,468	571,135
Sales and marketing	16,641	61,856
Research and development	59,064	82,365
Total operating expenses	643,173	715,356

Loss from Operations	(523,179)	(244,156)

Other Expense:
Interest expense and finance costs, including $750,699 and $290,112, respectively, to related parties	(770,758)	(312,746)
Total other expense	(770,758)	(312,746)

Net Loss	$(1,293,937)	$(556,902)

Net Loss Per Common Share, Basic and diluted	$(0.04)	$(0.03)

Weighted Average Number of Shares Outstanding, Basic and diluted	31,757,147	16,472,751

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

BALANCE, July 1, 2015	1,000	$1,000	16,530,088	$165,301	$51,800	$14,959,006	$(20,283,540)	$(5,106,433)

Shares issued on conversion of notes payable	—	—	22,192,919	221,929	—	1,553,505	—	1,775,434
Shares issued for common stock to be issued	—	—	815,000	8,150	(41,400)	33,250	—	—
Shares to be issued for services	—	—	—	—	2,100	—	—	2,100
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	77,188	—	77,188
Fair value of shares issued as inducement for conversion of notes payable	—	—	—	—	—	452,770	—	452,770
Modification cost of conversion feature of note payable	—	—	—	—	—	136,000	—	136,000
Gain on sale of assets to related party treated as a capital contribution	—	—	—	—	—	670,000	—	670,000
Net Loss	—	—	—	—	—	—	(1,293,937)	(1,293,937)

BALANCE, March 31, 2016 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$17,881,719	$(21,577,477)	$(3,286,878)

 See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,293,937)	$(556,902)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	309	309
Amortization	48,125	32,083
Allowance for inventory obsolescence	14,461	—
Shares to be issued for services	2,100	17,350
Beneficial conversion feature on convertible notes payable	77,188	175,375
Fair value of shares issued as inducement for conversion of notes payable	452,770	—
Modification cost of conversion feature of note payable	136,000	—
Interest accrued on notes payable	104,532	136,129
Changes in operating assets and liabilities:
Accounts receivable	23,363	(89,173)
Restricted cash	26,631	(6,008)
Inventories	—	(4,847)
Prepaid expenses	17,746	9,772
Deferred revenues	(96,453)	242,386
Payroll tax liabilities	(130,800)	(57,041)
Customer deposit	—	(5,517)
Accounts payables and accrued expenses	32,335	54,422
Net cash used in operating activities	(585,630)	(51,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	565,746	224,500
Payment on notes payable, related party	(2,500)	(143,500)
Net cash provided by financing activities	563,246	81,000

NET DECREASE IN CASH	(22,384)	29,338

CASH AT BEGINNING OF YEAR	52,762	24,665

CASH AT END OF YEAR	$30,378	$54,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party capital contribution on sale of assets offset to related party notes payable balance	$670,000	$—
Conversion of notes payable into common stock	$1,775,434	$—
Common stock issued for acquisition	$—	$37,500
Contingent earnout liability from acquisition	$—	$155,000

See accompanying notes

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

NOTE 1. NATURE OF BUSINESS

References to the “Company” in this Form 10-Q refer to Veritec, Inc. (“Veritec”) and its wholly owned subsidiaries Vcode Holdings, Inc. (Vcode®), and Veritec Financial Systems, Inc. (VTFS).

The Company as primarily engaged in the development, marketing, sales and licensing of products and rendering of professional services related to the mobile banking technology. On September 30, 2015, the Company sold its barcode technology assets to a related party (See Note 7). Subsequent to September 30, 2015, the Company is currently focusing exclusively on its mobile banking technology business.

Mobile Banking Solutions

In January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. Starting in May 2009, Veritec has been registered by various banking institutions to market and processes the Company’s Visa branded card programs. In February, 2014 the Company began its current relationship with Woodland National Bank.

On December 31, 2014, Veritec acquired certain assets and liabilities of the Tangible Payments LLC related to the Company’s mobile banking technology solutions (See Note 6).

Barcode Technology (Sold September 30, 2015)

The Company’s Barcode Technology was originally invented by the founders of Veritec and included products that contained our VeriCode ® Barcode Technology for identification and tracking of manufactured parts, components and products mostly in the liquid crystal display markets. On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 7). The sale allows the Company to focus its efforts solely on its Mobile Banking Solutions.

Effective October 1, 2015, the Company entered into a management services agreement with The Matthews Group for which the Company will manage all facets of its previous barcode technology operations, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2016 (see Note 10). The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

Joint Venture Agreement

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), which is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member in the JV and VAC will be a 70% member in the JV. Pursuant to the agreement, the Company will grant a license of certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition VAC has agreed to raise all funds to capitalize the JV. As of March 31, 2016, the JV has not received funding from VAC and no operating activity has occurred.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. The Condensed Consolidated Balance Sheet as of March 31, 2016 was derived from the unaudited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended June 30, 2015.

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

NOTE 3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2016, the Company incurred a net loss of $1,293,937 and used cash to fund operating activities of $585,630, and at March 31, 2016, the Company had a stockholders’ deficiency of $3,286,878. In addition, as of March 31, 2016, the Company is delinquent in payment of $1,785,321 of its notes payable and is also delinquent in payment of $322,477 in payroll taxes and accrued interest and penalties.

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

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of long lived assets, accruals for potential liabilities and assumptions made in valuing stock-based compensation.

Revenue Recognition

The Company’s revenue is classified into barcode technology revenue, mobile banking technology revenue, and other revenue-related party.

Barcode technology revenues from licenses and identification cards are recognized when the product is shipped, the Company no longer has any service or other continuing obligations, and collection is reasonably assured. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

For mobile banking technology revenue, the Company, as a processor and a distributor, recognizes revenue from transaction fees charged cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

The Company has a management services agreement with a related party to manage its previous barcode technology assets and recognizes revenue when the management fee is collected.

Fair Value Measurements

Fair value measurements are determined using authoritative guidance issued by the FASB, with the exception of the application of the guidance to non-recurring, non-financial assets and liabilities as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if available without undue cost and effort.

The Company’s financial instruments include cash, accounts receivable, and accounts payable. Management has estimated that the carrying amounts approximate their fair value due to their short-term nature.

Net Loss per Common Share

Basic earnings (loss) per share are computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation if their effect is antidilutive.

For the three months and nine months ended March 31, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of March 31, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2016	2015
Series H preferred stock	10,000	10,000
Convertible notes payable	9,884,519	16,077,124
Options	2,510,000	2,530,500
Total	12,404,519	18,617,624

Concentrations

Revenues

During the three months ended March 31, 2016 and 2015, the Company had three customers that accounted for approximately 24%, 19%, and 16% of sales in 2016 and two customers that accounted for approximately 24% and 11% of sales in 2015, respectively. No other customers accounted for more than 10% of sales in either period.

During the nine months ended March 31, 2016 and 2015, the Company had no customers that accounted for more than 10% of sales in 2016 and two customers that accounted for approximately 16% and 13% of sales in 2015, respectively. No other customers accounted for more than 10% of sales in either period.

Foreign Revenues

For the three months ended March 31, 2016 and 2015, foreign revenues accounted for 0% and 49% (27% Taiwan, 12% Korea, 7% China and 3% other) of the Company’s total revenues, respectively.

For the nine months ended March 31, 2016 and 2015, foreign revenues accounted for 36% (11% Taiwan, 10% China, and 15% other) and 42% (19% Taiwan, 10% Korea, 8% China, and 5% other) of the Company’s total revenues, respectively.

Accounts Receivable

As of March 31, 2016, the Company had approximately $5,700 (37%), $3,000 (19%), $2,000 (13%) and $2,000 (13%) respectively, of accounts receivable due from its major customers. As of June 30, 2015, the Company had approximately $6,025 (16%), $5,650 (15%), and $4,575 (12%) of accounts receivable due from its major customers.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months, including leases currently accounted for as operating leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 5. RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements (the “Agreements”) with certain banks whereas the Company markets and sells store value prepaid card programs (the “Programs”). The Programs are marketed and managed daily at the direction of the bank, for which the Company receives a transaction fee. In connection with the Agreements the Company is required to establish a Reserve Account controlled by the bank. At March 31, 2016 and June 30, 2015, the restricted cash totaled $36,398 and $63,029, respectively. Since this amount is restricted for the purposes related to the Programs, it is classified as restricted cash on the consolidated balance sheets.

NOTE 6. ACQUISITION

On December 31, 2014, the Company and Tangible Payments LLC, a Maryland Limited Liability Company, entered into an Asset Purchase Agreement pursuant to which the Company acquired certain assets and liabilities of Tangible Payments LLC. Tangible Payments LLC provides a software package that provides integrated services for mobile banking applications.

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

The Company assigned $192,500 of the purchase price to contract commitments which is being amortized over a three year period. During the three and nine months ended March 31, 2016 and 2015, the Company recorded $16,042, $48,125, $16,042, and $32,083 of amortization expense, respectively.

The following table presents our unaudited pro forma combined historical results of operations for the three and nine months ended March 31, 2015 as if we had consummated the acquisition as of July 1, 2014.

	Three months ended March 31, 2015	Nine months ended March 31, 2015
	(Unaudited)	(Unaudited)
Revenues	172,185	787,064
Net loss	(231,841)	(596,285)

 NOTE 7. NOTES PAYABLE

Notes payable includes accrued interest and consists of the following as of March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Convertible notes payable, including $1,113,226 and $2,326,609 due to related parties at March 31, 2016 and June 30, 2015, respectively. At March 31, 2016, $694,268 of the convertible notes, including $467,695 due to related parties, are in default. The notes are unsecured, interest at 5% to 10%, and due on various dates through March 2016 or on demand. The principal and accrued interest are convertible at a conversion prices ranging from $0.08 per share to $0.40 per share. On September 30, 2015, a portion of the outstanding balances were converted into shares of common stock (see (1) below), settled from sale of assets (see (2) below), or replaced (see (3) below).	$1,339,778	$2,512,267

Notes payable, including $129,881 and $714,488 due to related parties at March 31, 2016 and June 30, 2015, respectively. At March 31, 2016, $318,077 of the notes payable, including $3,000 due to related parties, are in default. The notes are both secured by the Company’s intellectual property, and unsecured, interest at 0% to 10%. On September 30, 2015, a portion of the outstanding balance were converted into shares of common stock (see (1) below).	445,543	1,049,740
Total	$1,785,321	$3,562,707

During the three and nine months ended March 31, 2016 and 2015, the Company recorded interest expense on its convertible notes payable and notes payable of $29,663, $104,802, $44,816 and $136,129, respectively.

(1) On September 30, 2015, the Company agreed to convert $1,775,433 of various convertible notes payable to The Matthews Group into 22,122,919 shares of common stock, or $0.08 per share. The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company (see Note 10). The transaction included $670,038 of notes that were converted at less than their stated conversion prices which ranged from $0.10 per share to $0.33 per share. The Company determined this was an induced conversion and calculated an inducement expense of $452,770, which represents the fair value of the additional number of common shares issued as a result of the lower conversion price. The Company recorded the $452,770 in interest expense and additional paid in capital. No similar expense occurred during the same period of the prior year.

(2) On September 30 2015, the Company sold its Barcode Technology assets to The Matthews Group for $670,000 in settlement of various convertible notes payables due to The Matthews Group. The cost basis of the Barcode Technology assets were zero, resulting in a gain of $670,000. As the transaction was between the Company and The Matthews Group, a related party, the Company accounted for the gain as a capital contribution.

(3) On September 28, 2015, the Company agreed to replace a convertible note payable for $200,000 due to The Matthews Group that was in default (the original note) with another convertible note payable for $200,000 due to the Matthews Group (the replacement note). The original note was for $200,000, secured, 8% interest rate, and convertible into common stock at a rate of $0.25 per share. The replacement note is for $200,000, unsecured, 10% interest rate, and convertible into common stock at a rate of $0.08 per share. The Company determined that the change in the fair value of the conversion option was more than 10% of the carrying value of the original note and recorded a loss on extinguishment of $136,000. The $136,000 is included in interest expense and finance costs and additional paid in capital. No similar expense occurred during the same period of the prior year.

During the nine months ended March 31, 2016, the Company issued $441,389 of convertible notes payable-related party. In addition, the Company received loans of $124,357 from The Matthews Group related to the sale of the Company’s Barcode Technology to The Matthews Group (see Note 1). The convertible notes payable-related party can be converted at a price of $0.08 per share. The market price on the date some of the convertible notes payable-related party were issued was in excess of the conversion price, and as a result the Company recognized an expense of $77,188 which is included in interest expense.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	March 31, 2016	June 30, 2015
Notes payable	$542,214	$521,610
Notes payable, related party	1,243,107	3,041,097
Total	$1,785,321	$3,562,707

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Common Stock to be issued

On July 15, 2014, the Company entered into a consulting agreement with a consultant, which included, among other things, monthly compensation of 5,000 shares of common stock. The consulting agreement was terminated on October 31, 2015. As of June 30, 2015, 50,000 shares of common stock with a value of $7,400 have not been issued and are included in common shares to be issued in the accompanying consolidated balance sheet. During the nine months ended March 31, 2016, the Company recorded an obligation to issue an additional 20,000 shares of common stock with an aggregate fair value of $2,100. As of March 31, 2016, the 70,000 shares of common stock with a value of $9,500 have not been issued and are included in common shares to be issued in the accompanying consolidated balance sheet.

NOTE 9 – STOCK OPTIONS

Stock Options

A summary of stock options for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2015	2,520,000	$0.42
Granted	—	$0.00
Forfeited	(10,000)	$0.42
Outstanding at March 31, 2016	2,510,000	$0.42
Exercisable at March 31, 2016	2,510,000	$0.42

At March 31, 2016, the Company had 2,510,000 of options outstanding and exercisable. There were no options granted during the nine months ended March 31, 2016 and the Company recognized no stock-based compensation expense related to stock options during the three and nine months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was no remaining unrecognized compensation costs related to stock options, and there was no intrinsic value of these options.

Additional information regarding options outstanding as of March 31, 2016 is as follows:

Options Outstanding at March 31, 2016				Options Exercisable at March 31, 2016
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.13 - $1.45	2,510,000	4.00	$0.42	2,510,000	$0.42
	2,510,000			2,510,000

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2016 is 4.00 years.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company has relied on The Matthews Group, LLC, owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company, for funding (see Note 8).

During the year ended June 30, 2015, the Company received various unsecured, non-interest bearing, due on demand advances from its CEO Ms. Van Tran, a related party. During the nine months March 31, 2016, the Company received no additional advances from Ms. Tran. The balances due Ms. Tran as of March 31, 2016 and June 30, 2015 were $96,110 and $96,110, respectively. These advances have been classified as accounts payable, related party on the accompanying consolidated balance sheets.

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage all facets of its previous barcode technology operations, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2016. Per the terms of the management services agreement, the Company earns a fee of 20% of all revenues, or $16,098 and $38,066, from the barcode technology operations during the three months and nine months ended March 31, 2016, respectively. Additionally all cash flow (all revenues collected less direct costs paid) will be retained by the Company and classified as a unsecured note payable-related party, due on demand, bearing interest at 10% per annum. At March 31, 2016, the total of note payable-related party related to this agreement was $124,357 (see Note 7). The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

The Company also leases its office facilities from Ms. Tran. For the three and nine months ended March 31, 2016 and 2015, rental payments to Ms. Van Tran totaled $12,750, $38,250, $12,750 and $38,250, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2016 compared to March 31, 2015

We had a net loss of $216,178 and $278,075 for the three months ended March 31, 2016 and 2015, respectively.

Revenues

Details of revenues are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Mobile Banking Technology	$59,803	$62,521	$(2,718)	(4.3)
Barcode Technology	—	109,664	(109,664)	(100.0)
Other Revenue, related party	16,098	—	16,098	100.00
Total Revenues	$75,901	$172,185	$(96,284)	(55.9)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended March 31, 2016 and 2015 were $59,803 and $62,521, respectively.

Barcode Technology

On September 30, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology.

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2016. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $16,098, from the barcode technology business during the three months ended March 31, 2016.

Cost of Sales

Cost of sales for the three months ended March 31, 2016 and 2015, totaled $52,722 and $85,079, respectively. The decrease in expense of $32,357 was the result of decreased labor costs associated with projects being implemented during the period as compared to the same period of the prior year. For the three months ended March 31, 2016 and 2015, cost of sales as a percentage of revenue were 69.5% and 49.4%, respectively.

Operating Expenses

General and administrative expense for the three months ended March 31, 2016 and 2015 was $170,451 and $201,175, respectively. The decrease of $30,724 in expenses was realized from expense reductions relating to the sale of its barcode technology business and reduced outside contractors and professional fees.

Sales and marketing expense for the three months ended March 31, 2016 and 2015 was $0 and $16,660, respectively. The decrease of $16,660 was the result of changes in the timing of expenses associated with sales and marketing efforts as compared to the same period of the prior year.

Research and development expense for the three months ended March 31, 2016 and 2015 was $17,248 and $25,007, respectively. The decrease of $7,759 in expense was realized from expense reductions relating to the sale of its barcode technology business and completion of certain research and development projects as compared to the same period of the prior year.

Other Expenses, net

Other expense for the three months ended March 31, 2016 and 2015, which includes primarily interest expense and financing costs, was $51,658 and $122,339, respectively. The decrease of $70,681 was primarily a result of the reduction in debt balances and $21,000 of non-cash financing costs (see Note 7 to Condensed Consolidated Financial Statements) during the three months ended March 31, 2016 as compared to $76,500 of financing costs during the same period of the prior year.

Results of Operations – Nine Months Ended March 31, 2016 compared to March 31, 2015

We had a net loss of $1,293,937 and $556,902 for the nine months ended March 31, 2016 and 2015, respectively.

Revenues

Details of revenues are as follows:

	Nine Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Mobile Banking Technology	$198,524	$351,868	$(153,344)	(43.6)
Barcode Technology	133,714	373,071	(239,357)	(64.2)
Other Revenue, related party	38,066	—	38,066	100.00
Total Revenues	$370,304	$724,939	$(354,635)	(48.9)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the nine months ended March 31, 2016 and 2015 were $198,524 and $351,868, respectively. The decrease in Mobile Banking Technology revenues of $153,344 was due to a decrease in the number of projects delivered during the period as compared to the same period of the prior year.

Barcode Technology

On September 30, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology.

The Barcode Technology revenue before the sale to The Matthews Group increased approximately $48,000 to $133,714 during the three-months ended September 30, 2015 compared to the three-months ended September 30, 2014 mainly attributable to the increase demand for LCD screens.

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage all facets of its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2016. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $38,066, from the barcode technology business during the nine months ended March 31, 2016.

Cost of Sales

Cost of sales for the nine months ended March 31, 2016 and 2015, totaled $250,310 and $253,739, respectively. The small decrease in expense was the result of decreased labor costs associated with projects being implemented during the period as compared to the same period of the prior year. For the nine months ended March 31, 2016 and 2015, cost of sales as a percentage of revenue were 67.6% and 35.0%, respectively.

Operating Expenses

General and administrative expense for the nine months ended March 31, 2016 and 2015 was $567,468 and $571,135, respectively.

Sales and marketing expense for the nine months ended March 31, 2016 and 2015 was $16,641 and $61,856, respectively. The decrease of $45,215 was the result of changes in the timing of expenses associated with sales and marketing efforts as compared to the same period of the prior year.

Research and development expense for the nine months ended March 31, 2016 and 2015 was $59,064 and $82,365, respectively. The decrease of $23,301 in expense was realized from expense reductions relating to the sale of its barcode technology business and completion of certain research and development projects as compared to the same period of the prior year.

Other Expenses, net

Other expense for the nine months ended March 31, 2016 and 2015, which includes primarily interest expense and financing costs, was $770,758 and $312,746, respectively. The increase of $458,012 was primarily a result of $665,958 of non-cash financing costs (see Note 7 to Condensed Consolidated Financial Statements) during the nine months ended March 31, 2016 as compared to $175,375 of financing costs during the same period of the prior year.

Liquidity

Our cash balance at March 31, 2016 decreased to $30,378 as compared to $52,762 at June 30, 2015. The decrease was the result of $585,630 in cash used in operating activities offset by $563,246 in cash provided by financing activities. Net cash used in operations during the nine months ended March 31, 2016 was $585,630 compared with $51,662 of cash used in operations during the same period of the prior year. Cash used in operations during the nine months ended March 31, 2016 was primarily due to our net loss in the period of $1,293,937 offset by non-cash expenses of $835,754. Net cash provided by financing activities of $563,246 during the nine months ended March 31, 2016 was primarily due to proceeds received from notes payable of $565,746 offset by payments of $2,500 on notes payable. During the same period of the prior year, net cash used in financing activities of $81,000 was from proceeds received from notes payable of $224,500 offset by payments of $143,500 on notes payable.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2016, the Company incurred a net loss of $1,293,937 and used cash to fund operating activities of $585,630, and at March 31, 2016, the Company had a stockholders’ deficiency of $3,286,878. In addition, as of March 31, 2016, the Company is delinquent in payment of $1,785,321 of its notes payable and is also delinquent in payment of $322,477 in payroll taxes and accrued interest and penalties.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on our June 30, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $1,785,321 representing principal and accrued interest as of March 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company is delinquent in payment of $322,477 for payroll taxes and accrued interest and penalties as of March 31, 2016.

On January 20, 2016, Joseph Valandra resigned as a member of the Company’s Board of Directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 and June 30, 2015; (ii) Consolidated Statement of Operations for the three and nine months ended March 31, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Deficit as at March 31, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015; (v) Notes to the Consolidated Financial Statements.

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

VERITEC, INC.

By:	/s/ Van Tran	May 16, 2016
Van Tran
Chief Executive Officer
(Principal Executive Officer)

