Form 10-K
period 2016-06-30
VERITEC INC
filed 2016-09-26
CIK 773318

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Yes ☐  No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, computed by reference to the average bid price of the common stock on December 31, 2015, was $573,194.

Number of shares outstanding as of June 30, 2016 was: 39,538,007.

i

VERITEC, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

ii

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

ITEM 1. BUSINESS

Summary

The Company is currently solely engaged in the development, marketing, sales and licensing of products and rendering of professional services related to its mobile banking prepaid debit card solutions. The Company was also previously engaged in its proprietary two-dimensional matrix symbology technology (also commonly referred to as “two-dimensional barcodes” or “2D barcodes”) which it sold on September 30, 2015.

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

The program was implemented at First California Bank (FCB) in June, 2011. The blinx On-Off brand was introduced as part of the implementation, at FCB. Going forward, accounts would be issued as blinx ON-OFF™ branded cards under First California Bank. In 2013 First California Bank was acquired by Pacific Western Bank (PWB) in its entirety. PWB decided to exit the Prepaid Card sponsorship business and notified all of its Prepaid Card Program Managers, including Veritec that their bank sponsorship agreements were terminated and the programs would be closed by the end of 2013. PWB provided Veritec several references to banks that were interested in sponsoring Prepaid Card programs such as Veritec’s blinx ON-OFF™ program including Central Bank of Kansas City (CBKC). Veritec entered into discussions with CBKC about sponsoring the Veritec program and a sponsorship agreement was reached between Veritec and CBKC in October 2013. The Visa and First Data Payment Networks approved the bank sponsorship change in November, 2013. Unexpected regulatory delays to the transfer process caused PWB to extend the program closure date to February 28, 2014. The transfer and transition of the blinx ON-OFF™ Prepaid Card program from PWB to CBKC was completed on February 5, 2014. The Veritec blinx ON-OFF™ Prepaid Card Program became live at CBKC on that date. Late in the fiscal year ended June 30, 2016, the relationship between CBKC and the Company ended. The Company is currently seeking a bank to sponsor its Prepaid Card programs (see Note 12 to the attached Consolidated Financial Statements).

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

On September 30, 2014, Veritec ("Buyer"), and Tangible Payments LLC ("Seller"), a Maryland Limited Liability Company, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which Veritec acquired certain assets and liabilities of the Tangible Payments LLC. Tangible Payments is a combined-solution software package that incorporates features the market is currently purchasing as an individual-solutions product that requires integrated services at an additional cost. With a one-stop package, Tangible’s Payments with its payment gateway solution eliminates costs and reduces deployment time.

On September 30, 2015, the Company sold all of its assets of its Barcode Technology to The Matthews Group, a related party, which was comprised solely of its intellectual property. The sale allows the Company to focus its efforts solely on its Mobile Banking Technology.

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), which is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member in the JV and VAC will be a 70% member in the JV. Pursuant to the agreement, the Company will grant a license of certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition VAC has agreed to raise all funds to capitalize the JV. As of June 30, 2016, the JV has not received funding and the JV anticipates receipt of funding in fiscal year 2017.

Our Products and Solutions

I.	Mobile Banking Technology

The Company believes that its Mobile Banking Technology platform and its blinx On-Off™ debit card and blinxPay™ mobile wallet programs are a significant advance in mobile banking and close loop/open loop debit technology and is capable of bringing significant value to card issuing and sponsoring organizations, whether they be commercial or government.

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

(d) blinxPay™ Mobile Wallet App

The Company released its blinxPay™ mobile wallet application during fiscal year 2016. blinxPay™ is a secure payment processing system and mobile app that enables customers to make purchases at participating merchants using funds loaded into their blinxPay™ virtual account. The blinxPay™ mobile app is available for download for free at both Google Pay and Apple iTunes stores.

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

II.	Barcode Technology (Sold September 30, 2015)

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

On September 30, 2015, the Company sold all of its existing intellectual property relating to its Barcode Technology to The Matthews Group, a related party (see Note 6 to the attached Consolidated Financial Statements).

Major Customers

The Company’s has two customers in fiscal 2016 that represented an aggregate of 47% (36.9% and 10.2%) of our revenue, and two customers in 2015 that represented 23% (12% and 11%) of our revenue. During the year ended 2016 and 2015, 19% and 41% respectively, of our revenue was from customers outside the United States.

Engineering, Research and Development

As of June 30, 2016, the Company employed two engineers and engaged five engineering independent contractors. During the fiscal year that ended June 30, 2016, we concentrated on several projects which included the development of our Mobile debit and member rewards banking platform, and the continued development and support of the liquid crystal display (LCD) business the VeriSuite™ Bio-ID software platform, the PhoneCodes™ software platform. All of these projects are currently in various stages of development or have been completed.

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

Employees

As of June 30, 2016, the Company employed three employees and nine independent contractor consultants.

Financial Information about Geographic Areas

For the year ended, June 30, 2016, United States customers accounted for 81% (59% in fiscal 2015) of the Company’s total revenue. The remaining revenue of 19% (41% in fiscal 2015) was from foreign customers. Our foreign revenues have been concentrated primarily in Japan, Korea, and Taiwan.

ITEM 2. PROPERTIES

We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the Chairman of the Board and the Chief Executive Officer of the Company. Our lease requires monthly payments of $4,200 which ran through June 30, 2015, and was automatically extended until June 30, 2017.

ITEM 3. LEGAL PROCEEDINGS

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against our Company, our common stock, our subsidiary or of our Company or our subsidiary’s officers or directors in their capacities as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCPink marketplace under the symbol VRTC. Prior to that, our common stock was quoted on the OTC Bulletin Board. Prior to September 4, 2009, our common stock was traded in the over the counter markets and quoted on the OTC Pink Sheets. The following table sets forth the range of high and low bid quotes of our common stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

Market Price Range of Common Stock	Fiscal 2016		Fiscal 2015
Quarter Ended	High	Low	High	Low
September 30	$.15	$.05	$.15	$.05
December 31	$.15	$.06	$.15	$.06
March 31	$.12	$.03	$.11	$.28
June 30	$.15	$.03	$.15	$.18

Shareholders

As of June 30, 2016, there were approximately 793 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements; we do not anticipate paying any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

During fiscal year 2016 and 2015, we did not issue any other equity securities that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding awards granted pursuant to our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	2,510,000	$0.08	—
Total	2,510,000	$0.08	—

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted no options or stock bonuses to employees and consultants under this arrangement in 2016 and 2015, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The Company, as a smaller reporting company, is not required to provide disclosure under this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – June 30, 2016 compared to June 30, 2015

We had a net loss of $1,298,088 in the year ended June 30, 2016 compared to net loss of $907,474 in the year ended June 30, 2015.

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2016	2015	$	%

Mobile Banking Technology	$478,239	$437,847	$40,392	9.2
Barcode Technology (Sold September 30, 2015)	133,714	507,960	(374,246)	(73.7)
Other revenue, related party	69,135	—	69,135	100.0
Total Revenues	$681,088	$945,807	$(264,719)	(28.0)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the year ended June 30, 2016 and 2015 were $478,239 and $437,847, respectively.

Barcode Technology (Sold September 30, 2015)

On September 30, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology. Barcode Technology revenue for the year ended June 30, 2016 represents the revenue earned from July 1, 2015 to September 30, 2015, the date it was sold.

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2017. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $69,135, from the barcode technology business during the year ended June 30, 2016. No similar activity occurred during the same period of the prior year.

Cost of Sales

Cost of sales for the year ended June 30, 2016 and 2015, totaled $322,981 and $329,703, respectively. The slight decrease in expense was the result of decreased labor costs associated with projects implemented during the period as compared to the same period of the prior year. As a percentage of revenue, for the year ended June 30, 2016, cost of sales was 47.4% compared to 34.9% for the year ended June 30, 2015.

Operating Expenses

General and administrative expenses for the year ended June 30, 2016 were $707,856, compared to $841,816 for year ended June 30, 2015, a decrease of $133,960. The decrease was primarily from decreased salaries, benefits and professional fees.

Sales and marketing expense for the year ended June 30, 2016 was $19,631 compared to $83,863 for the year ended June 30, 2015, a decrease of $64,232. The decrease of $64,232 in expense was realized from expense reductions relating to the sale of its barcode technology business as compared to the same period of the prior year.

Research and development expense for the year ended June 30, 2016 totaled $68,794 compared to $98,412 for the year ended June 30, 2015, a decrease of $29,618. The decrease of $29,618 in expense was realized from expense reductions relating to the completion of certain research and development projects as compared to the same period of the prior year.

Other Expenses, net

Other expense for the year ended June 30, 2016 and 2015, which includes primarily interest expense and financing costs, was $859,914 and $499,487, respectively. The increase of $360,427 was primarily a result of increased non-cash financing costs (see Note 7 to Consolidated Financial Statements) during the year ended June 30, 2016 as compared to the same period of the prior year.

Capital Expenditures and Commitments

No capital purchases were made during fiscal 2016 and 2015.

Liquidity

Our cash balance at June 30, 2016 increased to $60,953 as compared to $52,762 at June 30, 2015. The increase was the result of $812,094 in cash used in operating activities offset by $820,285 in cash provided by financing activities. Net cash used in operations during the year ended June 30, 2016 was $812,094 compared with $192,903 of net cash used in operations during the same period of the prior year. Cash used in operations during the year ended June 30, 2016 was primarily due to our net loss in the period of $1,298,088 offset by non-cash expenses of $941,055. Net cash provided by financing activities of $820,285 during the year ended June 30, 2016 was primarily due to proceeds received from notes payable of $822,785 offset by payments of $2,500 on notes payable. During the same period of the prior year, net cash provided by financing activities of $221,000 was from proceeds received from notes payable of $365,000 offset by payments of $144,000 on notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2016, the Company incurred a net loss of $1,298,088 and used cash to fund operating activities of $812,094, and at June 30, 2016, the Company had a stockholders’ deficiency of $3,233,172. In addition, as of June 30, 2016, the Company is delinquent in payment of $2,032,595 of its notes payable and is also delinquent in payment of $238,718 in payroll taxes and accrued interest and penalties. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2017 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2017 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Lawrence J. Johanns, a significant Company stockholder.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, which expired on June 30, 2015, and was automatically extended until June 30, 2017. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the remaining one-year lease commitment is $50,400.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  The Company accounts for stock option and stock warrant grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and stock warrant grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s common stock option and warrant grants are estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Revenue Recognition

The Company accounts for revenue recognition in accordance with guidance of the Financial Accounting Standards Board. Revenues for the Company are classified into barcode technology revenue and mobile banking technology revenue.

Revenues from licenses and identification cards are recognized when the product is shipped, the Company no longer has any service or other continuing obligations, and collection is reasonably assured. The process typically begins with a customer purchase order detailing its specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and hardware, once the software is imported into the hardware and the process is complete, the product is shipped and revenue is recognized at time of shipment. Once the software and/or other products are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

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

ITEM 8. FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JUNE 30, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Veritec, Inc. and Subsidiaries

Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

September 26, 2016

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND 2015

	As of June 30,
	2016	2015
ASSETS
Current Assets:
Cash	$60,953	$52,762
Accounts receivable	9,309	38,749
Inventories	—	14,461
Prepaid expenses	1,897	18,234
Total Current Assets	72,159	124,206
Restricted cash	—	63,029
Property and equipment, net	171	583
Intangibles, net	80,208	144,375
Total Assets	$152,538	$332,193

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable	$548,384	$521,610
Notes payable, related party	1,484,211	3,041,097
Accounts payable	624,153	630,490
Accounts payable, related party	96,110	96,110
Customer deposits	25,000	25,482
Deferred revenues	138,760	492,603
Payroll tax liabilities	238,718	453,277
Accrued expenses	75,374	22,957
Total Current Liabilities	3,230,710	5,283,626
Contingent earnout liability	155,000	155,000
Total Liabilities	3,385,710	5,438,626

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 39,538,007 and 16,530,088 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	395,380	165,301
Common stock to be issued, 145,000 shares and 940,000 shares, as of June 30, 2016 and June 30, 2015, respectively	12,500	51,800
Additional paid-in capital	17,939,576	14,959,006
Accumulated deficit	(21,581,628)	(20,283,540)
Total Stockholders' Deficiency	(3,233,172)	(5,106,433)
Total Liabilities and Stockholders’ Deficiency	$152,538	$332,193

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 2016 AND 2015

	Fiscal Year Ended June 30,
	2016	2015
Revenue:
Mobile banking technology revenue	$478,239	$437,847
Barcode technology revenue	133,714	507,960
Other revenue, related party	69,135	—
Total revenue	681,088	945,807

Cost of sales	322,981	329,703

Gross Profit	358,107	616,104

Operating Expenses:
General and administrative	707,856	841,816
Sales and marketing	19,631	83,863
Research and development	68,794	98,412
Total operating expenses	796,281	1,024,091

Loss from operations	(438,174)	(407,987)

Other Expense:
Interest expense and financing costs, including $832,914 and $152,501, respectively, to related parties	(859,914)	(499,487)

Net Loss	$(1,298,088)	$(907,474)
Net Loss Per Common Share - Basic and diluted	$(0.04)	$(0.06)
Weighted Average Number of Shares Outstanding - Basic and diluted	33,738,751	16,351,956

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE FISCAL YEARS ENDED JUNE 30, 2016 AND 2015

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, July 1, 2014	1,000	$1,000	15,920,088	$159,201	$39,596	$14,594,181	$(19,376,066)	$(4,582,088)
Shares issued for acquisition	—	—	250,000	2,500	—	35,000	—	37,500
Shares issued for services	—	—	135,000	1,350	9,300	8,950	—	19,600
Shares issued for common stock issuable	—	—	225,000	2,250	(25,250)	23,000	—	—
Stock based compensation	—	—	—	—	28,154	—	—	28,154
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	297,875	—	297,875
Net Loss	—	—	—	—	—	—	(907,474)	(907,474)

BALANCE, June 30, 2015	1,000	1,000	16,530,088	165,301	51,800	14,959,006	(20,283,540)	(5,106,433)
Shares issued on conversion of notes payable	—	—	22,192,919	221,929	—	1,553,505	—	1,775,434
Shares issued for common stock to be issued	—	—	815,000	8,150	(41,400)	33,250	—	—
Shares to be issued for services	—	—	—	—	2,100	—	—	2,100
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	135,045	—	135,045
Fair value of shares issued as inducement for conversion of notes payable	—	—	—	—	—	452,770	—	452,770
Modification cost of conversion feature of note payable	—	—	—	—	—	136,000	—	136,000
Gain on sale of assets to related party treated as a capital contribution	—	—	—	—	—	670,000	—	670,000
Net Loss	—	—	—	—	—	—	(1,298,088)	(1,298,088)

BALANCE, June 30, 2016	1,000	$1,000	39,538,007	$395,380	$12,500	$17,939,576	$(21,581,628)	$(3,233,172)

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 2016 AND 2015

	Fiscal Years Ended Juned 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,298,088)	$(907,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412	411
Amortization	64,167	48,125
Allowance for inventory obsolescence	14,461	—
Shares to be issued for services	2,100	19,600
Stock based compensation expense	—	28,154
Beneficial conversion feature on convertible notes payable	135,045	297,875
Fair value of shares issued as inducement for conversion of notes payable	452,770	—
Modification cost of conversion feature of note payable	136,000	—
Interest accrued on notes payable	136,100	199,489
Changes in operating assets and liabilities:
Accounts receivable	(11,623)	31,751
Restricted cash	63,029	(11,072)
Inventories	—	(6,632)
Prepaid expenses	16,337	(1,091)
Deferred revenues	(353,843)	233,839
Payroll tax liabilities	(214,559)	(85,941)
Customer deposit	(482)	(65,778)
Accounts payables and accrued expenses	46,080	25,842
Net cash used in operating activities	(812,094)	(192,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	822,785	365,000
Payment on notes payable, related party	(2,500)	(144,000)
Net cash provided by financing activities	820,285	221,000

NET INCREASE IN CASH	8,191	28,097

CASH AT BEGINNING OF YEAR	52,762	24,665

CASH AT END OF YEAR	$60,953	$52,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party capital contribution on sale of assets offset to related party notes payable balance	$670,000	$—
Related party accounts receivable offset to related party notes payable	$41,063	$—
Conversion of notes payable into common stock	$1,775,434	$—
Common stock issued for acquisition	$—	$37,500
Contingent earnout liability from acquisition	$—	$155,000

The accompanying notes are an integral part of these consolidated financial statements

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2016 AND 2015

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Veritec, Inc. (Veritec) was formed in the State of Nevada on September 8, 1982. Veritec’s wholly owned subsidiaries include, Vcode Holdings, Inc. (Vcode®), and Veritec Financial Systems, Inc. (VTFS) (collectively the “Company”).

Nature of Business

The Company is primarily engaged in the development, marketing, sales and licensing of products and rendering of professional services related to its mobile banking solutions. Prior to its sale on September 30, 2015, the Company was also focused on its proprietary two-dimensional matrix symbology (also commonly referred to as “two-dimensional barcodes” or “2D barcodes”).

Mobile Banking Solutions

In January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In 2009 through 2016, the Company has had agreements with various banks, including Security First Bank (terminated in October 2010), Palm Desert National Bank (which was later assigned to First California Bank and subsequently Pacific Western Bank that terminated in June 2013), and Central Bank of Kansas City. Late in the fiscal year ended June 30, 2016, the relationship between CBKC and the Company ended and the Company is currently seeking a bank to sponsor its Prepaid Card programs (see Note 12). As a Cardholder Independent Sales Organization, Veritec is able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa branded card programs on behalf of its sponsoring bank.

On September 30, 2014, Veritec and Tangible Payments LLC entered into an Asset Purchase Agreement pursuant to which Veritec acquired certain assets and liabilities of the Tangible Payments LLC (See Note 5).

The Company has a portfolio of five United States and eight foreign patents. In addition, we have seven U.S. and twenty-eight foreign pending patent applications.

Barcode Technology (Sold September 30, 2015)

The Company’s Barcode Technology was originally invented by the founders of Veritec and as a product identification system for identification and tracking of manufactured parts, components and products mostly in the liquid crystal display (LCD) markets and is ideal for secure identification documents, financial cards, medical records and other high security applications. Veritec developed software to send, store, display, and read Barcode Technology on a mobile phone. On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property. The sale allows the Company to focus its efforts solely on its growing Mobile Banking Technology (See Note 6).

Joint Venture Agreement

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), which is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member in the JV and VAC will be a 70% member in the JV. Pursuant to the agreement, the Company will grant a license of certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition VAC has agreed to raise all funds to capitalize the JV. As of June 30, 2016, the JV has not received funding and anticipates receipt of funding in fiscal year 2017.

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

Inventories

Inventories, consisting of purchased components for resale, are stated at the lower of cost or market, applying the first-in, first-out (FIFO) method. Inventory is net of reserves of $38,361 and $23,900 at June 30, 2016 and 2015, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Based upon management’s assessment, there were no indicators of impairment at June 30, 2016 or 2015.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company did not have cash balances in excess of the guarantee during the year ended June 30, 2016.

Major Customers:

The Company has two customers in fiscal 2016 that represented an aggregate of 47% (37% and 10%) of our revenue, and two customers in 2015 that represented 23% (12% and 11%) of our revenue.

As of June 30, 2016, the Company had approximately $3,520 (38%), $1,500 (16%), $1,200 (13%), $1,000 (11%) and $1,000 (11%) of accounts receivable due from certain customers. As of June 30, 2015, the Company had approximately $6,025 (16%), $5,650 (15%), and $4,575 (12%) of accounts receivable due from certain customers.

Foreign Revenues

Foreign revenues accounted for 19% of the Company’s total revenues in fiscal 2016 and 41% in fiscal 2015. (6% Korea, 8% Taiwan, and 5% others in fiscal 2016 and 10% Korea, 21% Taiwan, and 10% others in fiscal 2015).

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

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2016 or 2015.

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

Revenue Recognition

Revenues from licenses and identification cards are recognized when the product is shipped, the Company no longer has any service or other continuing obligations, and collection is reasonably assured. The process typically begins with a customer purchase order detailing its specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and hardware, once the software is imported into the hardware and the process is complete, the product is shipped, and revenue is recognized at time of shipment. Once the software and/or other products are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

The Company, as a processor and a distributor, recognizes revenue from transaction fees charged cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

Shipping and Handling Fees and Costs

For the years ended June 30, 2016 and 2015, shipping and handling fees billed to customers of $216 and $997, respectively were included in revenues and shipping and handling costs of $3,089 and $997, respectively were included in cost of sales.

Research and Development

Research and development costs were expensed as incurred.

Advertising

Advertising costs are expensed as incurred and are included in sales and marketing expense in the amount of $1,100 and $2,100 for the years ended June 30, 2016 and 2015, respectively.

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

For the years ended June 30, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of June 30, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2016	2015
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	11,815,803	19,563,168
Options	2,510,000	2,520,000
Total	14,335,803	22,093,168

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  The Company accounts for stock option and stock warrant grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and stock warrant grants to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s common stock option and warrant grants are estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

At June 30, 2016, the intangibles assets of $80,208 relates to our acquisition of Tangible Payments LLC during fiscal year 2015 (see Note 5). Management believes there were no indications of impairment based on management’s assessment of these assets at June 30, 2016. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record an impairment to our intangible assets.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a loss of $1,298,088 during the year ended June 30, 2016, and at June 30, 2016, the Company had a working capital deficit of $3,158,551 and a stockholders’ deficiency of $3,233,172. The Company is in default of $2,032,595 of its note payable obligations and is also delinquent in payment of certain amounts due of $238,718 for payroll taxes and accrued interest and penalties as of June 30, 2016. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2017 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

NOTE 3 – RESTRICTED CASH

The Company entered into Store Value Prepaid Card Sponsorship Agreements with certain banks whereas the Company markets and sells store value prepaid card programs. The programs are marketed and managed daily at the direction of the bank, for which the Company receives a transaction fee. In connection with the agreements the Company was required to establish a reserve account controlled by the bank. During fiscal year 2016, the agreement with the bank was terminated. At June 30, 2016 and 2015, the restricted cash totaled $0 and $63,029, respectively. Since this amount was restricted for the purposes related to the programs, it was classified as restricted cash on the consolidated balance sheets as of June 30, 2015.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	June 30,
	2016	2015
Furniture and equipment	$140,316	$140,316
Software	73,000	73,000
Vehicles	23,301	23,301
	236,617	236,617
Less accumulated depreciation	(236,446)	(236,034)
Total	$171	$583

Depreciation expense for the years ended June 30, 2016 and 2015 was $412 and $411, respectively.

NOTE 5 – INTANGIBLE ASSETS AND CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company and Tangible Payments LLC, a Maryland Limited Liability Company, entered into an Asset Purchase Agreement pursuant to which the Company acquired certain assets and liabilities of the Tangible Payments LLC. Tangible Payments LLC developed online payment technology that encrypts sensitive information securely between customers and merchants during online transactions.

The purchase price for the acquisition was comprised of 250,000 shares of restricted common stock of Veritec valued at $37,500, issued on closing, and an earnout payment of $155,000 for an aggregate purchase price of $192,500. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1.3 million. For the years ended June 30, 2016 and 2015, there was no net profit derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned $192,500 of the purchase price to contract commitments which will be amortized over a three year period. As of June 30, 2016 and 2015, the unamortized balance of contract commitments was $80,208 and $144,375, respectively. For the years ended June 30, 2016 and 2015, the Company recorded $64,167 and $48,125 of amortization expense related to this intangible which is included in general and administrative expense in the Consolidated Statements of Operations.

Total estimated amortization expense with respect to intangible assets for 2017 through 2018 is as follows:

Years Ending June 30,	Amount
2017	$64,167
2018	16,041
Total	$80,208

The following table presents our unaudited pro forma combined historical results of operations as if we had consummated the acquisition as of July 1, 2014.

Year Ended June 30, 2015
(Unaudited)

Revenues	$1,007,932
Net Loss	$(919,775)

NOTE 6 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group, LLC for funding (see Note 7).

At various times throughout the Company’s history, the Company received various unsecured, non-interest bearing, due on demand advances from its Chief Executive Officer, Ms. Van Tran, a related party. The balances due Ms. Tran as of June 30, 2016 and 2015 were $96,110 and $96,110, respectively. These advances have been classified as accounts payable, related party on the accompanying consolidated balance sheets.

The Company leases its office facilities from Ms. Tran. For the year ended June 30, 2016 and 2015, rental payments to Ms. Van Tran totaled $50,400 and $50,400, respectively.

On September 30, 2015, the Company agreed to convert $1,775,434 of various convertible notes payable to The Matthews Group into 22,192,919 shares of common stock, or $0.08 per share (see Note 7). The transaction included $702,797 of notes that were converted at less than their stated conversion prices which ranged from $0.10 per share to $0.33 per share. The Company determined this was an induced conversion and calculated an inducement expense of $452,770, which represents the fair value of the additional number of common shares issued as a result of the lower conversion price. The Company recorded the $452,770 in interest expense and additional paid in capital. No similar expense occurred during the same period of the prior year.

On September 30 2015, the Company sold its Barcode Technology assets to The Matthews Group for $670,000 in settlement of various convertible notes payables due to The Matthews Group (see Note 7). The cost basis of the Barcode Technology assets were zero, resulting in a gain of $670,000. As the transaction was between the Company and The Matthews Group, a related party, the Company accounted for the gain as a capital contribution.

On September 28, 2015, the Company agreed to replace a convertible note payable for $200,000 due to The Matthews Group that was in default (the original note) with another convertible note payable for $200,000 due to The Matthews Group (the replacement note) (see Note7). The original note was for $200,000, secured, 8% interest rate, and convertible into common stock at a rate of $0.25 per share. The replacement note is for $200,000, unsecured, 10% interest rate, and convertible into common stock at a rate of $0.08 per share. The Company determined that the change in the fair value of the conversion option was more than 10% of the carrying value of the original note and recorded a loss on extinguishment of $136,000. The $136,000 is included in interest expense and finance costs and additional paid in capital. No similar expense occurred during the same period of the prior year.

During the year ended June 30, 2016, the Company issued $549,389 of convertible notes payable to The Matthews Group and $25,000 of convertible notes payable to Van Tran (see Note 7). The convertible notes payable-related party can be converted at a price of $0.08 per share. The market price on the date some of the convertible notes payable-related party were issued was in excess of the conversion price, and as a result the Company recognized an expense of $135,045 which is included in interest expense.

Effective October 1, 2015, the Company entered into a management services agreement with The Matthews Group for which the Company will manage all facets of its previous barcode technology operations, on behalf of The Matthews Group, from October 1, 2015 to May 30, 2016. Per the terms of the management services agreement, the Company earns a fee of 20% of all revenues, or $69,135, from the barcode technology operations through May 30, 2017. Additionally all cash flow (all revenues collected less direct costs paid) will be retained by the Company and classified as unsecured note payable-related party, due on demand, bearing interest at 10% per annum. At June 30, 2016, the total of note payable-related party related to this agreement, including interest of $9,315, was $260,711 (see Note 7). The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

NOTE 7 – NOTES PAYABLE

Notes payable includes accrued interest and consists of the following as of June 30, 2016 and June 30, 2015:

	June 30, 2016	June 30, 2015

Convertible notes payable, including $1,264,563 and $2,326,609 due to related parties at June 30, 2016 and June 30, 2015, respectively.  At June 30, 2016, $1,460,218 of the convertible notes, including $467,695 due to related parties, are in default.  The notes are unsecured, interest at 5% to 10%, and due on various dates through 2011 or on demand.  The principal and accrued interest are convertible at conversion prices ranging from $0.08 per share to $0.40 per share. At June 30, 2015, the balance of convertible notes and accrued interest was $2,512,267. During the year ended June 30, 2016, $574,389 of convertible notes-related party were issued (see Note 6), $2,500 of convertible notes were paid off, and $101,745 of accrued interest was added to principal. On September 30, 2015, $1,103,691 of outstanding balances due to related parties were converted into shares of common stock and $620,570 was settled upon the sale of assets. (see Note 6).

	$1,460,218	$2,512,267

Notes payable, including $219,648 and $714,488 due to related parties at June 30, 2016 and June 30, 2015, respectively. The notes are both secured by the Company’s intellectual property, and unsecured, interest at 0% to 10%, and due on various dates through 2012 or on demand. At June 30, 2016, $352,729 of notes payable due to unrelated parties are in default. At June 30, 2015, the balance of notes payable and accrued interest was $1,049,740. During the year ended June 30, 2016, the Company received $248,396 of loans from the The Matthews Group related to the sale of the Company’s Barcode technology to The Matthews Group (see Note 6), and $34,355 of accrued interest was added to principal. On September 30, 2015, $671,743 of outstanding balance due to related parties were converted into shares of common stock and $49,430 was settled upon the sale of assets. (see Note 6). In addition, at June 30, 2016, related party accounts receivable of $41,063 are shown as a reduction to related party notes payable.

	572,377	1,049,740
Total	$2,032,595	$3,562,707

During the years ended June 30, 2016 and 2015, the Company recorded interest expense on its convertible notes payable and notes payable of $271,145 (including $135,045 beneficial conversion feature that was expensed) and $199,489, respectively.

For the purposes of Balance Sheet presentation notes payable have been presented as follows:

	June 30, 2016	June 30, 2015
Notes payable	$548,384	$521,610
Notes payable, related party	1,484,211	3,041,097
Total	$2,032,595	$3,562,707

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

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2016 and 2015, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock

Shares issued to consultants for services

During the year ended June 30, 2015, the Company granted and issued 135,000 shares of common stock for services received. The common shares, based on the fair value on the dates granted, were valued at $0.05 to $0.51 per share, for an aggregate of $19,600.

Common Stock to be issued

Shares to be issued to consultants for services rendered

During the year ended June 30, 2015, the Company recorded an obligation to issue 55,000 shares of common stock with an aggregate fair value of $8,150 of which 5,000 shares of common stock were issued in December 2014. As of June 30, 2015, the remaining 50,000 shares of common stock with a value of $7,400 were not issued and were reflected as common shares to be issued in the accompanying consolidated balance sheet. The shares were issued in December 2015.

During the year ended June 30, 2015, the Company recorded an obligation to issue 35,000 shares of common stock with an aggregate fair value of $4,050 of which 20,000 shares of common stock were issued in December 2014. As of June 30, 2015, the remaining 15,000 shares of common stock with a value of $1,900 had not been issued and were reflected as common shares to be issued in the accompanying consolidated balance sheet. The shares were issued in December 2015.

On July 15, 2014, the Company entered into a consulting agreement with a consultant, which included, among other things, monthly compensation of 5,000 shares of common stock. As of June 30, 2015, 50,000 shares of common stock with a value of $7,400 have not been issued and are included in common shares to be issued in the accompanying consolidated balance sheet. The consulting agreement was terminated on October 31, 2015. During the year ended June 30, 2016, the Company recorded an obligation to issue an additional 20,000 shares of common stock with an aggregate fair value of $2,100. As of June 30, 2016, the 70,000 shares of common stock with a value of $9,500 have not been issued and are included in common shares to be issued in the accompanying consolidated balance sheet.

Shares to be issued to directors and employees for services

During the year ended June 30, 2012, the Company granted an aggregate of 75,000 shares of the Company’s common stock to the Company’s directors for services rendered and recognized as stock based compensation expense during the year ended June 30, 2012 based on their fair value at grant dates in the aggregate amount of $3,000. The shares due were not issued as of June 30, 2016 and were reflected as common shares to be issued in the accompanying consolidated balance sheet.

During the year ended June 30, 2015, the Company granted an aggregate of 750,000 shares of the Company’s common stock to four of the Company’s directors and certain employees for services rendered and recognized as stock based compensation expense during the year ended June 30, 2015 based on their fair value at grant dates in the aggregate amount of $28,154. The shares due were not issued as of June 30, 2015 and were reflected as common shares to be issued in the accompanying consolidated balance sheet. The shares were issued in December 2015.

NOTE 9 – STOCK OPTIONS

A summary of stock options as of June 30, 2016 and for the two years then ended is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price

Outstanding at June 30, 2014	3,056,500	$0.08
Granted	—	—
Forfeited	(536,500)	$0.08
Outstanding at June 30, 2015	2,520,000	$0.08
Granted	—	—
Forfeited	(10,000)	$0.08
Outstanding at June 30, 2016	2,510,000	$0.08
Exercisable at June 30, 2016	2,510,000	$0.08

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement 2013. There were no options granted in 2016 and 2015 under this agreement. The Company recognized no stock-based compensation expense related to stock options during the years ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was no remaining unrecognized compensation costs related to stock options. The intrinsic value of both outstanding and exercisable stock options was approximately $100,000 at June 30, 2016.

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

Additional information regarding options outstanding as of June 30, 2016 is as follows:

Options Outstanding at June 30, 2016				Options Exercisable at June 30, 2016
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.13 - $1.45	2,510,000	3.64	$0.08	2,510,000	$0.08
	2,510,000			2,510,000

NOTE 10 - INCOME TAXES

For the years ended June 30, 2016 and 2015, our net losses were $1,298,088 and $907,474, respectively, and no provision for income taxes was recorded. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income.

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended June 30,
	2016	2015
Federal statutory tax rate	35%	35%
State tax, net of federal benefit	6%	6%
Total tax rate	40%	40%
Allowance	(40%)	(40%)
Effective tax rate	-%	-%

The following is a summary of the deferred tax assets:

	Year Ended June 30,
	2016	2015
Net operating loss carryforwards	4,350,000	$4,224,000
Valuation allowance	(4,350,000)	(4,224,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2016 and 2015 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2015 was an increase of $126,000.

Veritec has net operating loss carryforwards of approximately $10.9 million for federal purposes available to offset future taxable income that expire in varying amounts through 2034. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership). The Company is subject to examination by tax authorities for all years for which a loss carry forward is utilized in subsequent periods.

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2016 and 2015, the Company did not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2016 and 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the
Chairman of the Board and the Chief Executive Officer of the Company. Our lease requires monthly payments of $4,200 which runs through June 30, 2015, and was automatically extended for two one-year terms. Future annual minimum lease payments through fiscal year 2017 total $50,400.

Strategic Partnership Agreements

On October 25, 2010, the Company entered into a Strategic Services Agreement with a customer. The term of the license is for 5 years commencing on the effective date, which was the date of the first payment, or September 28, 2011. The customer has paid the total fee of $250,000 in two installments. The Company initially classified this fee as deferred revenue to be recognized over the license term of 5 years as the Company has a continuing obligation. As of June 30, 2015, the amount of deferred revenues was $65,347. During the year ended June 30, 2016, the Company recognized revenue of $50,000 relating to this agreement. As of June 30, 2016, the balance remaining to be recognized was $15,347.

On November 14, 2012 (effective date), the Company entered into a Strategic Product License Agreement with a customer for a $100,000 license fee. The term of the license is for 5 years commencing on the effective date. The Company has classified the license fee as deferred revenue to be recognized ratably over the license term of 5 years as the Company has a continuing obligation. As of June 30, 2015, the amount of deferred revenue was $52,500. During the year ended June 30, 2016, the Company recognized revenue of $20,000 relating to this agreement. As of June 30, 2016, the balance remaining to be recognized was $32,500.

On July 1, 2014 (effective date), the Company entered into a Strategic Product License Agreement with one its customers for a $150,000 license fee. The term of the license is for 5 years commencing on the effective date. The Company has classified the license fee as deferred revenue to be recognized ratably over the license term of 5 years as the Company has a continuing obligation. During the year ended June 30, 2016, the Company recognized revenue of $30,000 relating to this agreement. As of June 30, 2016, the balance remaining to be recognized was $90,000.

On August 14, 2014 (effective date), the Company entered into a Pilot Program Agreement with one its customers for a $175,000 fee, which was paid in advance of completion. The Company is responsible for certain deliveries as defined in the agreement. The Company partially completed a portion of its deliverables under the agreement and recognized $86,361 as revenues. The Company had not completed its remaining obligations as of June 30, 2015, and has classified the remaining balance as deferred revenue to be recognized as revenue upon completion of its obligations. As of June 30, 2015, the balance remaining to be recognized was $88,639. During fiscal year 2016, the Company completed its remaining obligations under the agreement and recorded revenue of $88,639 leaving no remaining deferred revenue balance as of June 30, 2016.

On April 4, 2015 (effective date), the Company entered into a Continuing Services Agreement with one its customers for a $142,500 fee, which was paid in advance of completion. The Company is responsible for certain deliveries as defined in the agreement. As the Company had not completed its obligations as of June 30, 2015, the Company has classified the fees as deferred revenue to be recognized upon completion of its obligations. During fiscal year 2016, the Company completed its remaining obligations under the agreement and recorded revenue of $142,500 leaving no remaining deferred revenue balance as of June 30, 2016.

Incentive Compensation Bonus Plan

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of June 30, 2016, the Company had not achieved an annual pre-tax earnings in excess of $3,000,000.

NOTE 12 – SUBSEQUENT EVENTS

Settlement Agreement

On September 21, 2016, the Company entered into a settlement agreement with an individual who is convertible note holder.  The individual loaned the Company $250,000 in prior years and was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish the convertible note payable, including unpaid interest, which had a current estimated outstanding balance of $365,000, and return 500,000 shares of common stock issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  The Company currently anticipates that it will record this settlement as a gain in its upcoming Consolidated Statement of Operations for the three months ended September 30, 2016.

Non-Binding Letter of Intent

On September 22, 2016, the Company announced that it has entered into a Non-Binding Letter of Intent (“LOI”) to acquire all of Flathead Bancorporation, Inc.’s (“FB”) issued and outstanding shares. FB is the majority owner of First Citizens Bank of Polson, Montana (“Citizens Bank”).

Under the proposed terms of the LOI, Veritec would acquire 9.9 percent of FB’s issued and outstanding shares for $320,000 at the closing date. Veritec plans to purchase the remaining 90.1 percent of FB’s outstanding common shares within three years of the closing date for $2,880,000. The total purchase price for FB’s outstanding common shares (including the 9.9 percent discussed above) would be $3,200,000 and is subject to, among other things, Veritec being able to obtain funding and obtain regulatory approval from applicable banking authorities. The Company currently plans to raise funds from investors by issuing its common shares, debt, or both. There is no assurance that the Company can be successful in raising such funds, or if the Company is successful in raising such funds from sales of common shares, the terms of these sales may cause significant dilution to existing holders of common stock.

Pursuant to the LOI, Veritec would also provide loans to FB to be used for capital purposes of $280,000 at the closing date, $500,000 on or before January 31, 2017 and $400,000 on or before April 1, 2017, for a total of $1,180,000. The loans would mature in five years and require annual interest only payments at interest rates to be determined.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that, as of June 30, 2016, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO (2013 framework).

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

Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the year ended June 30, 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 20, 2016, Joseph Valandra resigned as member of the Board of Directors.

PART III

ITEM 10. DIREvCTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	71
Laird Powers	Director	68
Keith Lane	Director	57

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

Committee and Board Meetings

One meeting of our Board of Directors was held in fiscal 2016. One of our audit committee members resigned from the Board of Directors in fiscal year 2016. The Audit Committee is currently comprised of one independent director who does not qualify as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission and the NASDAQ Capital Market. The Company is currently in the process of seeking additional board members who will satisfy the “audit committee financial expert” rules.

Director Independence

The board of directors has determined that one member of our board of directors, Laird Powers, is independent under the revised listing standards of The NASDAQ Stock Market, Inc. We intend to maintain at least two independent directors on our board of directors in the future.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2016 and 2015 who was the only individual that served as a principal executive officer during the last fiscal year, and who was the only “Named Executive Officer” of the Company.

Name	Year	Salaries ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran Chief Executive Officer	2016	$150,000	—	$3,750	—	—	$153,750
	2015	$150,000	—	$11,250	—	—	$161,250
(1)	Represents shares awarded by the Board of Directors in fiscal year 2015 and 2014 but issued in fiscal year 2016 and 2015.

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

Director Compensation

The following table summarizes the compensation paid to our directors for the year ended June 30, 2016:

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards) ($)	All Other Compensation ($)	Total ($)
Van Tran Director and Chief Executive Officer (1)	2016	—	—	—	—	—	—
Keith Lane Director (1)	2016	—	—	$5,000	—	—	$5,000
Laird Powers Director (1)	2016	—	—	$3,750	—	—	$3,750
Joseph Valandra Director (1)(2)	2016	—	—	$5,000	—	—	$5,000

(1)	Directors who are employed by the Company do not receive separate compensation for services on the Board of Directors. Members of the Board of Directors who are not employees of the Company currently receive no fees. In addition, members of the Board of Directors are reimbursed for any expenses incurred in attending the meetings.
(2)	On January 20, 2016, Joseph Valandra resigned as a Board member.
(3)	Represents shares awarded by the Board of Directors in fiscal year 2015 but issued in fiscal year 2016.

Outstanding Equity Awards at Fiscal Year End

None of our Named Executive Officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of August 31, 2016 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 39,538,007 shares of common stock outstanding as of August 31, 2016.

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

Name	Number of Shares Beneficially Owned	Percent of Shares
Laird Powers	252,984	0.4%
Van Thuy Tran	229,250	0.6%
Keith Lane	150,000	0.6%
All Officers and Directors as a group (4 persons)	632,234	1.6%
The Matthews Group LLC (1)	29,352,547	74.2

(1)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Lawrence J. Johanns each own 50% of The Matthews Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by the board of directors.

The Company leases its U.S. office facilities from its Chief Executive Officer under a lease that expired June 30, 2015 and was automatically extended for two one-year term and requiring monthly payments of $4,200 plus common area costs. Rent expense, included in operating cost, to related parties was $51,000 and $51,000 in 2016 and 2015, respectively. Future remaining minimum lease payments total $50,400 through 2017.

During 2016, the Company issued to The Mathews Group unsecured notes totaling $797,785 at interest rate of 10%, due on demand. During 2015, the Company issued to The Mathews Group unsecured notes totaling $327,500 at interest rate of 10%, due on demand.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for year ended June 30, 2016 and 2015 was $60,218 and $48,200 respectively.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed by Weinberg & Company, P.A. for tax return preparation services for year ended June 30, 2016 and 2015 was $752 and $0 respectively.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

VERITEC, INC.
a Nevada corporation

By:	/s/ VAN THUY TRAN	September 26, 2016
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors	September 26 , 2016
Van Thuy Tran	(Principal Executive Officer)

/s/ LAIRD POWERS	Director	September 26, 2016
Lair Powers

/s/ KEITH LANE	Director	September 26, 2016
Keith Lane

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Veritec, Inc. dated May 3, 1997 (incorporated by reference to exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, as filed on May 15, 2007).

3.2	Bylaws of Veritec, Inc. (incorporated by reference to exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, as filed on February 14, 2007).

10.1	Subscription Agreement and Letter of Investment Intent between Veritec, Inc. and various accredited investors dated March 3, 2009 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.2	Unsecured Term Promissory Note in favor of various lenders, dated March 3, 2009 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.3	Warrant to Purchase Common Stock issued to various accredited investors, dated March 3, 2009 (incorporated by reference to exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.4*	Employment Agreement by and between Veritec, Inc. and Jeffrey Hattara dated January 5, 2009 (incorporated by reference to exhibit 10.4 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.5*	Employment Agreement by and between Veritec, Inc. and Thomas McPherson dated December 5, 2008 (incorporated by reference to exhibit 10.5 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.6	Form of Stock Option Agreement (incorporated by reference to exhibit 10.6 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.7	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.7 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.8	2008 Incentive Compensation Bonus Plan (incorporated by reference to exhibit 10.8 to Form 10-K for the year ended June 30, 2011 as filed on October 13, 2011).

10.9*	Employment Agreement by and between Veritec, Inc. and Van Thuy Tran dated December 5, 2008 (incorporated by reference to exhibit 10.9 to Form 10-K for the year ended June 30, 2011 filed on October 13, 2011).

10.10*	Employment Agreement by and between Veritec, Inc. and John Quentin dated May 29, 2009 (incorporated by reference to exhibit 10.10 to Form 10-K for the year ended June 30,2011, as filed on October 13, 2011).

10.11	Amended and Restated Promissory Note by Veritec, Inc. in favor of Larry Konfirst dated May 18, 2012 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, as filed on May 21, 2012).

10.12	Letter Agreement by and among Veritec, Inc. and Larry Konfirst, John Johanns and Mary Adams dated May 18, 2012 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012 as filed on May 21, 2012).

10.13	Asset Purchase Agreement by and among Veritec, Inc. and Tangible Payments, LLC dated September 30, 2014 (incorporated by reference to Form 10-K for the year ended June 30, 2015 as filed on January 21, 2016

14.	Code of Ethics of Veritec, Inc. (incorporated by reference to exhibit 14 to Veritec, Inc.’s Annual Report on Form 10KSB for the year ended June 30, 2007, as filed).

21.1	Subsidiaries of Veritec, Inc. (incorporated by reference to exhibit 21.1 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

31.1	Certification by Chief Executive Officer required by Rule 13a/14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1**	Veritec, Inc. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

32.2**	Veritec, Inc. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

101.1	TThe following financial information from Veritec, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2016 formatted in XBRL. (i) Consolidated Balance Sheets a June 30, 2016 and June 30, 2015; (ii) Consolidated Statement of Operations for the year ended June 30, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Deficit as at June 30, 2016; (v) Consolidated Statement of Cash Flows for the year ended June 30, 2016 and 2015; Notes to the Consolidated Financial Statements.

*	Management compensatory plan or arrangement.
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

