Form 10-Q
period 2016-09-30
VERITEC INC
filed 2016-11-07
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended September 30, 2016

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of September 30, 2016, there were 39,538,007 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

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

PART I

ITEM 1. FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$34,720	$60,953
Accounts receivable	7,280	9,309
Prepaid expenses	5,760	1,897
Total Current Assets	47,760	72,159

Equipment, net	70	171
Intangibles, net	64,170	80,208

Total Assets	$112,000	$152,538

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable	$555,120	$548,384
Notes payable-related party	1,390,020	1,484,211
Accounts payable	671,240	624,153
Accounts payable-related party	96,110	96,110
Customer deposits	—	25,000
Deferred revenues	113,050	138,760
Payroll tax liabilities	151,700	238,718
Accrued expenses	61,424	75,374
Total Current Liabilities	3,038,664	3,230,710

Contingent earnout liability	155,000	155,000
Total Liabilities	3,193,664	3,385,710

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of September 30, 2016 and June 30, 2016	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 39,538,007 shares issued and outstanding as of September 30, 2016 and June 30, 2016	395,380	395,380
Common stock to be issued, 145,000 shares, as of September 30, 2016 and June 30, 2016	12,500	12,500
Additional paid-in capital	17,948,326	17,939,576
Accumulated deficit	(21,438,870)	(21,581,628)
Total Stockholders' Deficiency	(3,081,664)	(3,233,172)
Total Liabilities and Stockholders’ Deficiency	$112,000	$152,538

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Three Months Ended September 30,
	2016	2015
Revenue:
Mobile banking technology revenue	$47,080	$67,263
Barcode technology revenue	—	133,713
Other revenue, related party	22,900	—
Total revenue	69,980	200,976

Cost of sales	58,560	86,636

Gross profit	11,420	114,340

Operating Expenses:
General and administrative	170,442	214,544
Sales and marketing	5,170	14,075
Research and development	10,740	15,858
Total operating expenses	186,352	247,204

Loss from operations	(174,932)	(132,864)

Other Income (Expense):
Gain on settlement	364,690	—
Interest expense and financing costs, including $40,265 and $655,265, respectively, to related parties	(47,000)	(662,000)
Total other income (expense)	317,690	(662,000)

Net Income (Loss)	$142,758	$(794,864)

Net Income (Loss) Per Common Share - Basic and diluted	$0.00	$(0.05)

Weighted Average Number of Shares Outstanding - Basic and diluted	39,538,007	16,776,676

 See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, July 1, 2016	1,000	$1,000	39,538,007	$395,380	$12,500	$17,939,576	$(21,581,628)	$(3,233,172)

Beneficial conversion feature on issuance of convertible notes payable - related party	—	—	—	—	—	8,750	—	8,750
Net Income	—	—	—	—	—	—	142,758	142,758

BALANCE, September 30, 2016 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$17,948,326	(21,438,870)	$(3,081,664)

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$142,758	$(794,864)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	101	103
Amortization	16,038	16,042
Allowance for inventory obsolescence	3,080	—
Shares to be issued for services	—	1,400
Gain on settlement	(364,690)	—
Beneficial conversion feature on issuance of convertible notes payable-related party	8,750	18,313
Fair value of shares issued as inducement for conversion of notes payable - related party	—	452,770
Modification cost of conversion feature of note payable	—	136,000
Interest accrued on notes payable	38,248	53,997
Changes in operating assets and liabilities:
Accounts receivable	2,029	9,392
Restricted cash	—	(1,455)
Inventories	(3,080)	2,917
Prepaid expenses	(3,863)	7,496
Deferred revenues	(25,710)	(43,951)
Payroll tax liabilities	(87,018)	(43,900)
Accounts payable and accrued expenses	8,137	71,990
Net cash used in operating activities	(265,220)	(113,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable - related party	124,000	108,500
Proceeds from notes payable - related party	114,987	—
Payment on notes payable - related party	—	(2,500)
Net cash provided by financing activities	238,987	106,000

NET DECREASE IN CASH	(26,233)	(7,750)
CASH AT BEGINNING OF YEAR	60,953	52,762
CASH AT END OF YEAR	$34,720	$45,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party capital contribution on sale of assets offset to related party notes payable balance	$—	$670,000
Conversion of notes payable into common stock	$—	$1,775,434
Reclassification of customer deposit to accounts payable	$25,000	$—

See accompanying notes

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company

Veritec, Inc. (Veritec) was formed in the State of Nevada on September 8, 1982. Veritec’s wholly owned subsidiaries include Vcode Holdings, Inc. (Vcode®) and Veritec Financial Systems, Inc. (VTFS) (collectively the “Company”).

Nature of Business

The Company is primarily engaged in the development, marketing, sales and licensing of products and rendering of professional services related to its mobile banking solutions. Prior to its sale on September 30, 2015, the Company was also focused on its proprietary two-dimensional matrix symbology (also commonly referred to as “two-dimensional barcodes” or “2D barcodes”).

Mobile Banking Solutions

In January 12, 2009, Veritec formed VTFS, a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In 2009 through 2016, the Company has had agreements with various banks, including Security First Bank (terminated in October 2010), Palm Desert National Bank (which was later assigned to First California Bank and subsequently Pacific Western Bank that terminated in June 2013), and Central Bank of Kansas City (“CBKC”). Late in the fiscal year ended June 30, 2016, the relationship between CBKC and the Company ended and the Company is currently seeking a bank to sponsor its Prepaid Card programs (see below). As a Cardholder Independent Sales Organization, Veritec is able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa branded card programs on behalf of its sponsoring bank. The Company has a portfolio of five United States and eight foreign patents. In addition, we have seven U.S. and twenty-eight foreign pending patent applications.

On September 22, 2016, the Company announced that it has entered into a Non-Binding Letter of Intent (“LOI”) to acquire all of Flathead Bancorporation, Inc.’s (“FB”) issued and outstanding shares. FB is the majority owner of First Citizens Bank of Polson, Montana (“Citizens Bank”). If the Company is successful with its proposal to FB, the Company plans to use its mobile banking technology products and services with Citizens Bank.

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

Pursuant to the LOI, Veritec would also provide loans to FB to be used for capital purposes of $280,000 at the closing date, $500,000 on or before January 31, 2017 and $400,000 on or before April 1, 2017, for a total of $1,180,000. The loans would mature in five years and require annual interest only payments at interest rates to be determined. The Company anticipates completing an agreement with FB and making its initial investment of $320,000 and initial loan payment of $280,000, or an aggregate of $600,000, by December 2016. The Company anticipates that The Matthews Group (see Note 7), owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant stockholder of the Company, will loan the Company the necessary funds to accomplish its initial planned transactions with FB.

Barcode Technology (Sold September 30, 2015)

The Company’s Barcode Technology was originally invented by the founders of Veritec and as a product identification system for identification and tracking of manufactured parts, components and products mostly in the liquid crystal display (LCD) markets and is ideal for secure identification documents, financial cards, medical records and other high security applications. Veritec developed software to send, store, display, and read Barcode Technology on a mobile phone. On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property. The sale allows the Company to focus its efforts solely on its growing Mobile Banking Technology (See Note 7).

Joint Venture Agreement

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), which is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member in the JV and VAC will be a 70% member in the JV. Pursuant to the agreement, the Company will grant a license of certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition VAC has agreed to raise all funds to capitalize the JV. As of September 30, 2016, the JV has not received funding and anticipates receipt of funding in fiscal year 2017.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. The consolidated balance sheet information as of June 30, 2016 was derived from the Company’s audited consolidated financial statements as of and for the year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2016. These financial statements should be read in conjunction with that report.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2016, the Company used cash in operating activities of $265,220, and at September 30, 2016, the Company had a working capital deficit of $2,990,904 and a stockholders’ deficiency of $3,081,664. In addition, as of September 30, 2016, the Company is delinquent in payment of $727,997 of its notes payable and is also delinquent in payment of $151,700 in payroll taxes and accrued interest and penalties. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2017 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing major cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenues from licenses and identification cards are recognized when the product is shipped, the Company no longer has any service or other continuing obligations, and collection is reasonably assured. The process typically begins with a customer purchase order detailing its specifications so the Company can import its software into the customer's hardware. Once importation is completed, if the customer only wishes to purchase a license, the Company typically transmits the software to the customer via the Internet. Revenue is recognized at that point. If the customer requests both license and hardware, the software is imported into the hardware and once the process is complete, the product is shipped, and revenue is recognized at time of shipment. Once the software and/or other products are either shipped or transmitted, the customers do not have a right of refusal or return. Under some conditions, the customers remit payment prior to the Company having completed importation of the software. In these instances, the Company delays revenue recognition and reflects the prepayments as customer deposits.

The Company, as a processor and a distributor, recognizes revenue from transaction fees charged cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

Fair Value of Financial Instruments

Fair value measurements adopted by the Company are based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB authoritative guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 - Unobservable inputs based on the Company's assumptions.

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2016 or June 30, 2016.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and current liabilities, including notes payable and convertible notes, approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Net Income (Loss) per Common Share

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

For the three months ended September 30, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. At September 30, 2016, the Company’s Series H Preferred Stock, Convertible Notes Payable and Options were antidilutive because their exercise prices and conversion prices were out of the money.

As of September 30, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of September 30,
	2016	2015
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	12,298,052	5,452,696
Options	2,500,000	2,510,000
Total	14,808,052	7,792,696

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company did not have cash balances in excess of the guarantee during the three months ended September 30, 2016.

Major Customers

During the three months ended September 30, 2016, the Company had four customers that represented an aggregate of 78% (33%, 19%, 15% and 11%) of our revenue. During the three months ended September 30, 2015, the Company had one customer that represented 12% of our revenue.

Foreign Revenues

The Company had no foreign revenues during the three months ended September 30, 2016. During the three months ended September 30, 2015, foreign revenues accounted for 65% (20% Taiwan, 18% China, 10% Korea, and 17% others) of the Company’s total revenues.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS AND CONTINGENT EARNOUT LIABILITY

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

The purchase price for the acquisition was comprised of 250,000 shares of restricted common stock of Veritec valued at $37,500, issued on closing, and an earnout payment of $155,000 for an aggregate purchase price of $192,500. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1.3 million. From the date of the acquisition and up to September 30, 2016, there was no net profit derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned $192,500 of the purchase price to contract commitments which are amortized over a three year period. As of September 30, 2016 and June 30, 2016, the unamortized balance of contract commitments was $64,170 and $80,208, respectively. For the three months ended September 30, 2016 and 2015, the Company recorded $16,038 and $16,042 of amortization expense, respectively, related to this intangible which is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

NOTE 4 – NOTES PAYABLE

Notes payable

Notes payable includes accrued interest and consists of the following at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
(a) Convertible notes	$198,021	$195,655
(b) Notes payable	357,099	352,729
Total notes - third parties	$555,120	$548,384

(a) At June 30, 2016, convertible notes totaled $195,655. During the three months ended September 30, 2016, accrued interest increased by $2,366, and at September 30, 2016, convertible notes totaled $198,021. The notes are unsecured, and interest is at various rates ranging up to 10% per annum. At September 30, 2016, $161,507 of the notes are in default, and the balance of $36,514 is due on demand. At September 30, 2016, the notes are convertible into 980,278 shares of the Company’s common stock at conversion prices ranging from $0.08 per share to $0.30 per share.

(b) At June 30, 2016, notes payable totaled $352,729. During the three months ended September 30, 2016, accrued interest increased by $4,370, and at September 30, 2016, notes payable totaled $357,099. $322,816 of notes are secured by the Company’s intellectual property, and $34,283 of notes are unsecured. Interest is at various rates ranging up to 10% per annum. The notes were due on various dates through 2011 or on demand and at September 30, 2016, the Company was in default on notes totaling $321,586.

Notes payable-related party

Notes payable-related includes accrued interest and consists of the following at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
(c) Convertible notes-The Matthews Group	898,841	751,498
(d) Notes payable-The Matthews Group	338,925	216,648
(e)Convertible notes-other related	152,254	513,065
Notes payable-other related	—	3,000
Total notes-related party	1,390,020	1,484,211

(c) The Matthews Group (see Note 7) is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant stockholder of the Company. At June 30, 2016, convertible notes due to The Matthews Group totaled $751,498. During the three months ended September 30, 2016, $124,000 of convertible notes were issued to The Matthews Group, and accrued interest increased by $23,343. At September 30, 2016, convertible notes-The Matthews Group totaled $898,841. The notes are unsecured, and interest is at various rates ranging up to 10% per annum. At September 30, 2016, $40,000 of the notes are in default, and the balance of $858,841 are due on demand. At September 30, 2016, the notes are convertible into 10,810,261 shares of the Company’s common stock at conversion prices ranging from $0.08 per share to $0.30 per share. During the three months ended September 30, 2016, the market price on the date some of the notes were issued was in excess of the conversion price, and as a result the Company recorded a beneficial conversion feature on issuance of the notes of $8,750 which is included as interest expense for the three months ended September 30, 2016.

(d) At June 30, 2016, notes payable due to The Matthews Group totaled $216,648. During the three months ended September 30, 2016, $114,987 of notes payable were issued to The Matthews Group, and accrued interest increased by $7,290. At September 30, 2016, notes payable-The Matthews Group totaled $338,925. The notes are unsecured, interest is at 10% per annum, and are due on demand. The notes were made in relation to a management services agreement with The Matthews Group (see Note 7).

(e) At June 30, 2016, convertible notes due other related parties totaled $513,065. During the three months ended September 30, 2016, accrued interest increased by $875, and loans aggregating $361,686 were settled (see Note 8). At September 30, 2016 convertible notes due other related parties totaled $152,254. The notes are unsecured, and interest is at various rates ranging up to 8% per annum, were due in 2010 and are currently in default. At September 30, 2016, the notes are convertible into 507,513 shares of the Company’s common stock at conversion price of $0.30 per share.

NOTE 5 - STOCKHOLDERS’ DEFICIENCY

Common Stock to be issued

In July 2014 through June 2016, the Company granted 70,000 shares of the Company’s common stock to consultants for services valued at $9,500. In addition, the Company granted 75,000 shares of the Company’s common stock to the Company’s directors in 2012 valued at $3,000. As of September 30, 2016 and June 30, 2016, the 145,000 shares of common stock with an aggregate value of $12,500 have not been issued and are reflected as common shares to be issued in the accompanying consolidated balance sheet.

NOTE 6 – STOCK OPTIONS

Stock Options

A summary of stock options for the three months ended September 30, 2016 is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price
Outstanding at June 30, 2015	2,510,000	$0.08
Granted	—	$0.00
Forfeited	(10,000)	$0.08
Outstanding at September 30, 2016	2,500,000	$0.08
Exercisable at September 30, 2016	2,500,000	$0.08

At September 30, 2016, the Company had 2,500,000 of options outstanding and exercisable. There were no options granted during the three months ended September 30, 2016 and the Company recognized no stock-based compensation expense related to stock options during the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was no remaining unrecognized compensation costs related to stock options, and there was no intrinsic value of these options.

Additional information regarding options outstanding as of September 30, 2016 is as follows:

Options Outstanding at September 30, 2016				Options Exercisable at September 30, 2016
Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual Life	Exercise	Shares	Exercise
Exercise	Outstanding	(Years)	Price	Exercisable	Price
$0.13 - $1.45	2,500,000	3.50	$0.08	2,500,000	$0.08
	2,500,000			2,500,000

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2016 is 3.50 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Notes 1, 4, and 8). During the three months ended September 30, 2016, The Matthews Group loaned the Company $124,000 convertible notes and $114,987 notes payable. As of September 30, 2016 and June 30, 2016, $1,237,766 and $968,146 is owed to The Matthews Group (see Note 4).

The Company has a management services agreement with The Matthews Group to manage all facets of its previous barcode technology operations, on behalf of The Matthews Group, from October 1, 2015 to May 30, 2017. In consideration, the Company earns a fee of 20% of all revenues from the barcode technology operations through May 30, 2017. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. During the three months ended September 30, 2016, the Company recorded revenue related to this agreement of $22,900. Pursuant to the management services agreement with The Matthews Group, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable to The Matthews Group. During the three months ended September 30, 2016, cash flow loans of $114,987 were made to the Company at 10% interest per annum and due on demand (see Note 4).

At various times throughout the Company’s history, the Company received various unsecured, non-interest bearing, due on demand advances from its Chief Executive Officer, Ms. Van Tran, a related party. The balances due Ms. Tran as of September 30, 2016 and June 30, 2016 were $96,110 and $96,110, respectively. These advances have been classified as accounts payable, related party on the accompanying Condensed Consolidated Balance Sheets.

The Company leases its office facilities from Ms. Tran. For the three months ended September 30, 2016 and 2015, rental payments to Ms. Van Tran totaled $16,800 and $16,800, respectively.

NOTE 8 – SETTLEMENT

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual had loaned the Company $250,000 in prior years and was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $361,686 (see Note 4), a note payable of $3,000, and return the 500,000 shares of common stock issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  The Company recorded this as a gain on settlement of $364,686 for the three months ended September 30, 2016. As of September 30, 2016, the shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 9 – SUBSEQUENT EVENTS

During October 2016, The Matthews Group loaned the Company $200,000 and the Company paid-in-full its remaining balance owed of $151,700 for delinquent payroll taxes and accrued interest and penalties. The notes are unsecured, interest is at 10% per annum, and are due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended September 30, 2016 compared to September 30, 2015

We had a net income of $142,758 in the three months ended September 30, 2016 compared to net loss of $794,864 in the three months ended September 30, 2015.

Revenues

Details of revenues are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Mobile Banking Technology	$47,080	$67,263	$(20,183)	(30.0)
Barcode Technology (Sold September 30, 2015)	—	133,713	(133,713)	(100.0)
Other revenue, related party	22,900	—	22,900	100.0
Total Revenues	$69,980	$200,976	$(130,996)	(65.2)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended September 30, 2016 and 2015 were $47,080 and $67,263, respectively.

Barcode Technology (Sold September 30, 2015)

On September 30, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology. Barcode Technology revenue for the three months ended September 30, 2015 represents the revenue earned from July 1, 2015 to September 30, 2015, the date it was sold.

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2017. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $22,900, from the barcode technology business during the three months ended September 30, 2016. No similar activity occurred during the same period of the prior year.

Cost of Sales

Cost of sales for the three months ended September 30, 2016 and 2015, totaled $58,560 and $86,636, respectively. The decrease was primarily from expense reductions relating to the sale of its barcode technology business as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2016 were $170,442 compared to $214,544 for three months ended September 30, 2015. The decrease was primarily from expense reductions relating to the sale of its barcode technology business as compared to the same period of the prior year.

Sales and marketing expense for the three months ended September 30, 2016 were $5,170 compared to $14,075 for three months ended September 30, 2015. The decrease was primarily from expense reductions relating to the sale of its barcode technology business as compared to the same period of the prior year.

Research and development expense for the three months ended September 30, 2016 were $10,740 compared to $15,858 for three months ended September 30, 2015. The decrease was primarily from expense reductions relating to the sale of its barcode technology business as compared to the same period of the prior year.

Other Income (Expenses)

During the three months ended September 30, 2016, the Company recorded a gain on settlement of $364,690 (See Note 8 to Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

Interest expense and financing costs for the three months ended September 30, 2016 and 2015, was $47,000 and $662,000, respectively. The decrease was the result of certain non-cash financing costs that occurred during the prior year for which no similar activity occurred during the three months ended September 30, 2016.

Capital Expenditures and Commitments

No capital purchases were made during the three months ended September 30, 2016.

Liquidity

Our cash balance at September 30, 2016 decreased to $34,720 as compared to $60,953 at June 30, 2016. The decrease was the result of $265,220 in cash used in operating activities offset by $238,987 in cash provided by financing activities. Net cash used in operations during the three months ended September 30, 2016 was $265,220 compared with $113,750 of net cash used in operations during the same period of the prior year. Cash used in operations during the three months ended September 30, 2016 was primarily due to our net income in the period of $142,758 offset by non-cash expenses of $298,473. Net cash provided by financing activities of $238,987 during the three months ended September 30, 2016 was primarily due to proceeds received from notes payable of $238,987. During the same period of the prior year, net cash provided by financing activities of $106,000 was from proceeds received from notes payable of $108,500 offset by payments of $2,500 on notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2016, the Company used cash in operating activities of $265,220, and at September 30, 2016, the Company had a working capital deficit of $2,990,904 and a stockholders’ deficiency of $3,081,664. In addition, as of September 30, 2016, the Company is delinquent in payment of $727,997 of its notes payable and is also delinquent in payment of $151,700 in payroll taxes and accrued interest and penalties. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, which expired on June 30, 2015, and was automatically extended until June 30, 2017. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. As of September 30, 2016, the total amount of the remaining one-year lease commitment is $33,600.

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

Recently Issued Accounting Standards

See Footnote 2 of the consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2016.

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2016, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $1,945,140 representing principal and accrued interest as of September 30, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company is delinquent in payment of $151,700 for payroll taxes and accrued interest and penalties as of September 30, 2016. In October 2016, the Company paid in full the outstanding delinquent balance.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and June 30, 2015; (ii) Consolidated Statement of Operations for the three months ended September 30, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Deficit as at September 30, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; (v) Notes to the Consolidated Financial Statements.

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

VERITEC, INC.

November 7, 2016	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

