Form 10-Q
period 2016-12-31
VERITEC INC
filed 2017-02-15
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended December 31, 2016

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

Yes  ☐  No  ☒

As of December 31, 2016, there were 39,538,007 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016

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

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I

ITEM 1	FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016 (Unaudited)	June 30, 2016
ASSETS

Current Assets:
Cash	$123,090	$60,953
Accounts receivable	8,574	9,309
Prepaid expenses	6,990	1,897
Total Current Assets	138,654	72,159
Equipment, net	—	171
Intangibles, net	48,120	80,208
Total Assets	$186,774	$152,538

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$677,202	$624,153
Accounts payable-related party	96,110	96,110
Accrued expenses	82,180	75,374
Customer deposits	—	25,000
Payroll tax liabilities	—	238,718
Notes payable-related party	1,836,784	1,484,211
Notes payable	561,850	548,384
Deferred revenues	97,490	138,760
Derivative liabilities	182,000	—
Total Current Liabilities	3,533,616	3,230,710

Contingent earnout liability	155,000	155,000
Total Liabilities	3,688,616	3,385,710

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 39,538,007 shares issued and outstanding as of December 31, 2016 and June 30, 2016	395,380	395,380
Common stock to be issued, 145,000 shares, as of December 31, 2016 and June 30, 2016	12,500	12,500
Additional paid-in capital	17,955,826	17,939,576
Accumulated deficit	(21,866,548)	(21,581,628)
Total Stockholders' Deficiency	(3,501,842)	(3,233,172)
Total Liabilities and Stockholders’ Deficiency	$186,774	$152,538

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
Revenue:
Mobile banking technology revenue	$37,130	$71,458
Management fee revenue-related party	52,430	21,968
Total revenue	89,560	93,426
Cost of sales	90,300	110,952
Gross loss	(740)	(17,526)

Operating Expenses:
General and administrative	186,558	150,387
Sales and marketing	390	2,566
Research and development	11,390	23,232
Total operating expenses	198,338	176,185

Loss from operations	(199,078)	(193,711)

Other Expense:
Expense related to fair value of derivative liabilities	(182,000)	—
Interest expense and financing costs, including $39,866 and $50,609, respectively, to related parties	(46,600)	(89,183)

Net Loss	$(427,678)	$(282,894)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	39,538,007	39,130,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015
(UNAUDITED)

	Six Months Ended December 31,
	2016	2015
Revenue:
Mobile banking technology revenue	$84,210	$138,721
Management fee revenue-related party	75,330	21,968
Barcode technology revenue	—	133,714
Total revenue	159,540	294,403

Cost of sales	148,860	197,588

Gross profit	10,680	96,815

Operating Expenses:
General and administrative	357,000	364,933
Sales and marketing	5,560	16,641
Research and development	22,130	41,817
Total operating expenses	384,690	423,391

Loss from operations	(374,010)	(326,576)

Other Income (Expense):
Gain on settlement-former officer	364,690	—
Expense related to fair value of derivative liabilities	(182,000)	—
Interest expense and financing costs, including $80,131 and $705,118, respectively, to related parties	(93,600)	(751,183)
Total other income (expense)	89,090	(751,183)

Net Loss	$(284,920)	$(1,077,759)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic and Diluted	39,538,007	28,531,121

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

BALANCE, July 1, 2016	1,000	$1,000	39,538,007	$395,380	$12,500	$17,939,576	$(21,581,628)	$(3,233,172)

Beneficial conversion feature on issuance of convertible notes payable-related party	—	—	—	—	—	16,250	—	16,250
Net Loss	—	—	—	—	—	—	(284,920)	(284,920)

BALANCE, December 31, 2016 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$17,955,826	$(21,866,548)	$(3,501,842)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(284,920)	$(1,077,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171	206
Amortization	32,088	32,083
Allowance for inventory obsolescence	—	14,461
Shares to be issued for services	—	2,100
Gain on settlement-former officer	(364,690)	—
Expense related to fair value of derivative liabilities	182,000	—
Beneficial conversion feature on issuance of convertible notes payable-related party	16,250	55,188
Fair value of shares issued as inducement for conversion of notes payable-related party	—	452,770
Modification cost of conversion feature of note payable	—	136,000
Changes in operating assets and liabilities:
Accounts receivable	735	18,509
Restricted cash	—	13,079
Prepaid expenses	(5,093)	16,339
Accounts payable	28,049	46,123
Accrued expenses	6,806	59,078
Accrued interest	83,346	75,143
Payroll tax liabilities	(238,718)	(92,260)
Deferred revenues	(41,270)	(70,202)
Net cash used in operating activities	(585,246)	(319,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable-related party	427,500	301,789
Proceeds from notes payable-related party	219,883	—
Payment on notes payable-related party	—	(2,500)
Net cash provided by financing activities	647.383	299,289

NET INCREASE (DECREASE) IN CASH	62,137	(19,853)
CASH AT BEGINNING OF PERIOD	60,953	52,762
CASH AT END OF PERIOD	$123,090	$32,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party capital contribution on sale of assets offset to related party notes payable balance	$—	$670,000
Conversion of notes payable into common stock	$—	$1,775,434
Reclassification of customer deposit to accounts payable	$25,000	$—

See accompanying notes

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Other

On September 22, 2016, the Company announced that it has entered into a Non-Binding Letter of Intent (“LOI”) to acquire all of Flathead Bancorporation, Inc.’s (“FB”) issued and outstanding shares. FB is the majority owner of First Citizens Bank of Polson, Montana (“Citizens Bank”). If the Company is successful with its proposal to FB, the Company plans to use its mobile banking technology products and services with Citizens Bank. Under the proposed terms of the LOI, Veritec would acquire 9.9 percent of FB’s issued and outstanding shares for $320,000 at the closing date. Veritec plans to purchase the remaining 90.1 percent of FB’s outstanding common shares within three years of the closing date for $2,880,000. The transaction is subject to, among other things, Veritec being able to obtain funding and obtain regulatory approval from applicable banking authorities. The Company expects to complete this transaction by June 30, 2017.

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), which is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member in the JV and VAC will be a 70% member in the JV. Pursuant to the agreement, the Company will grant a license of certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition VAC has agreed to raise all funds to capitalize the JV. As of December 31, 2016, the JV has not received funding and anticipates receipt of funding in fiscal year 2017.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. The consolidated balance sheet information as of June 30, 2016 was derived from the Company’s audited consolidated financial statements as of and for the year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2016. These financial statements should be read in conjunction with that report.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2016, the Company incurred a net loss of $284,920 and used cash in operating activities of $585,246, and at December 31, 2016, the Company had a working capital deficit of $3,394,962 and a stockholders’ deficiency of $3,501,842. In addition, as of December 31, 2016, the Company is delinquent in payment of $525,972 of its notes payable and $183,874 of its notes payable-related parties. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of long lived assets, accruals for potential liabilities, and assumptions used in valuing derivatives and stock-based compensation.

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

At December 31, 2016, the Company’s condensed consolidated balance sheet included the fair value of derivative liabilities of $182,000, which was based on Level 2 measurements. At June 30, 2016, the Company did not have any derivative liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the earliest inception date sequencing method to prioritize its convertible securities. At each reporting date, the Company reviews its convertible securities to determine their classification is appropriate.

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

For the three and six months ended December 31, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. At December 31, 2016, the Company’s Series H Preferred Stock, Convertible Notes Payable and Options were antidilutive because their exercise prices and conversion prices were out of the money.

As of December 31, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of December 31,
	2016	2015
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	16,523,395	7,323,631
Options	2,500,000	2,510,000
Total	19,033,395	9,843,631

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company did not have cash balances in excess of the guarantee during the six months ended December 31, 2016.

Major Customers

During the three months ended December 31, 2016, the Company had two customers that represented an aggregate of 71% (59% and 12%) of our revenue. During the three months ended December 31, 2015, the Company had three customers that represented an aggregate of 59% (24%, 19% and 16%) of our revenue.

During the six months ended December 31, 2016, the Company had three customers that represented an aggregate of 71% (47%, 13%, and 10%) of our revenue. During the six months ended December 31, 2015, the Company had no customers that accounted for more than 10% of our revenue.

Foreign Revenues

During the three months ended December 31, 2016 and 2015, the Company had no foreign revenues.

During the six months ended December 31, 2016, the Company had no foreign revenues. During the six months ended December 31, 2015, foreign revenues accounted for 45% (14% Taiwan, 12% China, and 19% others) of the Company’s total revenues.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the quarter beginning July 1, 2018.

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

NOTE 2 – INTANGIBLE ASSETS AND CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company acquired certain assets and liabilities of Tangible Payments LLC, a Maryland Limited Liability Company for an aggregate purchase price of $192,500, including an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. From the date of the acquisition and up to December 31, 2016, there was no net profit derived from the acquired assets and accordingly, no payments were made on the earnout. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1.3 million.

The Company assigned $192,500 of the purchase price to contract commitments which are amortized over a three year period. As of December 31, 2016 and June 30, 2016, the unamortized balance of contract commitments was $48,120 and $80,208, respectively. For the three and six months ended December 31, 2016 and 2015, the Company recorded $16,042 and $32,088, and $16,042 and $32,083, of amortization expense respectively, related to this intangible which is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

NOTE 3 – NOTES PAYABLE

Notes payable

Notes payable includes accrued interest and consists of the following at December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
(a) Convertible notes	$200,385	$195,655
(b) Notes payable	361,465	352,729
Total notes-third parties	$561,850	$548,384

(a) At June 30, 2016, convertible notes totaled $195,655. During the six months ended December 31, 2016, accrued interest of $4,730 was added to principal. At December 31, 2016, convertible notes totaled $200,385. The notes are unsecured, and interest accrues at rates ranging from 5% to 8% per annum. At December 31, 2016, $164,507 of the notes are in default, and are convertible at a conversion price of $0.30 per share into 548,356 shares of the Company’s common stock. The balance of $35,878 is due on demand, and is convertible at a conversion price of $0.08 per share into 448,475 shares of the Company’s common stock.

(b) At June 30, 2016, notes payable totaled $352,729. During the six months ended December 31, 2016, accrued interest of $8,739 was added to principal. At December 31, 2016, the notes payable totaled $361,465. $327,185 of notes are secured by the Company’s intellectual property, and $34,280 of notes are unsecured. Interest accrues at rates ranging from 6.5% to 10% per annum. At December 31, 2016, the Company was in default on the notes totaling $361,465.

Notes payable-related party

Notes payable-related includes accrued interest and consists of the following at December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
(c) Convertible notes-The Matthews Group	$ 1 ,136,489	$669,648
(d) Notes payable-The Matthews Group	454,407	216,648
(e) Convertible notes-other related	245,888	237,725
(f) Convertible notes-former officer	—	360,190
Total notes-related party	$1,836,784	$1,484,211

(c) The Matthews Group (see Note 7) is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2016, convertible notes due to The Matthews Group totaled $669,648. During the six months ended December 31, 2016, $427,000 of convertible notes were issued to The Matthews Group, and accrued interest of $42,591 was added to principal. At December 31, 2016, convertible notes due to The Matthews Group totaled $1,136,489. The notes are unsecured, interest accrues at rates ranging from 8% to 10% per annum, and are due on demand. At December 31, 2016, the notes are convertible at a conversion price of $0.08 per share into 14,206,113 shares of the Company’s common stock. During the three and six months ended December 31, 2016, the market price on the date some of the notes were issued was in excess of the conversion price, and as a result the Company recorded a beneficial conversion feature on issuance of the notes of $8,750 and $16,250, respectively, which is included as interest expense.

(d) At June 30, 2016, notes payable due to The Matthews Group totaled $216,648. During the six months ended December 31, 2016, $219,883 of notes payable were issued to The Matthews Group, and accrued interest of $17,876 was added to principal. At December 31, 2016, notes payable due to The Matthews Group totaled $454,407. The notes are unsecured, accrued interest at 10% per annum, and are due on demand. The notes were made in relation to a management services agreement with The Matthews Group (see Note 7).

(e) At June 30, 2016, convertible notes due other related parties totaled $237,725. During the six months ended December 31, 2016, accrued interest of $8,163 was added to principal. At December 31, 2016 convertible notes due other related parties totaled $245,978. The notes are unsecured and accrue interest at rates ranging from 8% to 10% per annum. At December 31, 2016, $183,874 of the notes are in default, and the balance of $62,104 is due on demand. At December 31, 2016, $183,874 of the notes are convertible at a conversion price of $0.30 per share into 612,913 shares of the Company’s common stock, $23,505 of the notes are convertible at a conversion price of $0.10 per share into 235,050 shares of the Company’s common stock, and $38,599 of the notes are convertible at a conversion price of $0.08 per share into 472,488 shares of the Company’s common stock.

(f) On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual had loaned the Company $250,000 in prior years and was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  The Company recorded a gain on the settlement of $364,686 in the accompanying condensed consolidated statement of operations for the six months ended December 31, 2016. As of December 31, 2016, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 4 - DERIVATIVE LIABILITIES

From time to time, the Company issues convertible notes payable with embedded conversion features and options to purchase common stock. Pursuant to the FASB authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, when there are insufficient authorized shares, the obligation for the exercise of the convertible instrument should be classified as a liability and measured at fair value. In December 2016, the Company determined that there were not sufficient authorized shares of common stock available for issuance upon conversion of certain of its convertible notes. As a result, in December 2016, the Company recorded a charge for the fair value of the derivative liabilities of $182,000. The conversion feature of the notes is re-measured at the end of every reporting period with the change in value reported in the consolidated statement of operations.

The derivative liability was valued at the following dates using a Black-Scholes-Merton model with the following assumptions:

December 31, 2016
Conversion feature:
Risk-free interest rate	0.07%
Expected volatility	99%
Expected life (in years)	1.2 years
Expected dividend yield	—
Fair Value:
Conversion feature	$182,000

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company used its own historical stock’s volatility as the estimated volatility. The expected life of the conversion feature of the notes or options was based on the estimated remaining terms of the notes or options, or expected settlement date for notes due on demand or that have matured. The expected dividend yield was based on the fact that the Company has not customarily paid dividends to its holders of common stock in the past and does not expect to pay dividends to holders of its common stock in the future.

NOTE 5 - STOCKHOLDERS’ DEFICIENCY

As of December 31, 2016 and June 30, 2016, 145,000 shares of common stock with an aggregate value of $12,500 have not been issued and are reflected as common shares to be issued in the accompanying condensed consolidated balance sheet.

NOTE 6 – STOCK OPTIONS

Stock Options

A summary of stock options for the six months ended December 31, 2016 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at June 30, 2016	2,510,000	$0.08
Granted	—	$0.00
Forfeited	(10,000)	$0.08
Outstanding at December 31, 2016	2,500,000	$0.08
Exercisable at December 31, 2016	2,500,000	$0.08

At December 31, 2016, the Company had 2,500,000 of options outstanding and exercisable. The options expire in February, 2020, and are exercisable at $0.08 per share. There were no options granted during the six months ended December 31, 2016 and the Company recognized no stock-based compensation expense related to stock options during the three and six months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was no remaining unrecognized compensation costs related to stock options, and the intrinsic value of these options was $50,000.

Additional information regarding options outstanding as of December 31, 2016 is as follows:

Options Outstanding at December 31, 2016				Options Exercisable at December 31, 2016
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.08	2,500,000	3.25	$0.08	2,500,000	$0.08
	2,500,000			2,500,000

The weighted-average remaining contractual life of stock options outstanding and exercisable at December 31, 2016 is 3.25 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Notes 1 and 3).

During the six months ended December 31, 2016, The Matthews Group loaned the Company $427,500 of convertible notes. At December 31, 2016, convertible notes of $1,136,489 are due The Matthews Group (see Note 3).

The Company has a management services agreement with The Matthews Group to manage all facets of the Company’s previous barcode technology operations, on behalf of The Matthews Group, through May 30, 2017. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues from the barcode technology operations. During the three and six months ended December 31, 2016, the Company recorded revenue related to this agreement of $52,430 and $75,330, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the six months ended December 31, 2016, cash flow loans of $219,883 were made to the Company at 10% interest per annum and due on demand. At December 31, 2016, cash flow loans of $454,407 are due to The Matthews Group (see Note 3).

At various times throughout the Company’s history, the Company received various unsecured, non-interest bearing, due on demand advances from its Chief Executive Officer, Ms. Van Tran, a related party. The balances due Ms. Tran as of December 31, 2016 and June 30, 2016 were $96,110 and $96,110, respectively. These advances have been classified as accounts payable, related party on the accompanying condensed consolidated balance sheets.

The Company leases its office facilities from Ms. Tran. For both the three and six months ended December 30, 2016 and 2015, rental payments to Ms. Van Tran totaled $12,750 and $25,500, respectively.

NOTE 8 – SUBSEQUENT EVENTS

On February 8, 2017, the Company agreed to acquire certain assets consisting mostly of intellectual property and certain existing contracts of Pacific Bell, Inc.  Pacific Bell is engaged in developing WiFi/WiMAX solutions for users worldwide.  The Company agreed to issue 2,000,000 restricted shares of the Company’s common stock valued at $200,000.  The Company also entered into a five-year employment agreement with the Seller, for which the Company will pay a base salary and a performance bonus equal to 25% of Pacific Bell’s annual net income, as defined, up to $3,000,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended December 31, 2016 compared to December 31, 2015

We had a net loss of $427,678 in the three months ended December 31, 2016 compared to net loss of $282,895 in the three months ended December 31, 2015.

Revenues

Details of revenues are as follows:

	Three Months Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Mobile Banking Technology	$37,130	$71,458	$(34,328)	(48.0)
Other revenue, related party	52,430	21,968	30,462	138.7
Total Revenues	$89,560	$93,426	$(3,866)	(4.1)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended December 31, 2016 and 2015 were $37,130 and $71,458, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions during the three months ended December 31, 2016 (see Note 1 to Consolidated Financial Statements).

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2017. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $52,430 and $21,968, from the barcode technology business during the three month ended December 31 2016, respectively.

Cost of Sales

Cost of sales for the three months ended December 31, 2016 and 2015, totaled $90,300 and $110,952, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the three months ended December 31, 2016 were $186,558 compared to $150,387 for three months ended December 31, 2015. The increase in general and administrative expenses was primarily from an increase in professional services fees as compared to the same period of the prior year.

Sales and marketing expenses for the three months ended December 31, 2016 were $390 compared to $2,566 for three months ended December 31, 2015. The decrease in sales and marketing expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year,

Research and development expenses for the three months ended December 31, 2016 were $11,390 compared to $23,232 for three months ended December 31, 2015. The decrease in research and development expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year,

Other Expenses

Interest expense and financing costs for the three months ended December 31, 2016 and 2015, was $46,600 and $89,183, respectively. The decrease was primarily a result of a reduction in non-cash expense relating to the beneficial conversion feature of convertible notes payables during the three months ended December 31, 2016 as compared to the same period of the prior year.

For the three months ended December 31, 2016, the Company recognized an expense related to the fair value of derivatives liabilities of $182,000. No similar activity occurred during the same period of the prior year.

Results of Operations – Six Months Ended December 31, 2016 compared to December 31, 2015

We had a net loss of $284,920 in the six months ended December 31, 2016 compared to net loss of $1,077,759 in the six months ended December 31, 2015.

Revenues

Details of revenues are as follows:

	Six Months Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Mobile Banking Technology	$84,210	$138,721	$(54,511)	(39.3)
Barcode Technology (Sold September 30, 2015)	—	133,714	(133,714)	(100.0)
Other revenue, related party	75,330	21,968	53,362	242.9
Total Revenues	$159,540	$294,403	$(134,863)	(45.8)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the six months ended December 31, 2016 and 2015 were $84,210 and $138,721, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions during the six months ended December 31, 2016 (see Note 1 to Consolidated Financial Statements).

Barcode Technology (Sold September 30, 2015)

On December 31, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology. Barcode Technology revenue for the six months ended December 31, 2015 represents the revenue earned from July 1, 2015 to December 31, 2015, the date it was sold.

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2017. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $75,330 and $21,968, from the barcode technology business during the six months ended December 31 2016, respectively.

Cost of Sales

Cost of sales for the six months ended December 31, 2016 and 2015, totaled $148,860 and $197,588, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the six months ended December 31, 2016 were $357,000 compared to $364,933 for six months ended December 31, 2015. The decrease in general and administrative expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year. The decrease was primarily from expense reductions relating to the sale of its barcode technology business as compared to the same period of the prior year.

Sales and marketing expenses for the six months ended December 31, 2016 were $5,560 compared to $16,641 for six months ended December 31, 2015. The decrease in sales and marketing expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year,

Research and development expenses for the six months ended December 31, 2016 were $22,130 compared to $41,817 for six months ended December 31, 2015. The decrease in research and development expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year,

Other Income (Expenses)

During the six months ended December 31, 2016, the Company recorded a gain on settlement of $364,690 (see Note 3 to Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

Interest expense and financing costs for the six months ended December 31, 2016 and 2015, was $93,600 and $751,183, respectively. The decrease was the result of certain non-cash financing costs that occurred during the prior year for which no similar activity occurred during the six months ended December 31, 2016.

During the six months ended December 31, 2016, the Company recognized an expense related to the fair value of derivatives liabilities of $182,000. No similar activity occurred during the same period of the prior year.

Capital Expenditures and Commitments

No capital purchases were made during the six months ended December 31, 2016.

Liquidity

Our cash balance at December 31, 2016 increased to $123,090 as compared to $60,953 at June 30, 2016. The increase was the result of $585,246 in cash used in operating activities offset by $653,379 in cash provided by financing activities. Net cash used in operations during the six months ended December 31, 2016 was $585,246 compared with $319,142 of net cash used in operations during the same period of the prior year. Cash used in operations during the six months ended December 31, 2016 was primarily due to our net loss in the period of $102,920 offset by non-cash expenses of $235,751. Net cash provided by financing activities of $647,383 during the six months ended December 31, 2016 was due to proceeds received from notes payable of $647,383. During the same period of the prior year, net cash provided by financing activities of $106,000 was from proceeds received from notes payable of $108,500 offset by payments of $2,500 on notes payable.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2016, the Company used cash in operating activities of $585,246, and at December 31, 2016, the Company had a working capital deficit of $3,212,962 and a stockholders’ deficiency of $3,319,842. In addition, as of December 31, 2016, the Company is delinquent in payment of $709,849 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Commitments and Contractual Obligations

The Company has one annual lease commitment of $51,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, which expired on June 30, 2015, and was automatically extended until June 30, 2017. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. As of December 31, 2016, the total amount of the remaining one-year lease commitment is $25,200.

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

Recently Issued Accounting Standards

See Footnote 1 of the condensed consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2016.

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

ITEM 1 - LEGAL PROCEEDINGS

The Company is subject to various legal proceedings from time to time in the ordinary course of business, none of which is required to be disclosed under this Item 1.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $806,832 representing principal and accrued interest as of December 31, 2016.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 -OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2016 and June 30, 2015; (ii) Consolidated Statement of Operations for the three and six months ended December 31, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Deficit as at December 31, 2016; (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015; (v) Notes to the Consolidated Financial Statements.

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

VERITEC, INC.

February 14, 2017	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

