Form 10-Q/A
period 2016-12-31
VERITEC INC
filed 2017-02-23
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q/A

Amendment #1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 as originally filed with the Securities and Exchange Commission on February 15, 2017 (the “Original Form 10-Q”): (i) Note 8 of the Condensed Consolidated Financial Statements, and (ii) Item 5 – Other Information of Part II. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above.

2

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

NOTE 8 – SUBSEQUENT EVENTS

On February 8, 2017, the Company agreed to acquire certain assets consisting mostly of intellectual property and certain existing contracts of Public Bell, Inc.  Public Bell is engaged in developing WiFi/WiMAX solutions for users worldwide.  The Company agreed to issue 2,000,000 restricted shares of the Company’s common stock valued at $200,000.  The Company also entered into a five-year employment agreement with the Seller, for which the Company will pay a base salary and a performance bonus equal to 25% of Public Bell’s annual net income, as defined, up to $3,000,000.

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

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2016, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

§	We have assigned our audit committee with oversight responsibilities.
§	Our financial statements, periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended, our monthly bank statements and imaged checks are now continuously reviewed by our chief financial officer and chief executive officer.
§	All significant contracts are now being reviewed and approved by our board of directors in conjunction with the chief executive officer.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 -OTHER INFORMATION

On February 8, 2017, the Company agreed to acquire certain assets consisting mostly of intellectual property and certain existing contracts of Public Bell, Inc.  Public Bell is engaged in developing WiFi/WiMAX solutions for users worldwide.  The Company agreed to issue 2,000,000 restricted shares of the Company’s common stock valued at $200,000.  The Company also entered into a five-year employment agreement with the Seller, for which the Company will pay a base salary and a performance bonus equal to 25% of Public Bell’s annual net income, as defined, up to $3,000,000.

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

