Form 10-Q
period 2017-03-31
VERITEC INC
filed 2017-05-22
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Ac9t of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐  No ☒

As of March 31, 2017, there were 39,538,007 shares of the issuer’s common stock outstanding.

1

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

PART I

ITEM 1. FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	June 30, 2016
ASSETS

Current Assets:
Cash	$53,400	$60,953
Accounts receivable	14,428	9,309
Prepaid expenses	8,294	1,897
Total Current Assets	76,122	72,159

Equipment, net	—	171
Intangibles, net	220,972	80,208

Total Assets	$297,094	$152,538

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$643,888	$624,153
Accounts payable, related party	96,110	96,110
Accrued expenses	73,364	75,374
Payroll tax liabilities	—	238,718
Notes payable	568,588	548,384
Notes payable, related party	2,117,048	1,484,211
Customer deposits	—	25,000
Deferred revenues	84,993	138,760
Derivative liabilities	664,000	—
Total Current Liabilities	4,247,991	3,230,710

Contingent earnout liability	155,000	155,000
Total Liabilities	4,402,991	3,385,710

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 39,538,007 shares issued and outstanding as of March 31, 2017 and June 30, 2016	395,380	395,380
Common stock to be issued, 2,145,000 shares and 145,000 shares to be issued as of March 31, 2017 and June 30, 2016, respectively	212,500	12,500
Additional paid-in capital	17,974,576	17,939,576
Accumulated deficit	(22,689,353)	(21,581,628)
Total Stockholders' Deficiency	(4,105,897)	(3,233,172)
Total Liabilities and Stockholders’ Deficiency	$297,094	$152,538

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$35,790	$59,803
Management fee revenue-related party	68,461	16,098
Total revenue	104,251	75,901

Cost of sales	54,222	52,722

Gross profit	50,029	23,179

Operating Expenses:
General and administrative	193,922	170,451
Sales and marketing	57,026	—
Research and development	65,361	17,248
Total operating expenses	316,309	187,699

Loss from operations	(266,280)	(164,520)

Other Expense:
Change in fair value of derivative liabilities	(482,000)	—
Interest expense, including $67,787 and $45,581, respectively, to related parties	(74,525)	(51,658)
Total other expense	(556,525)	(51,658)

Net Loss	$(822,805)	$(216,178)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	39,538,007	39,538,007

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Nine Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$120,000	$198,524
Management fee revenue-related party	143,791	38,066
Barcode technology revenue	—	133,714
Total revenue	263,791	370,304

Cost of sales	203,082	250,310

Gross profit	60,709	119,994

Operating Expenses:
General and administrative	550,922	567,468
Sales and marketing	62,586	16,641
Research and development	87,491	59,064
Total operating expenses	700,999	643,173

Loss from operations	(640,290)	(523,179)

Other Income (Expense):
Gain on settlement-former officer	364,690	—
Expense related to fair value of derivative liabilities	(182,000)
Change in fair value of derivative liabilities	(482,000)	—
Interest expense, including $147,918 and $750,699, respectively, to related parties	(168,125)	(770,758)
Total other income (expense)	(467,435)	(770,758)

Net Loss	$(1,107,725)	$(1,293,937)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	39,538,007	31,575,147

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, July 1, 2016	1,000	$1,000	39,538,007	$395,380	$12,500	$17,939,576	$(21,581,628)	$(3,233,172)
Shares to be issued for asset acquisition					200,000	—	—	200,000
Beneficial conversion feature on issuance of convertible notes payable-related party	—	—	—	—	—	35,000	—	35,000
Net Loss	—	—	—	—	—	—	(1,107,725)	(1,107,725)

BALANCE, March 31, 2017 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$212,500	$17,974,576	$(22,689,353)	$(4,105,897)

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,107,725)	$(1,293,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171	309
Amortization	59,236	48,125
Allowance for inventory obsolescence	—	14,461
Shares to be issued for services	—	2,100
Gain on settlement-former officer	(364,690)	—
Expense related to fair value of derivative liabilities	182,000	—
Change in fair value of derivative liabilities	482,000
Beneficial conversion feature on issuance of convertible notes payable-related party	35,000	77,188
Fair value of shares issued as inducement for conversion of notes payable-related party	—	452,770
Modification cost of conversion feature of note payable	—	136,000
Changes in operating assets and liabilities:
Accounts receivable	(5,119)	23,363
Restricted cash	—	26,631
Prepaid expenses	(6,397)	17,746
Accounts payable	(5,265)	(11,549)
Accrued expenses	(2,010)	43,884
Payroll tax liabilities	(238,718)	(130,800)
Deferred revenues	(53,767)	(96,453)
Accrued interest	130,625	104,532
Net cash used in operating activities	(894,659)	(565,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable-related party	477,500	441,389
Proceeds from notes payable-related party	409,606	124,357
Payment on notes payable-related party	—	(2,500)
Net cash provided by financing activities	887,106	563,246

NET DECREASE IN CASH	(7,553)	(22,384)
CASH AT BEGINNING OF PERIOD	60,953	52,762
CASH AT END OF PERIOD	$53,400	$30,378

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party capital contribution on sale of assets offset to related party notes payable balance	$—	$670,000
Conversion of notes payable into common stock	$—	$1,775,434
Reclassification of customer deposit to accounts payable	$25,000	$—
Shares to be issued for asset acquisition	$200,000	$—

See accompanying notes

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Veritec, Inc. (Veritec) was formed in the State of Nevada on September 8, 1982. Veritec’s wholly owned subsidiaries include Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. (collectively the “Company”).

Nature of Business

The Company is primarily engaged in the development, sales, and licensing of products and providing services related to its mobile communication and mobile banking solutions. Prior to its sale on September 30, 2015, the Company was also focused on its proprietary two-dimensional matrix symbology (also commonly referred to as “two-dimensional barcodes” or “2D barcodes”).

Mobile Banking Solutions

On January 12, 2009, Veritec formed Veritec Financial Systems, Inc., a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In 2009 through 2016, the Company has had agreements with various banks, including Security First Bank (terminated in October 2010), Palm Desert National Bank (which was later assigned to First California Bank and subsequently Pacific Western Bank that terminated in June 2013), and Central Bank of Kansas City (“CBKC”). Late in the fiscal year ended June 30, 2016, the relationship between CBKC and the Company ended and the Company is currently seeking a bank to sponsor its Prepaid Card programs (see below). As a Cardholder Independent Sales Organization, Veritec is able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa branded card programs on behalf of its sponsoring bank. The Company has a portfolio of five United States and eight foreign patents. In addition, we have seven U.S. and twenty-eight foreign pending patent applications.

Mobile Communications Solutions

On February 8, 2017, the Company acquired certain intellectual property (see Note 2). Through the acquisition of the intellectual property and upon completion of software projected by August, 2017, the Company plans to offer customers cloud based mobile communications services for homes and businesses.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. The Condensed Consolidated Balance Sheet information as of June 30, 2016 was derived from the Company’s audited Condensed Consolidated Financial Statements as of and for the year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2016. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2017, the Company incurred a net loss of $1,107,725 and used cash in operating activities of $894,659, and at March 31, 2017, the Company had a working capital deficit of $4,171,869 and a stockholders’ deficiency of $4,105,897. In addition, as of March 31, 2017, the Company is delinquent in payment of $532,344 of its notes payable and $185,874 of its notes payable-related parties. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of long lived assets, accruals for potential liabilities, and assumptions used in valuing derivatives and stock-based compensation, and the valuation of deferred taxes.

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and current liabilities, including notes payable and convertible notes, approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

At March 31, 2017, the Company’s Condensed Consolidated Balance Sheet included the fair value of derivative liabilities of $664,000, which was based on Level 2 measurements. At June 30, 2016, the Company did not have derivative liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Condensed Consolidated Statements of Operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

For the three and nine months ended March 31, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. At March 31, 2017, the Company’s Series H Preferred Stock, Convertible Notes Payable and Options were antidilutive because their exercise prices and conversion prices were out of the money.

As of March 31, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of March 31,
	2017	2016
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	17,533,531	7,884,519
Options	2,500,000	2,510,000
Total	20,043,531	10,404,519

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company did not have cash balances in excess of the guarantee during the nine months ended March 31, 2017.

During the three months ended March 31, 2017, the Company had two customers that represented an aggregate of 78% (66% and 12%) of our revenue. During the three months ended March 31, 2016, the Company had three customers that represented an aggregate of 59% (24%, 19% and 16%) of our revenue.

During the nine months ended March 31, 2017, the Company had two customers that represented an aggregate of 65% (53% and 12%) of our revenue. During the nine months ended March 31, 2016, the Company had no customers that accounted for more than 10% of our revenue.

Foreign Revenues

During the three months ended March 31, 2017 and 2016, the Company had no foreign revenues.

During the nine months ended March 31, 2017, the Company had no foreign revenues. During the nine months ended March 31, 2016, foreign revenues accounted for 36% (11% Taiwan, 10% China, and 15% others) of the Company’s total revenues.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, an update to ASC Topic 805, Business Combinations. ASU 2017-01 narrows the definition of a business and provides a framework for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 clarifies that when substantially all the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 also requires that a set cannot be considered a business unless it includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted, including adoption in an interim period. The Company early adopted the provisions of ASU 2017-01 on January 1, 2017, and concluded that the acquisition of certain intellectual property in February 2017 (see Note 2) did not meet the definition of a business and was treated as an asset acquisition.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 – INTANGIBLE ASSETS

Intangible assets consists of the following at March 31, 2017 and June 30, 2016:

		March 31, 2017	June 30, 2016
(a)	Contract commitments	$192,500	$192,500
(b)	Intellectual property	200,000	—
		392,500	192,500
	Less accumulated amortization	(171,528)	(112,292)
	Intangible assets, net	$220,972	$80,208

For the three and nine months ended March 31, 2017 and 2016, the Company recorded $27,153 and $59,236, and $16,042 and $48,042, of amortization expense respectively, related to intangible assets which is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

Estimated future amortization expense for intangible assets is as follows: Remainder of June 30, 2017 $32,666; June 30, 2018 $82,750; June 30, 2019 $66,660; and June 30, 2020 $38,896.

(a) On September 30, 2014, the Company acquired certain assets and liabilities of Tangible Payments LLC for $192,500, including a contingent earnout payment of $155,000. The Company assigned $192,500 of the purchase price to contract commitments which are amortized over a three year period. As of March 31, 2017 and June 30, 2016, the unamortized balance of contract commitments was $32,083 and $80,208, respectively. The earnout payment of $155,000 is payable on a monthly basis from the net profits derived from the acquired assets, as defined. From the date of the acquisition and up to March 31, 2017, there was no net profit derived from the acquired assets and accordingly, no payments were made on the earnout. The earnout payment is due in full at such time as the Company receives equity investments aggregating $1.3 million.

(b) On February 8, 2017, the Company, through its wholly-owned subsidiary, Public Bell, a Delaware corporation, acquired certain intellectual property from Public Bell, Inc., a California corporation and C. Nguyen, its sole shareholder. The intellectual property is related to the development of mobile and Wi-Fi/WiMax software applications. In consideration, the Company agreed to issue 2,000,000 restricted shares of the Company’s common stock valued at $200,000 to Nguyen, based on the closing price of the Company’s stock on the date of the transaction. As the assets acquired do not constitute a business, the Company accounted for this as an asset acquisition. Accordingly the Company valued the acquired intellectual property at $200,000 which will be amortized over a two year period. As of March 31, 2017, the unamortized balance of the intellectual property was $188,889. In addition, the Company entered into a five-year employment agreement with Nguyen. The Company agreed to pay Nguyen a base salary of $30,000 per annum and a performance bonus equal to 25% of the Company’s wholly-owned subsidiary, Public Bell’s annual net income, as defined, up to $3,000,000. Given the preliminary stage of development of the operations of this subsidiary and the level of uncertainty that exists related to future probability, management has assessed the likelihood of payment under this bonus as being remote. Accordingly, no contingent earnout liability was recorded when the purchase of the intellectual property assets was recorded.

NOTE 3 – NOTES PAYABLE

Notes payable-in default

Notes payable includes principal and accrued interest and consists of the following at March 31, 2017 and June 30, 2016:

		March 31, 2017	June 30, 2016
(a)	Convertible notes-in default	$202,750	$195,655
(b)	Notes payable-in default	365,838	352,729
	Total notes-third parties	$568,588	$548,384

(a) At June 30, 2016, convertible notes totaled $195,655. During the nine months ended March 31, 2017, accrued interest of $7,095 was added to principal. At March 31, 2017, convertible notes totaled $202,750. The notes are unsecured, and interest accrues at rates ranging from 5% to 8% per annum. At March 31, 2017, $166,506 of notes were due through 2011 and are in default. These notes are convertible at a conversion price of $0.30 per share into 555,021 shares of the Company’s common stock. The balance of $36,244 is due on demand, and is convertible at a conversion price of $0.08 per share into 453,051 shares of the Company’s common stock.

(b) At June 30, 2016, notes payable totaled $352,729. During the nine months ended March 31, 2017, accrued interest of $13,109 was added to principal. At March 31, 2017, the notes payable totaled $365,838. $330,555 of notes are secured by the Company’s intellectual property, and $35,283 of notes are unsecured. Interest accrues at rates ranging from 6.5% to 10% per annum. The total of $365,838 was due in 2012, and is in default.

Notes payable-related party

Notes payable-related includes principal and accrued interest and consists of the following at March 31, 2017 and June 30, 2016:

		March 31, 2017	June 30, 2016
(c)	Convertible notes-The Matthews Group	$ 1 ,210,116	$669,648
(d)	Notes payable-The Matthews Group	658,704	216,648
(e)	Convertible notes-other related-in default	248,228	237,725
(f)	Convertible notes-former officer	—	360,190
	Total notes-related party	$2,117,048	$1,484,211

(c) The Matthews Group (see Note 7) is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2016, convertible notes due to The Matthews Group totaled $669,648. During the nine months ended March 31, 2017, $477,500 of convertible notes were issued to The Matthews Group, and accrued interest of $62,968 was added to principal. At March 31, 2017, convertible notes due to The Matthews Group totaled $1,210,116. The notes are unsecured, interest accrues at rates ranging from 8% to 10% per annum, and are due on demand. At March 31, 2017, the notes are convertible at a conversion price of $0.08 per share into 15,126,454 shares of the Company’s common stock. During the three and nine months ended March 31, 2017, the market price on the date some of the notes were issued was in excess of the conversion price, and as a result the Company recorded a beneficial conversion feature on issuance of the notes of $18,750 and $35,000, respectively, which is included in interest expense and financing costs in the Condensed Consolidated Statements of Operations. During the three and nine months ended March 31, 2016, the Company recorded a beneficial conversion feature on issuance of the notes of $22,000 and $77,188, respectively

(d) At June 30, 2016, notes payable due to The Matthews Group totaled $216,648. During the nine months ended March 31, 2017, $409,606 of notes payable were issued to The Matthews Group, and accrued interest of $32,450 was added to principal. At March 31, 2017, notes payable due to The Matthews Group totaled $658,704. The notes are unsecured, accrued interest at 10% per annum, and are due on demand. The notes were made in relation to a management services agreement with The Matthews Group (see Note 7).

(e) At June 30, 2016, convertible notes due other related parties totaled $237,725. During the nine months ended March 31, 2017, accrued interest of $10,503 was added to principal. At March 31, 2017 convertible notes due other related parties totaled $248,228. The notes are unsecured and accrue interest at rates ranging from 8% to 10% per annum. At March 31, 2017, $185,874 of the notes were due in 2010 and are in default, and the balance of $62,354 is due on demand. At March 31, 2017, $185,874 of the notes are convertible at a conversion price of $0.30 per share into 619,581 shares of the Company’s common stock, $23,505 of the notes are convertible at a conversion price of $0.10 per share into 235,050 shares of the Company’s common stock, and $38,849 of the notes are convertible at a conversion price of $0.08 per share into 485,613 shares of the Company’s common stock.

(f) On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual had loaned the Company $250,000 in prior years and was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  The Company recorded a gain on the settlement of $364,686 in the accompanying Condensed Consolidated Statements of Operations for the nine months ended March 31, 2017. As of March 31, 2017, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 4 - DERIVATIVE LIABILITIES

From time to time, the Company issues convertible notes payable with embedded conversion features and options to purchase common stock. Pursuant to the FASB authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, when there are insufficient authorized shares, the obligation for the exercise of the convertible instrument should be classified as a liability and measured at fair value. During the nine months ended March 31, 2017, the Company determined that there were not sufficient authorized shares of common stock available for issuance upon conversion of certain of its convertible notes. During the nine months ended March 31, 2017, the Company recorded an expense related to fair value of derivative liabilities of $182,000. During the three and nine months ended March 31, 2017, the Company recorded a change in the fair value of the derivative liabilities of $482,000. The conversion feature of the notes is re-measured at the end of every reporting period with the change in value reported in the Condensed Consolidated Statements of Operations.

The derivative liability was valued at the following dates using a Black-Scholes-Merton model with the following assumptions:

	March 31, 2017	December 31, 2017
Conversion feature:
Risk-free interest rate	1.5%	0.07%
Expected volatility	124%	99%
Expected life (in years)	1 - 2.7 years	1.2 years
Expected dividend yield	—	—
Fair Value:
Conversion feature	$664,000	$182,000

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

NOTE 5 - STOCKHOLDERS’ DEFICIENCY

As of March 31, 2017 and June 30, 2016, 2,145,000 and 145,000 shares of common stock issuable with an aggregate value of $212,500 and $12,500, respectively, have not been issued and are reflected as common shares to be issued in the accompanying Condensed Consolidated Balance Sheets, respectively.

NOTE 6 – STOCK OPTIONS

Stock Options

A summary of stock options for the nine months ended March 31, 2017 is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price
Outstanding at June 30, 2016	2,510,000	$0.08
Granted	—	$0.00
Forfeited	(10,000)	$0.08
Outstanding at March 31, 2017	2,500,000	$0.08
Exercisable at March 31, 2017	2,500,000	$0.08

At March 31, 2017, the Company had 2,500,000 of options outstanding and exercisable. The options expire in February, 2020, and are exercisable at $0.08 per share. There were no options granted during the nine months ended March 31, 2017 and the Company recognized no stock-based compensation expense related to stock options during the three and nine months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was no remaining unrecognized compensation costs related to stock options, and the intrinsic value of these options was $62,500.

Additional information regarding options outstanding as of March 31, 2017 is as follows:

Options Outstanding at March 31, 2017				Options Exercisable at March 31, 2017
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.08	2,500,000	2.75	$0.08	2,500,000	$0.08
	2,500,000			2,500,000

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2017 is 2.75 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Notes 1 and 3).

Barcode Technology management services agreement and loans

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through May 30, 2017. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues from the barcode technology operations. During the three and nine months ended March 31, 2017 and 2016, the Company recorded management fee revenue related to this agreement of $68,461 and $143,791, and $16,098 and $38,066, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the nine months ended March 31, 2017 and 2016, cash flow loans of $409,606 and $124,357, respectively, were made to the Company at 10% interest per annum and due on demand. At March 31, 2017, cash flow loans of $658,704 are due to The Matthews Group (see Note 3).

During the nine months ended March 31, 2017, The Matthews Group loaned the Company $477,500 of convertible notes. At March 31, 2017, convertible notes of $1,210,116 are due The Matthews Group (see Note 3).

On March 1, 2017, the Company’s wholly owned subsidiary, Public Bell, Inc., entered into an Exclusive Product Provider Agreement (“Agreement”) with an affiliate of American Heritage College (AHC). Ms. Van Tran, the Company’s CEO/Executive Chair, is a part owner of the affiliate of AHC. Public Bell paid AHC $50,000 in exchange for AHC agreeing to purchase Wi-Fi/WiMax broadband equipment exclusively from Public Bell and for the exclusive right to provide future products and services to AHC. During both the three and nine months ended March 31, 2017, the $50,000 paid to AHC was recorded to sales and marketing expense in the accompanying Condensed Consolidated Statements of Operations.

As of March 31, 2017 and June 30, 2016, $96,110 and $96,110, respectively, of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Condensed Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

The Company leases its office facilities from Ms. Tran. For both the three and nine months ended March 31, 2017 and 2016, rental payments to Ms. Van Tran totaled $12,750 and $38,250, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On September 22, 2016, the Company announced that it has entered into a Non-Binding Letter of Intent (“LOI”) to acquire all of Flathead Bancorporation, Inc.’s (“FB”) issued and outstanding shares. FB is the majority owner of First Citizens Bank of Polson, Montana (“Citizens Bank”). If the Company is successful with its proposal to FB, the Company plans to use its mobile banking technology products and services with Citizens Bank. Under the proposed terms of the LOI, Veritec would acquire 9.9 percent of FB’s issued and outstanding shares for $320,000 at the closing date. Veritec plans to purchase the remaining 90.1 percent of FB’s outstanding common shares within three years of the closing date for $2,880,000. The transaction is subject to, among other things, Veritec being able to obtain funding and obtain regulatory approval from applicable banking authorities. The Company is currently evaluating its options related to this transaction including its termination.

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), which is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member in the JV and VAC will be a 70% member in the JV. Pursuant to the agreement, the Company will grant a license of certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition VAC has agreed to raise all funds to capitalize the JV. As of March 31, 2017, the JV has not received funding and the Company is currently evaluating its options related to the JV including its termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2017 compared to March 31, 2016

We had a net loss of $822,805 in the three months ended March 31, 2017 compared to net loss of $216,178 in the three months ended March 31, 2016.

Revenues

Details of revenues are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Mobile Banking Technology	$35,790	$59,803	$(24,013)	(40.2)
Other revenue, related party	68,461	16,098	52,363	325.3
Total Revenues	$104,251	$75,901	$28,350	37.4

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended March 31, 2017 and 2016 were $35,790 and $59,803, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions during the three months ended March 31, 2017 (see Note 1 to Condensed Consolidated Financial Statements).

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2017. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $68,461 and $16,098, from the barcode technology business during the three month ended March 31, 2017, and 2016, respectively.

Cost of Sales

Cost of sales for the three months ended March 31, 2017 and 2016 were comparable at $54,222 and $52,722, respectively.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $193,922 compared to $170,451, respectively. The increase in general and administrative expenses was realized from the creation and operation of a new division, Public Bell, Inc. (see Note 1 of the Condensed Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

Sales and marketing expenses for the three months ended March 31, 2017 and 2016 were $57,026 compared to $0, respectively. The increase in sales and marketing expenses was primarily from the recording of a $50,000 expense relating to the signing of an Exclusive Products Provider Agreement during the period (see Note 7 of the Condensed Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

Research and development expenses for the three months ended March 31, 2017 and 2016 were $65,361 compared to $17,248 for three months ended March 31, 2016. The increase in research and development expenses was primarily related to software development expenses relating to the development of assets acquired during the period (see Note 2 of the Condensed Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

Other Expenses

For the three months ended March 31, 2017, the Company recognized an expense related to the fair value of derivatives liabilities of $482,000. No similar activity occurred during the same period of the prior year.

Interest expense and financing costs for the three months ended March 31, 2017 and 2016 were $74,525 and $51,658, respectively. The increase was primarily a result of increased debt levels offset by a reduction in non-cash expense relating to the beneficial conversion feature of convertible notes payables during the three months ended March 31, 2017 as compared to the same period of the prior year.

Results of Operations – Nine months Ended March 31, 2017 compared to March 31, 2016

We had a net loss of $1,107,725 in the nine months ended March 31, 2017 compared to net loss of $1,293,937 in the nine months ended March 31, 2016.

Revenues

Details of revenues are as follows:

	Nine months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Mobile Banking Technology	$120,000	$198,524	$(78,524)	(39.6)
Barcode Technology (Sold September 30, 2015)	—	133,714	(133,714)	(100.0)
Other revenue, related party	143,791	38,066	105,725	277.7
Total Revenues	$263,791	$370,304	$(106,513)	(28.8)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the nine months ended March 31, 2017 and 2016 were $120,000 and $198,524, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions during the nine months ended March 31, 2017 (see Note 1 to Consolidated Financial Statements).

Barcode Technology (Sold September 30, 2015)

On December 31, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology. Barcode Technology revenue for the nine months ended March 31, 2016 represents the revenue earned from July 1, 2015 to September 30, 2015, the date it was sold.

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company will manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to May 30, 2017. Per the terms of the management services agreement, the Company earned 20% of all revenues, or $143,791 and $38,066, from the barcode technology business during the nine months ended March 31, 2017 and 2016, respectively.

Cost of Sales

Cost of sales for the nine months ended March 31, 2017 and 2016, totaled $203,082 and $250,310, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the nine months ended March 31, 2017 were $550,922 compared to $567,468 for nine months ended March 31, 2016. The decrease in general and administrative expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above, offset by an increase in general and administrative expenses realized from the creation and operation of its new division, Public Bell, Inc. (See Note 1 of the Condensed Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

Sales and marketing expenses for the nine months ended March 31, 2017 were $62,586 compared to $16,641 for nine months ended March 31, 2016. The increase in sales and marketing expenses was primarily from the recording of a $50,000 expense relating to an Exclusive Products Provider Agreement (See Note 9 of the Condensed Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

Research and development expenses for the nine months ended March 31, 2017 were $87,491 compared to $59,064 for nine months ended March 31, 2016. The increase in expenses was primarily related to software development expenses relating to the development of assets acquired during the period (see Note 2 of the Condensed Consolidated Financial Statements).

Other Income (Expenses)

During the nine months ended March 31, 2017, the Company recorded a gain on settlement of $364,690 (see Note 3 to Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

During the nine months ended March 31, 2017, the Company recognized an expense related to the fair value of derivatives liabilities of $664,000. No similar activity occurred during the same period of the prior year.

Interest expense and financing costs for the nine months ended March 31, 2017 and 2016, was $168,121 and $770,758, respectively. The decrease was the result of certain non-cash financing costs that occurred during the prior year for which no similar activity occurred during the nine months ended March 31, 2017.

Capital Expenditures and Commitments

No capital purchases were made during the nine months ended March 31, 2017.

Liquidity

Our cash balance at March 31, 2017 decreased to $53,400 as compared to $60,953 at June 30, 2016. The decrease was the result of $894,659 in cash used in operating activities offset by $887,106 in cash provided by financing activities. Net cash used in operations during the nine months ended March 31, 2017 was $894,659 compared with $319,142 of net cash used in operations during the same period of the prior year. Cash used in operations during the nine months ended March 31, 2017 was primarily due to our net loss in the period of $1,107,725. Net cash provided by financing activities of $887,106 during the nine months ended March 31, 2017 was due to proceeds received from notes payable of $887,106. During the same period of the prior year, net cash provided by financing activities of $563,246 was from proceeds received from notes payable of $565,746 offset by payments of $2,500 on notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2017, the Company used cash in operating activities of $894,659, and at March 31, 2017, the Company had a working capital deficit of $4,171,869 and a stockholders’ deficiency of $4,105,897. In addition, as of March 31, 2017, the Company is delinquent in payment of $718,218 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Commitments and Contractual Obligations

The Company has one annual lease commitment of $51,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, which expired on June 30, 2015, and was automatically extended until June 30, 2017. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. As of March 31, 2017, the total amount of the remaining one-year lease commitment is $12,750.

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

Recently Issued Accounting Standards

See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2016.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $718,218 representing principal and accrued interest as of March 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2017 and June 30, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at March 31, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016; (v) Notes to the Condensed Consolidated Financial Statements.

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

VERITEC, INC.

May 22, 2017	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

