Form 10-K
period 2017-06-30
VERITEC INC
filed 2017-10-10
CIK 773318

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates, computed by reference to the average bid price of the common stock on December 31, 2016, was $955,323.

Number of shares outstanding as of June 30, 2017 was: 39,538,007.

1

VERITEC, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

The program was implemented at First California Bank (FCB) in June, 2011. The blinx On-Off brand was introduced as part of the implementation, at FCB. Going forward, accounts would be issued as blinx ON-OFF™ branded cards under First California Bank. In 2013 First California Bank was acquired by Pacific Western Bank (PWB) in its entirety. PWB decided to exit the Prepaid Card sponsorship business and notified all of its Prepaid Card Program Managers, including Veritec that their bank sponsorship agreements were terminated and the programs would be closed by the end of 2013. PWB provided Veritec several references to banks that were interested in sponsoring Prepaid Card programs such as Veritec’s blinx ON-OFF™ program including Central Bank of Kansas City (CBKC). Veritec entered into discussions with CBKC about sponsoring the Veritec program and a sponsorship agreement was reached between Veritec and CBKC in October 2013. The Visa and First Data Payment Networks approved the bank sponsorship change in November, 2013. Unexpected regulatory delays to the transfer process caused PWB to extend the program closure date to February 28, 2014. The transfer and transition of the blinx ON-OFF™ Prepaid Card program from PWB to CBKC was completed on February 5, 2014. The Veritec blinx ON-OFF™ Prepaid Card Program became live at CBKC on that date. Late in the fiscal year ended June 30, 2016, the relationship between CBKC and the Company ended. The Company is currently seeking a bank to sponsor its Prepaid Card programs.

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

Intellectual Property Rights

The Company was founded upon its intellectual property on its belief that its intellectual property will give the Company a commercial advantage in the global marketplace. The Company relies on patent, trade secret, copyright and trademark law, as well as the company’s contractual terms with its customers, to define, maintain and enforce the Company’s intellectual property rights in its Mobile Banking Technology and other technologies and relationships.

The Company has a portfolio of seven United States and eight foreign patents. In addition, we have three U.S. and eight foreign pending patent applications.

A significant amount of the Company’s intellectual property takes the form of trade secrets and copyrighted works of authorship. The Company treats the source code to its Mobile Banking Technology as trade secrets, and its licensed software applications are copyrightable subject matter.

We have a portfolio of registered and pending trademarks in the U.S. and foreign jurisdictions, including registrations for the marks “VSCode®” and “VeriCode®”. The Company uses “Veritec” as a trade mark and service mark, as well as it serving as the Company’s trade name.

Major Customers

During the year ended June 30, 2017, the Company had one customer, a related party, that represented 53% of our revenues and one customer that represented 14% of our revenues. No other customer represented more than 10% of our revenues.

During the year ended June 30, 2016, the Company had one customer, a related party, that represented 37% of our revenues and one customer that represented 10% of our revenues. No other customer represented more than 10% of our revenues.

Engineering, Research and Development

During the fiscal year that ended June 30, 2017, we concentrated on several projects which included the development of our Mobile debit and member rewards banking platform, and the continued development and support of the liquid crystal display (LCD) business the VeriSuite™ Bio-ID software platform, the PhoneCodes™ software platform. All of these projects are currently in various stages of development or have been completed.

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

Employees

As of June 30, 2017, the Company employed three employees and nine independent contractor consultants.

Financial Information about Geographic Areas

For the year ended, June 30, 2017, United States customers accounted for 100% (81% in fiscal 2016) of the Company’s total revenue.

ITEM 2 PROPERTIES

We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the
Chairman of the Board and the Chief Executive Officer of the Company. Our lease requires monthly payments of $4,200 through July 31, 2018.

ITEM 3 LEGAL PROCEEDINGS

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

Market Price Range of Common Stock	Fiscal 2017		Fiscal 2016
Quarter Ended	High	Low	High	Low
September 30	$.12	$.06	$.15	$.05
December 31	$.10	$.06	$.15	$.06
March 31	$.11	$.10	$.12	$.03
June 30	$.16	$.10	$.15	$.03

Shareholders

As of June 30, 2017, there were approximately 793 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

Dividend Information

We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and contemplated financial requirements; we do not anticipate paying any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

No unregistered sales of equity securities occurred during the year ended June 30, 2017. During the year ended June 30, 2016, the Company issued 22,192,919 shares of common stock on the conversion of various convertible notes payable and the Company issued 815,000 share of common stock in settlement of common stock to be issued obligations.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding awards granted pursuant to our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	2,500,000	$0.08	—
Total	2,500,000	$0.08	—

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted no options or stock bonuses to employees and consultants under this arrangement in 2017 and 2016, respectively.

ITEM 6 SELECTED FINANCIAL DATA

The Company, as a smaller reporting company, is not required to provide disclosure under this Item 6.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – June 30, 2017 compared to June 30, 2016

We had a net loss of $1,369,807 in the year ended June 30, 2017 compared to net loss of $1,298,088 in the year ended June 30, 2016.

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Mobile Banking Technology	$152,606	$478,239	$(325,633)	(68.1)
Other revenue, related party	172,930	69,135	103,795	150.1
Barcode Technology (Sold September 30, 2015)	—	133,714	(133,714)	(100.0)
Total Revenues	$325,536	$681,088	$(355,552)	(52.2)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the year ended June 30, 2017 and 2016 were $152,606 and $478,239, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions during the year ended June 30, 2017 (see Note 1 to Consolidated Financial Statements).

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to July 31, 2018. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017 and 35% of all revenues through July 31, 2018. For the years ended June 30, 2017 and 2016, revenue earned from the management services agreement was $172,930 and $69,135, respectively.

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

Cost of Sales

Cost of sales for the year ended June 30, 2017 and 2016 totaled $260,614 and $322,981, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the year ended June 30, 2017 and 2016 totaled $688,351 and $707,856, respectively. The decrease in general and administrative expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Sales and marketing expenses for the year ended June 30, 2017 and 2016 totaled $67,612 compared to $19,631, respectively. The increase in sales and marketing expenses was primarily from the recording of a $50,000 expense relating to an Exclusive Products Provider Agreement (See Note 9 of the Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

Research and development expenses for the year ended June 30, 2017 and 2016 totaled $92,992 and $68,794, respectively. The increase in expenses was primarily related to increased software development related activities as compared to the same period of the prior year.

Other Income (Expenses)

During the year ended June 30, 2017, the Company recorded a gain on settlement of a note payable to a former officer of $364,686 (see Note 4 to Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

During the year ended June 30, 2017, the Company recognized expenses related to the change in fair value of derivative liabilities that totaled $546,000 (see Note 5 to Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

Interest expense, which includes financing costs, for the year ended June 30, 2017 and 2016, was $404,460 and $859,914, respectively. The decrease was the result of certain non-cash financing costs that occurred during the prior year for which no similar activity occurred during the year ended June 30, 2017.

Capital Expenditures and Commitments

No capital purchases were made during fiscal 2017 and 2016.

Liquidity

Our cash balance at June 30, 2017 decreased to $46,693 as compared to $60,953 at June 30, 2016. The decrease was the result of $1,030,580 in cash used in operating activities offset by $1,016,320 in cash provided by financing activities. Net cash used in operations during the year ended June 30, 2017 was $1,030,580 compared with $812,094 of net cash used in operations during the same period of the prior year. Cash used in operations during the year ended June 30, 2017 was primarily due to our net loss in the period of $1,369,807 offset by non-cash expenses of $462,651. Net cash provided by financing activities of $1,016,320 during the year ended June 30, 2017 was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $820,285 was from proceeds received from notes payable of $822,785 offset by payments of $2,500 on notes payable.

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2017, the Company used cash in operating activities of $1,030,580, and at June 30, 2017, the Company had a working capital deficit of $4,429,021 and a stockholders’ deficiency of $4,567,979. In addition, as of June 30, 2017, the Company is delinquent in payment of $726,838 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2018 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2018 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Lawrence J. Johanns, a significant Company stockholder.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, with an expiration date of July 31, 2018. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the remaining lease commitment is $54,600.

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

Revenue Recognition

The Company accounts for revenue recognition in accordance with guidance of the Financial Accounting Standards Board. Revenues for the Company are classified into mobile banking technology, management fee revenue, and barcode technology.

a.	Mobile Banking Revenue

The Company, as a merchant payment processor and a distributor, recognizes revenue from transaction fees charged cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

Prior to the year ended June 30, 2016, the Company entered into some long term agreements to provide application development and support. Some customers paid the agreement in full at signing and the Company recorded the receipt of payment as deferred revenue. The Company records revenue relating to these agreements on a pro-rata basis over the term of the agreement and reduces its deferred revenue balance accordingly.

b.	Management Fee Revenue

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group (see Note 9) and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through July 31, 2018. The Company earns a fee of 20% of all revenues billed from the barcode technology operations up to May 31, 2017 and 35% of all revenues billed up to July 31, 2018.

c.	Barcode Technology Revenue

On September 30, 2015, the Company and The Matthews Group, a related party, entered into an Asset Purchase Agreement pursuant to which the Company sold the intellectual property assets relating to its Barcode Technology. Barcode Technology revenue for the year ended June 30, 2016 represents the revenue earned from July 1, 2015 to September 30, 2015, the date it was sold.

The Company’s Barcode Technology was a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company recognized revenues from perpetual licenses and related identification cards when the product was shipped, the Company no longer had any service or other continuing obligations, and collection was reasonably assured. The process typically began with a customer purchase order detailing its specifications so the Company could import its software into the customer's hardware. Once importation is completed, if the customer only wished to purchase a license, the Company typically transmitted the software to the customer via the Internet. Revenue was recognized at that point. If the customer requested both license and hardware, once the software was imported into the hardware and the process was complete, the product was shipped, and revenue was recognized at time of shipment. Once the software and/or other products was either shipped or transmitted, the customers did not have a right of refusal or return.

Recently Issued Accounting Standards

See Footnote 1 of consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 8 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JUNE 30, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Veritec, Inc. and Subsidiaries

Golden Valley, Minnesota

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritec, Inc. and Subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

October 10, 2017

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 AND 2016

	June 30, 2017	June 30, 2016
ASSETS
Current Assets:
Cash	$46,693	$60,953
Accounts receivable	8,139	9,309
Prepaid expenses	1,985	1,897
Total Current Assets	56,817	72,159
Equipment, net	—	171
Intangibles, net	16,042	80,208
Total Assets	$72,859	$152,538

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$647,946	$624,153
Accounts payable, related party	96,110	96,110
Accrued expenses	72,101	75,374
Payroll tax liabilities	—	238,718
Notes payable – in default	575,323	548,384
Notes payable, related party	2,293,866	1,484,211
Customer deposits	—	25,000
Deferred revenues	72,492	138,760
Derivative liabilities	728,000	—
Total Current Liabilities	4,485,838	3,230,710
Contingent earnout liability	155,000	155,000
Total Liabilities	4,640,838	3,385,710

Commitments and Contingencies
Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of June 30, 2017 and June 30, 2016	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 39,538,007 shares issued and outstanding as of June 30, 2017 and June 30, 2016	395,380	395,380
Common stock to be issued, 145,000 shares to be issued as of June 30, 2017 and June 30, 2016, respectively	12,500	12,500
Additional paid-in capital	17,974,576	17,939,576
Accumulated deficit	(22,951,435)	(21,581,628)
Total Stockholders' Deficiency	(4,567,979)	(3,233,172)
Total Liabilities and Stockholders’ Deficiency	$72,859	$152,538

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 2017 AND 2016

	Fiscal Year Ended June 30,
	2017	2016
Revenue:
Mobile banking technology revenue	$152,606	$478,239
Management fee revenue-related party	172,930	69,135
Barcode technology revenue	—	133,714
Total revenue	325,536	681,088
Cost of sales	260,614	322,981
Gross profit	64,922	358,107

Operating Expenses:
General and administrative (including $46,750 and $51,000, respectively to related party)	688,351	707,856
Sales and marketing	67,612	19,631
Research and development	92,992	68,794
Total operating expenses	848,955	796,281
Loss from operations	(784,033)	(438,174)

Other Income (Expense):
Gain on settlement of note payable to former officer	364,686	—
Change in fair value of derivative liabilities	(546,000)	—
Interest expense, including $377,522 and $832,914, respectively, to related parties	(404,460)	(859,914)
Total other income (expense)	(585,774)	(859,914)

Net Loss	$(1,369,807)	$(1,298,088)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	39,538,007	33,738,751

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE FISCAL YEARS ENDED JUNE 30, 2016 AND 2015

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders Deficiency
BALANCE, June 30, 2015	1,000	$1,000	16,530,088	$165,301	51,800	$14,959,006	$(20,283,540)	$(5,106,433)
Shares issued on conversion of notes payable	—	—	22,192,919	221,929	—	1,553,505	—	1,775,434
Shares issued for common stock to be issued	—	—	815,000	8,150	(41,400)	33,250	—	—
Shares to be issued for services	—	—	—	—	2,100	—	—	2,100
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	135,045	—	135,045
Fair value of shares issued as inducement for conversion of notes payable	—	—	—	—	—	452,770	_	452,770
Modification cost of conversion feature of note payable	—	—	—	—	—	136,000		136,000
Gain on sale of assets to related party treated as a capital contribution	—	—	—	—	—	670,000	—	670,000
Net Loss	—	—	—	—	—	—	(1,298,088)	(1,298,088)

BALANCE, June 30, 2016	1,000	$1,000	39,538,007	$395,380	12,500	$17,939,576	$(21,581,628)	$(3,233,172)
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	35,000	—	35,000
Net Loss	—	—	—	—	—	—	(1,369,807)	(1,369,807)
BALANCE, June 30, 2017	1,000	$1,000	39,538,007	$395,380	12,500	$17,974,576	$(22,951,435)	$(4,567,979)

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 2017 AND 2016

	Fiscal Years Ended Juned 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,369,807)	$(1,298,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171	412
Amortization	64,166	64,167
Allowance for inventory obsolescence	—	14,461
Shares to be issued for services	—	2,100
Gain on settlement of note payable to former officer	(364,686)	—
Expense related to fair value of derivative liabilities	182,000	—
Change in fair value of derivative liabilities	546,000
Beneficial conversion feature on issuance of convertible notes payable-related party	35,000	135,045
Fair value of shares issued as inducement for conversion of notes payable-related party	—	452,770
Modification cost of conversion feature of note payable	—	136,000
Interest accrued on notes payable	184,960	136,100
Changes in operating assets and liabilities:
Accounts receivable	1,170	(11,623)
Restricted cash	—	63,029
Prepaid expenses	(88)	16,337
Payroll tax liabilities	(238,718)	(214,559)
Deferred revenues	(66,268)	(353,843)
Accounts payable	(1,207)	(6,337)
Accrued expenses	(3,273)	52,417
Customer deposits	—	(482)
Net cash used in operating activities	(1,030,580)	(812,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable-related party	477,500	574,389
Proceeds from notes payable-related party	538,820	248,396
Payment on notes payable-related party	—	(2,500)
Net cash provided by financing activities	1,016,320	820,285

NET DECREASE IN CASH	(14,260)	8,191
CASH AT BEGINNING OF PERIOD	60,953	52,762
CASH AT END OF PERIOD	$46,693	$60,953

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party capital contribution on sale of assets offset to related party notes payable balance	$—	$670,000
Related party accounts receivable offset to related party notes payable	$—	$41,063
Conversion of notes payable into common stock	$—	$1,775,434
Reclassification of customer deposit to accounts payable	$25,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2017 AND 2016

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Veritec, Inc. (Veritec) was formed in the State of Nevada on September 8, 1982. Veritec’s wholly owned subsidiaries include Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. (collectively the “Company”).

Nature of Business

The Company is primarily engaged in the development, sales, and licensing of products and providing services related to its mobile banking solutions.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of long lived assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and valuation of deferred tax assets.

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

Concentrations

During the year ended June 30, 2017, the Company had one customer, a related party, that represented 53% of our revenues and one customer that represented 14% of our revenues. No other customer represented more than 10% of our revenues.

During the year ended June 30, 2016, the Company had one customer, a related party, that represented 37% of our revenues and one customer that represented 10% of our revenues. No other customer represented more than 10% of our revenues.

During the year ended June 30, 2017, the Company had no foreign revenues. During the year ended June 30, 2016, foreign revenues accounted for 19% (6% Korea, 8% Taiwan and 5% others) of the Company’s total revenues.

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

At June 30, 2017, the Company’s Consolidated Balance Sheet included the fair value of derivative liabilities of $728,000, which was based on Level 2 measurements. At June 30, 2016, the Company did not have derivative liabilities.

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

Revenue Recognition

The Company accounts for revenue recognition in accordance with guidance of the Financial Accounting Standards Board. Revenues for the Company are classified into mobile banking technology, management fee revenue, and barcode technology.

a. Mobile Banking Revenue

The Company, as a merchant payment processor and a distributor, recognizes revenue from transaction fees charged to cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

Prior to the year ended June 30, 2016, the Company entered into certain long term agreements to provide application development and support. Some customers paid the agreement in full at signing and the Company recorded the receipt of payment as deferred revenue. The Company records revenue relating to these agreements on a pro-rata basis over the term of the agreement and reduces its deferred revenue balance accordingly.

b. Management Fee Revenue

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group (see Note 9) and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through July 31, 2018. The Company earns a fee of 20% of all revenues billed from the barcode technology operations up to May 31, 2017 and 35% of all revenues billed up to July 31, 2018.

c. Barcode Technology Revenue

The Company’s Barcode Technology was a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company recognized revenues from perpetual licenses and related identification cards when the product was shipped, the Company no longer had any service or other continuing obligations, and collection was reasonably assured. The process typically began with a customer purchase order detailing its specifications so the Company could import its software into the customer's hardware. Once importation is completed, if the customer only wished to purchase a license, the Company typically transmitted the software to the customer via the Internet. Revenue was recognized at that point. If the customer requested both license and hardware, once the software was imported into the hardware and the process was complete, the product was shipped, and revenue was recognized at time of shipment. Once the software and/or other products was either shipped or transmitted, the customers did not have a right of refusal or return.

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

Loss per Common Share

Basic earnings (loss) per share are computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common stock outstanding plus the number of additional common stock that would have been outstanding if all dilutive potential common stock had been issued, using the treasury stock method. Potential common stock are excluded from the computation as their effect is antidilutive.

For the years ended June 30, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of June 30, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2017	2016
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	17,833,166	11,815,803
Options	2,500,000	2,510,000
Total	20,343,166	14,335,803

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

At June 30, 2017, the intangibles assets of $16,042 relates to our acquisition of Tangible Payments LLC during fiscal year 2016 (see Note 3). Management believes there were no indications of impairment based on management’s assessment of these assets at June 30, 2017. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record an impairment to our intangible assets.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is expected to have a material impact on the Company’s financial statements and related disclosures because derivative liabilities from financial instruments (or embedded conversion features) that have down round features will be reclassified from liabilities to additional paid-in capital, effective as of the beginning of the fiscal year.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2017, the Company used cash in operating activities of $1,030,580, and at June 30, 2017, the Company had a working capital deficit of $4,429,021 and a stockholders’ deficiency of $4,567,979. In addition, as of June 30, 2017, the Company is delinquent in payment of $726,838 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2018 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

The purchase price for the acquisition was comprised of 250,000 shares of restricted common stock of Veritec valued at $37,500, issued on closing, and an earnout payment of $155,000 for an aggregate purchase price of $192,500. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. For the years ended June 30, 2017 and 2016, there was no net profit derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned $192,500 of the purchase price to contract commitments which will be amortized over a three year period. For the years ended June 30, 2017 and 2016, the Company recorded $64,166 and $64,167 of amortization expense related to this intangible which is included in general and administrative expense in the Consolidated Statements of Operations.

Total remaining balance of amortization expense of $16,042 was expensed-in-full during the three months ended September 30, 2017.

NOTE 4 – NOTES PAYABLE

Notes payable-in default

Notes payable includes principal and accrued interest and consists of the following at June 30, 2017 and June 30, 2016:

		June 30, 2017	June 30, 2016
(a)	Convertible notes-in default	$205,116	$195,655
(b)	Notes payable-in default	370,207	352,729
	Total notes-third parties	$575,323	$548,384

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2015, convertible notes totaled $186,194 and during the year ended June 30, 2016, interest of $9,461 was added to principal, leaving a balance owed of $195,655 at June 30, 2016. During the year ended June 30, 2017, interest of $9,461 was added to principal leaving a balance owed of $205,116 at June 30, 2017. At June 30, 2017, $168,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 561,688 shares of the Company’s common stock. The balance of $36,610 is due on demand and convertible at a conversion price of $0.08 per share into 457,616 shares of the Company’s common stock.

(b) The notes and either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, due in 2012, and in default.

At June 30, 2015, the notes totaled $335,252 and during the year ended June 30, 2016, interest of $17,477 was added to principal, leaving a balance owed of $352,729 at June 30, 2016. During the year ended June 30, 2017, interest of $17,478 was added to principal leaving a balance owed of $370,207 at June 30, 2017. At June 30, 2017, $334,424 of notes are secured by the Company’s intellectual property and $35,783 of notes are unsecured,

Notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at June 30, 2017 and June 30, 2016:

		June 30, 2017	June 30, 2016
(c)	Convertible notes-The Matthews Group	$ 1 ,236,943	$669,648
(d)	Notes payable-The Matthews Group	805,195	216,648
(e)	Convertible notes-other related-in default	251,728	237,725
(f)	Convertible notes-former officer	—	360,190
	Total notes-related party	$2,293,866	$1,484,211

(c) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group (see Note 9) is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2015, convertible notes due to The Matthews Group was $2,496,974. During the year ended June 30, 2016, $549,389 of convertible notes were issued, interest of $68,719 was added to principal, $1,775,434 of outstanding balances were converted into shares of common stock and $670,000 was settled upon the sale of assets. On September 28, 2015, the Company agreed to replace a convertible note payable for $200,000 that was in default (the original note) with another convertible note payable for $200,000 (the replacement note). The original note was for $200,000, secured, 8% interest rate, and convertible into common stock at a rate of $0.25 per share. The replacement note is for $200,000, unsecured, 10% interest rate, and convertible into common stock at a rate of $0.08 per share. The Company determined that the change in the fair value of the conversion option was more than 10% of the carrying value of the original note and recorded a loss on extinguishment of $136,000. The $136,000 is included in interest expense and additional paid in capital during the year ended June 30, 2016. During the year ended June 30, 2016, the Company recorded a beneficial conversion feature on issuance of the notes of $135,045 which is included in interest expense in the Consolidated Statements of Operations. At June 30, 2016, convertible notes due to The Matthews Group totaled $669,648.

During the year ended June 30, 2017, $477,500 of convertible notes were issued and interest of $89,795 was added to principal leaving a balance owed to $1,236,943 at June 30, 2017. The Company determined that upon issuance of the convertible notes, the embedded conversion features of the notes were not considered indexed to the Company’s own stock and accordingly, the embedded conversion features were bifurcated and recorded as derivative liabilities with a corresponding discount to the related notes. The Company determined the fair value of the embedded conversion features was $182,000 upon issuance (see Note 5) which was expensed immediately and included in interest expense.

(d) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 9) dated September 30, 2015. During the year ended June 30, 2016, $207,333 of notes payable were issued and interest of $9,315 was added to principal leaving a balance due of $216,648 at June 30, 2016. During the year ended June 30, 2017, $538,820 of notes payable were issued and interest of $49,727 was added to principal leaving a balance owed of $805,195.

(e) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.10 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2015, convertible notes due other related parties totaled $201,978. During the year ended June 30, 2016, $25,000 of notes payable were issued, a payment of $2,500 was made, and interest of $13,247 was added to principal leaving a balance owed of $237,725 at June 30, 2016. During the year ended June 30, 2017, interest of $14,003 was added to principal leaving a balance owed of $251,728 at June 30, 2017. At June 30, 2017, $188,124 of the notes were due in 2010 and are in default, and the balance of $63,604 is due on demand. At June 30, 2017, $188,124 of the notes are convertible at a conversion price of $0.30 per share into 627,081 shares of the Company’s common stock, $23,505 of the notes are convertible at a conversion price of $0.10 per share into 235,050 shares of the Company’s common stock, and $40,099 of the notes are convertible at a conversion price of $0.08 per share into 501,238 shares of the Company’s common stock.

(f) The notes are unsecured, bear interest at 10% per annum, and are in default.

At June 30, 2015, notes payable totaled $342,190. During the year ended June 30, 2016, interest of $18,000 was added to principal leaving a balanced owed of $360,190 at June 30, 2016. During the year ended June 30, 2017, interest of $4,500 was added to principal and on September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  The Company recorded a gain on the settlement of $364,686 in the accompanying Consolidated Statements of Operations for the year ended June 30, 2017. As of June 30, 2017, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 5 - DERIVATIVE LIABILITIES

From time to time, the Company issues convertible notes payable with embedded conversion features and options to purchase common stock. Pursuant to the FASB authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, when there are insufficient authorized shares, the obligation for the exercise of the convertible instrument should be classified as a liability and measured at fair value. During the year ended June 30, 2017, the Company determined that there were not sufficient authorized shares of common stock available for issuance upon conversion of certain of its convertible notes. Based on this, the Company recorded derivative liabilities of $182,000 upon the issuance of certain convertible notes (see Note 4). Subsequent to this recording and through June 30, 2017, the Company recorded a change in the fair value of the derivative liabilities of $546,000. At June 30, 2017, total derivative liabilities were $728,000. The conversion feature of the notes is re-measured at the end of every reporting period with the change in value reported in the Consolidated Statements of Operations.

The derivative liability was valued at the following dates using a Black-Scholes-Merton model with the following assumptions:

	June 30, 2017	July 11, 2016 to December 31, 2016 (dates of inception)
Conversion feature:
Risk-free interest rate	1.5%	0.07%
Expected volatility	179%	99% to 124%
Expected life (in years)	1 - 2.5 years	1-1.5 years
Expected dividend yield	—	—
Fair Value:
Conversion feature	$728,000	$182,000

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

NOTE 6 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock

The articles of incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2017 and 2016, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock

On September 30, 2015, the Company agreed to convert $1,775,434 of various convertible notes payable to The Matthews Group, a related party, into 22,192,919 shares of common stock, or $0.08 per share (see Note 9).

During the year ended December 31, 2016, the Company issued 815,000 share of common stock in settlement of previously recorded obligations of common stock to be issued in prior years.

Common Stock to be Issued

On July 15, 2014, the Company entered into a consulting agreement with a consultant, which included, among other things, monthly compensation of 5,000 shares of common stock. As of June 30, 2015, 50,000 shares of common stock with a value of $7,400 have not been issued and are included in common stock to be issued in the accompanying consolidated balance sheet. The consulting agreement was terminated on October 31, 2015. During the year ended June 30, 2016, the Company recorded an obligation to issue an additional 20,000 shares of common stock with an aggregate fair value of $2,100. As of June 30, 2017, the 70,000 shares of common stock with a value of $9,500 have not been issued and are included in common stock to be issued in the accompanying consolidated balance sheet.

During the year ended June 30, 2012, the Company granted an aggregate of 75,000 shares of the Company’s common stock to the Company’s directors for services rendered and recognized as stock based compensation expense during the year ended June 30, 2012 based on their fair value at grant dates in the aggregate amount of $3,000. The shares due were not issued as of June 30, 2017 and were reflected as common stock to be issued in the accompanying consolidated balance sheet.

As of both June 30, 2017 and 2016, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying Consolidated Balance Sheets, respectively.

NOTE 7 – STOCK OPTIONS

A summary of stock options as of June 30, 2017 and for the two years then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2015	2,520,000	$0.08
Granted	—	—
Forfeited	(10,000)	$0.08
Outstanding at June 30, 2016	2,510,000	$0.08
Granted	—	—
Forfeited	(10,000)	$0.08
Outstanding at June 30, 2017	2,500,000	$0.08
Exercisable at June 30, 2017	2,500,000	$0.08

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement 2013. There were no options granted in 2017 and 2016 under this agreement. The Company recognized no stock-based compensation expense related to stock options during the years ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was no remaining unrecognized compensation costs related to stock options. The intrinsic value of both outstanding and exercisable stock options was approximately $100,000 at June 30, 2017.

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

Additional information regarding options outstanding as of June 30, 2017 is as follows:

Options Outstanding at June 30, 2017				Options Exercisable at June 30, 2017
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.08	2,500,000	2.64	$0.08	2,500,000	$0.08
	2,500,000			2,500,000

NOTE 8 - INCOME TAXES

For the years ended June 30, 2017 and 2016, our net losses were $1,369,807 and $1,298,088, respectively, and no provision for income taxes was recorded. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income.

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended June 30,
	2017	2016
Federal statutory tax rate	35%	35%
State tax, net of federal benefit	6%	6%
Total tax rate	40%	40%
Allowance	(40)%	(40)%
Effective tax rate	–%	–%

The following is a summary of the deferred tax assets:

	Year Ended June 30,
	2017	2016
Net operating loss carryforwards	$4,665,000	$4,350,000
Derivative liabilities	290,000	—
Intangibles, net	70,000	45,000
Deferred tax assets before valuation allowance	5,025,000	4,395,000
Valuation allowance	(5,025,000)	(4,395,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2017 and 2016 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2017 was an increase of $315,000.

Veritec has net operating loss carryforwards of approximately $11,664,000 million for federal purposes available to offset future taxable income that expire in varying amounts through 2035. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership). The Company is subject to examination by tax authorities for all years for which a loss carry forward is utilized in subsequent periods.

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2017 and 2016, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2017 and 2016, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 4).

Management Services Agreement and Related Notes Payable with Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through July 31, 2018. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues up to May 31, 2017 and 35% of all revenues up to July 31, 2018 from the barcode technology operations. During the year ended June 30, 2017 and 2016, the Company recorded management fee revenue related to this agreement of $172,930 and $69,135, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the year ended June 30, 2017 and 2016, cash flow loans of $538,820 and $248,396, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2017, cash flow loans of $805,195 are due to The Matthews Group (see Note 4).

On September 30 2015, the Company sold its Barcode Technology assets to The Matthews Group for $670,000 in settlement of various convertible notes payables due to The Matthews Group (see Note 4). The cost basis of the Barcode Technology assets were zero, resulting in a gain of $670,000. As the transaction was between the Company and The Matthews Group, a related party, the Company accounted for the gain as a capital contribution.

Convertible Notes Activity with Related Parties (see Note 4)

During the year ended June 30, 2017, the Company issued $477,500 of convertible notes payable to The Matthews Group. The convertible notes payable-related party can be converted at a price of $0.08 per share. The market price on the date some of the convertible notes payable-related party were issued was in excess of the conversion price, and as a result the Company recognized an expense of $35,000 which is included in interest expense.

During the year ended June 30, 2016, the Company issued $549,389 of convertible notes payable to The Matthews Group and $25,000 of convertible notes payable to Van Tran. The convertible notes payable-related party can be converted at a price of $0.08 per share. The market price on the date some of the convertible notes payable-related party were issued was in excess of the conversion price, and as a result the Company recognized an expense of $135,045 which is included in interest expense.

On September 30, 2015, the Company agreed to convert $1,775,434 of various convertible notes payable to The Matthews Group into 22,192,919 shares of common stock, or $0.08 per share. The transaction included $702,797 of notes that were converted at less than their stated conversion prices which ranged from $0.10 per share to $0.33 per share. The Company determined this was an induced conversion and calculated an inducement expense of $452,770, which represents the fair value of the additional number of common stock issued as a result of the lower conversion price. The Company recorded the $452,770 in interest expense and additional paid in capital.

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

Advances from Related Parties

As of both June 30, 2017 and 2016, $96,110 of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For both the years ended June 30, 2017 and 2016, rental payments to Ms. Van Tran totaled $50,400.

On March 1, 2017, the Company’s wholly owned subsidiary, Public Bell, Inc., entered into an Exclusive Product Provider Agreement (“Agreement”) with an affiliate of American Heritage College (AHC). Ms. Van Tran, the Company’s CEO/Executive Chair, is a part owner of the affiliate of AHC. Public Bell paid AHC $50,000 in exchange for AHC agreeing to purchase Wi-Fi/WiMax broadband equipment exclusively from Public Bell and for the exclusive right to provide future products and services to AHC. During the year ended June 30, 2017, the $50,000 paid to AHC was recorded to sales and marketing expense in the accompanying Consolidated Statements of Operations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), which is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member in the JV and VAC will be a 70% member in the JV. Pursuant to the agreement, the Company will grant a license of certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition VAC has agreed to raise all funds to capitalize the JV. As of June 30, 2017, the JV has not received funding and the Company is currently evaluating its options related to the JV including its termination.

Incentive Compensation Bonus Plan

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of June 30, 2017, the Company had not achieved an annual pre-tax earnings in excess of $3,000,000.

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

Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting during the year ended June 30, 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	72
Laird Powers	Director	69
Keith Lane	Director	58

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

Committee and Board Meetings

One meeting of our Board of Directors was held in fiscal 2017. The Audit Committee is currently comprised of one independent director who does not qualify as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission and the NASDAQ Capital Market. The Company is currently in the process of seeking additional board members who will satisfy the “audit committee financial expert” rules.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2017 and 2016 who was the only individual that served as a principal executive officer during the last fiscal year, and who was the only “Named Executive Officer” of the Company.

Name	Year	Salaries ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran Chief Executive Officer	2017	$150,000	—	—	—	—	$150,000
Van Thuy Tran Chief Executive Officer	2016	$150,000	—	$3,750	—	—	$153,750
(1)	Represents shares awarded by the Board of Directors in fiscal year 2015 and 2014 but issued in fiscal year 2016.

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

Director Compensation

The following table summarizes the compensation paid to our directors for the year ended June 30, 2017:

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards) ($)	All Other Compensation ($)	Total ($)
Van Tran Director and Chief Executive Officer (1)	2017	—	—	—	—	—	—
Keith Lane Director (1)	2017	—	—	—	—	—	—
Laird Powers Director (1)	2017	—	—	—	—	—	—
Joseph Valandra Director (1)(2)	2017	—	—	—	—	—	—

(1)	Directors who are employed by the Company do not receive separate compensation for services on the Board of Directors. Members of the Board of Directors who are not employees of the Company currently receive no fees. In addition, members of the Board of Directors are reimbursed for any expenses incurred in attending the meetings.

Outstanding Equity Awards at Fiscal Year End

None of our Named Executive Officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of August 31, 2016 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on approximately 39,538,007 shares of common stock outstanding as of August 31, 2017.

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

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 4).

Management Services Agreement and Related Notes Payable with Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through July 31, 2018. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues up to May 31, 2017 and 35% of all revenues up to July 31, 2018 from the barcode technology operations. During the year ended June 30, 2017 and 2016, the Company recorded management fee revenue related to this agreement of $172,930 and $69,135, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the year ended June 30, 2017 and 2016, cash flow loans of $538,820 and $248,396, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2017, cash flow loans of $805,195 are due to The Matthews Group (see Note 4).

On September 30 2015, the Company sold its Barcode Technology assets to The Matthews Group for $670,000 in settlement of various convertible notes payables due to The Matthews Group (see Note 4). The cost basis of the Barcode Technology assets were zero, resulting in a gain of $670,000. As the transaction was between the Company and The Matthews Group, a related party, the Company accounted for the gain as a capital contribution.

Convertible Notes Activity with Related Parties (see Note 4)

During the year ended June 30, 2017, the Company issued $477,500 of convertible notes payable to The Matthews Group. The convertible notes payable-related party can be converted at a price of $0.08 per share. The market price on the date some of the convertible notes payable-related party were issued was in excess of the conversion price, and as a result the Company recognized an expense of $35,000 which is included in interest expense.

During the year ended June 30, 2016, the Company issued $549,389 of convertible notes payable to The Matthews Group and $25,000 of convertible notes payable to Van Tran. The convertible notes payable-related party can be converted at a price of $0.08 per share. The market price on the date some of the convertible notes payable-related party were issued was in excess of the conversion price, and as a result the Company recognized an expense of $135,045 which is included in interest expense.

On September 30, 2015, the Company agreed to convert $1,775,434 of various convertible notes payable to The Matthews Group into 22,192,919 shares of common stock, or $0.08 per share. The transaction included $702,797 of notes that were converted at less than their stated conversion prices which ranged from $0.10 per share to $0.33 per share. The Company determined this was an induced conversion and calculated an inducement expense of $452,770, which represents the fair value of the additional number of common stock issued as a result of the lower conversion price. The Company recorded the $452,770 in interest expense and additional paid in capital.

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

Advances from Related Parties

As of both June 30, 2017 and 2016, $96,110 of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For both the years ended June 30, 2017 and 2016, rental payments to Ms. Van Tran totaled $50,400.

On March 1, 2017, the Company’s wholly owned subsidiary, Public Bell, Inc., entered into an Exclusive Product Provider Agreement (“Agreement”) with an affiliate of American Heritage College (AHC). Ms. Van Tran, the Company’s CEO/Executive Chair, is a part owner of the affiliate of AHC. Public Bell paid AHC $50,000 in exchange for AHC agreeing to purchase Wi-Fi/WiMax broadband equipment exclusively from Public Bell and for the exclusive right to provide future products and services to AHC. During the year ended June 30, 2017, the $50,000 paid to AHC was recorded to sales and marketing expense in the accompanying Consolidated Statements of Operations.

Item 14 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements, including reviews of the interim consolidated financial statements, for year ended June 30, 2017 and 2016 was $43,663 and $60,218 respectively.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed by Weinberg & Company, P.A. for tax return preparation services for year ended June 30, 2017 and 2016 was $0 and $752 respectively.

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

VERITEC, INC.
a Nevada corporation

October 10, 2017	By:	/s/ Van Thuy Tran
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors	October 10, 2017
Van Thuy Tran	(Principal Executive Officer)

/s/ LAIRD POWERS	Director	October 10, 2017
Laird Powers

/s/ KEITH LANE	Director	October 10, 2017
Keith Lane

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Veritec, Inc. dated May 3, 1997 (incorporated by reference to exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, as filed on May 15, 2007).

3.2	Bylaws of Veritec, Inc. (incorporated by reference to exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, as filed on February 14, 2007).

10.1	Subscription Agreement and Letter of Investment Intent between Veritec, Inc. and various accredited investors dated March 3, 2009 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.2	Unsecured Term Promissory Note in favor of various lenders, dated March 3, 2009 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.3	Warrant to Purchase Common Stock issued to various accredited investors, dated March 3, 2009 (incorporated by reference to exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, as filed on May 15, 2009).

10.4*	Employment Agreement by and between Veritec, Inc. and Jeffrey Hattara dated January 5, 2009 (incorporated by reference to exhibit 10.4 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.5*	Employment Agreement by and between Veritec, Inc. and Thomas McPherson dated December 5, 2008 (incorporated by reference to exhibit 10.5 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.6	Form of Stock Option Agreement (incorporated by reference to exhibit 10.6 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.7	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.7 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

10.8	2008 Incentive Compensation Bonus Plan (incorporated by reference to exhibit 10.8 to Form 10-K for the year ended June 30, 2011 as filed on October 13, 2011).

10.9*	Employment Agreement by and between Veritec, Inc. and Van Thuy Tran dated December 5, 2008 (incorporated by reference to exhibit 10.9 to Form 10-K for the year ended June 30, 2011 filed on October 13, 2011).

10.10*	Employment Agreement by and between Veritec, Inc. and John Quentin dated May 29, 2009 (incorporated by reference to exhibit 10.10 to Form 10-K for the year ended June 30,2011, as filed on October 13, 2011).

10.11	Amended and Restated Promissory Note by Veritec, Inc. in favor of Larry Konfirst dated May 18, 2012 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, as filed on May 21, 2012).

10.12	Letter Agreement by and among Veritec, Inc. and Larry Konfirst, John Johanns and Mary Adams dated May 18, 2012 (incorporated by reference to exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012 as filed on May 21, 2012).

10.13	Asset Purchase Agreement by and among Veritec, Inc. and Tangible Payments, LLC dated September 30, 2014 (incorporated by reference to Form 10-K for the year ended June 30, 2015 as filed on January 21, 2016

14.	Code of Ethics of Veritec, Inc. (incorporated by reference to exhibit 14 to Veritec, Inc.’s Annual Report on Form 10KSB for the year ended June 30, 2007, as filed).

21.1	Subsidiaries of Veritec, Inc. (incorporated by reference to exhibit 21.1 to Form 10-K for the year ended June 30, 2010, as filed on October 12, 2010).

31.1	Certification by Chief Executive Officer required by Rule 13a/14(a)/15d14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1**	Veritec, Inc. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

32.2**	Veritec, Inc. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), filed herewith.

101.1	The following financial information from Veritec, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2017 formatted in XBRL. (i) Consolidated Balance Sheets a June 30, 2017 and June 30, 2016; (ii) Consolidated Statement of Operations for the year ended June 30, 2017 and 2016; (iii) Consolidated Statement of Stockholders’ Deficit as at June 30, 2017; (v) Consolidated Statement of Cash Flows for the year ended June 30, 2017 and 2016; Notes to the Consolidated Financial Statements.

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

