Form 10-Q
period 2017-09-30
VERITEC INC
filed 2017-11-14
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017

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
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of September 30, 2017, there were 39,538,007 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$54,925	$46,693
Accounts receivable	6,890	8,139
Prepaid expenses	1,095	1,985
Total Current Assets	62,910	56,817
Intangibles, net	—	16,042
Total Assets	$62,910	$72,859

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$676,943	$647,946
Accounts payable, related party	100,687	96,110
Accrued expenses	60,641	72,101
Notes payable – in default	582,057	575,323
Notes payable, related party	2,441,235	2,293,866
Deferred revenues	59,991	72,492
Derivative liabilities	265,000	728,000
Total Current Liabilities	4,186,554	4,485,838
Contingent earnout liability	155,000	155,000
Total Liabilities	4,341,554	4,640,838

Commitments and Contingencies
Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017	1,000	1,000
Common stock, par value $.01; authorized 50,000,000 shares, 39,538,007 shares issued and outstanding as of September 30, 2017 and June 30, 2017	395,380	395,380
Common stock to be issued, 145,000 shares to be issued as of September 30, 2017 and June 30, 2017, respectively	12,500	12,500
Additional paid-in capital	17,974,576	17,974,576
Accumulated deficit	(22,662,100)	(22,951,435)
Total Stockholders' Deficiency	(4,278,644)	(4,567,979)
Total Liabilities and Stockholders’ Deficiency	$62,910	$72,859

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Three months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$30,591	$47,080
Other revenue, related party	80,252	22,900
Total revenue	110,843	69,980
Cost of sales	54,236	58,560
Gross profit	56,607	11,420

Operating Expenses:
General and administrative	164,053	170,442
Sales and marketing	—	5,170
Research and development	9,158	10,740
Total operating expenses	173,211	186,352
Loss from operations	(116,604)	(174,932)

Other Income (Expense):
Change in fair value of derivative liabilities	463,000	—
Gain on settlement of note payable to former officer	—	364,690
Interest expense, including $50,327 and $40,265, respectively, to related parties	(57,061)	(47,000)
Total other income (expense)	405,939	317,690

Net Income	$289,335	$142,758
Net Income Per Common Share - Basic and Diluted	$0.01	$0.00
Weighted Average Number of Shares Outstanding - Basic and Diluted	39,538,007	39,538,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, July 1, 2017	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,951,435)	$(4,567,979)
Net Income	—	—	—	—	—	—	289,335	289,335
BALANCE, September 30, 2017 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,662,100)	$(4,278,644)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$289,335	$142,758
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	—	101
Amortization	16,042	16,038
Gain on settlement of note payable to former officer	—	(364,690)
Change in fair value of derivative liabilities	(463,000)	—
Beneficial conversion feature on issuance of convertible notes payable-related party	—	8,750
Interest accrued on notes payable	57,061	38,248
Changes in operating assets and liabilities:
Accounts receivable	1,249	2,029
Prepaid expenses	890	(3,863)
Accounts payable	28,997	22,087
Accounts payable – related party	4,577	—
Accrued expenses	(11,460)	(13,950)
Payroll tax liabilities	—	(87,018)
Deferred revenues	(12,501)	(25,710)
Net cash used in operating activities	(88,810)	(265,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable-related party	—	124,000
Proceeds from notes payable-related party	97,042	114,987
Net cash provided by financing activities	97,042	238,987

NET INCREASE (DECREASE) IN CASH	8,232	(26,233)
CASH AT BEGINNING OF PERIOD	46,693	60,953
CASH AT END OF PERIOD	$54,925	$34,720

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of customer deposit to accounts payable	$—	$—

See accompanying notes.

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

Mobile Banking Solutions

On January 12, 2009, Veritec formed Veritec Financial Systems, Inc., a Delaware corporation, to bring its Mobile Banking Technology, products and related professional services to market. In 2009 through 2016, the Company has had agreements with various banks, including Security First Bank (terminated in October 2010), Palm Desert National Bank (which was later assigned to First California Bank and subsequently Pacific Western Bank that terminated in June 2013), and Central Bank of Kansas City (“CBKC”). Late in the fiscal year ended June 30, 2016, the relationship between CBKC and the Company ended and the Company is currently seeking a bank to sponsor its Prepaid Card programs. As a Cardholder Independent Sales Organization, Veritec is able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa branded card programs on behalf of its sponsoring bank. The Company has a portfolio of five United States and eight foreign patents. In addition, the Company has seven U.S. and twenty-eight foreign pending patent applications.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. The Condensed Consolidated Balance Sheet information as of June 30, 2017 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 10, 2017. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended September 30, 2017, the Company incurred a loss from operations of $116,604 and used cash in operating activities of $88,810, and at September 30, 2017, the Company had a working capital deficit of $4,123,645 and a stockholders’ deficiency of $4,278,644. In addition, as of September 30, 2017, the Company is delinquent in payment of $735,457 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, and current liabilities, including notes payable and convertible notes, approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

At September 30, 2017 and June 30, 2017, the Company’s Condensed Consolidated Balance Sheet included the fair value of derivative liabilities of $265,000 and $728,000, respectively, which was based on Level 2 measurements.

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

For the three months ended September 30, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. At September 30, 2017, the Company’s Series H Preferred Stock, Convertible Notes Payable and Options were antidilutive because their exercise prices and conversion prices were out of the money.

As of September 30, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of September 30,
	2017	2016
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	18,274,580	12,298,052
Options	2,500,000	2,500,000
Total	20,784,580	14,808,052

Concentrations

During the three months ended September 30, 2017, the Company had one customer, a related party, that represented 72% of our revenues and one customer that represented 11% of our revenues. During the three months ended September 30, 2016, the Company had one customer, a related party that represented 33% of our revenues and three other customers that represented an aggregate of 45% (19%, 15% and 11%) of our revenue.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have a material impact on the Company’s financial statements because the embedded conversion feature of the Company’s convertible notes have features other than down round provisions that require the current accounting and classification as derivative liabilities.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 – INTANGIBLE ASSETS AND CONTINGENT EARNOUT LIABILITY

In 2014, the Company acquired Tangible Payments LLC, which developed online payment technology that encrypts sensitive information securely between customers and merchants during online transactions.

The purchase price for the acquisition was comprised of 250,000 shares of restricted common stock of Veritec valued at $37,500, and an earnout payment of $155,000 for an aggregate purchase price of $192,500. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. From the date of the acquisition and up to September 30, 2017, there was no net profit derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned $192,500 of the purchase price to contract commitments which were amortized over a three year period. For the three months ended September 30, 2017 and 2016, the Company recorded $16,042 and $16,038 of amortization expense related to this intangible which is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

NOTE 3 – NOTES PAYABLE

Notes payable-in default

Notes payable includes principal and accrued interest and consists of the following at September 30, 2017 and June 30, 2017:

		September 30, 2017	June 30, 2017
(a)	Convertible notes-in default	$207,481	$205,116
(b)	Notes payable-in default	374,576	370,207
	Total notes-third parties	$582,057	$575,323

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2017, convertible notes totaled $205,116. During the period ended September 30, 2017, interest of $2,365 was added to principal leaving a balance owed of $207,481 at September 30, 2017. At September 30, 2017, $170,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 568,354 shares of the Company’s common stock. The balance of $36,975 is due on demand and convertible at a conversion price of $0.08 per share into 462,181 shares of the Company’s common stock.

(b) The notes and either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, due in 2012, and in default. At June 30, 2017, the notes totaled $370,207. During the period ended September 30, 2017, interest of $4,369 was added to principal, leaving a balance owed of $374,576 at September 30, 2017. At September 30, 2017, $338,293 of notes are secured by the Company’s intellectual property and $36,283 of notes are unsecured.

Notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at September 30, 2017 and June 30, 2017:

		September 30, 2017	June 30, 2017
(c)	Convertible notes-The Matthews Group	$1,263,903	$1 ,236,943
(d)	Notes payable-The Matthews Group	922,104	805,195
(e)	Convertible notes-other related-in default	255,228	251,728
	Total notes-related party	$2,441,235	$2,293,866

(c) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand. The Matthews Group (see Note 8) is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2017, convertible notes due to The Matthews Group was $1,236,943. During the period ended September 30, 2017, interest of $26,960 was added to principal leaving a balance owed of $1,263,903 at September 30, 2017. At September 30, 2017, $1,263,903 of the notes are convertible at a conversion price of $0.08 per share into 15,798,789 shares of the Company’s common stock.

(d) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 8) dated September 30, 2015. At June 30, 2017, notes payable totaled $805,195. During the period ended September 30, 2017, $97,042 of notes payable were issued and interest of $19,867 was added to principal leaving a balance due of $922,104 at September 30, 2017.

(e) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum. At June 30, 2017, convertible notes due other related parties totaled $251,728. During the period ended September 30, 2017, interest of $3,500 was added to principal leaving a balance owed of 255,228 at September 30, 2017. At September 30, 2017, $190,374 of the notes are convertible at a conversion price of $0.30 per share into 634,581 shares of the Company’s common stock, $23,505 of the notes are convertible at a conversion price of $0.10 per share into 235,050 shares of the Company’s common stock, and $41,349 of the notes are convertible at a conversion price of $0.08 per share into 516,863 shares of the Company’s common stock.

NOTE 4 - DERIVATIVE LIABILITIES

From time to time, the Company issues convertible notes payable with embedded conversion features and options to purchase common stock. Pursuant to the FASB authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, when there are insufficient authorized shares, the obligation for the exercise of the convertible instrument should be classified as a liability and measured at fair value. During the year ended June 30, 2017, the Company determined that there were not sufficient authorized shares of common stock available for issuance upon conversion of certain of its convertible notes. At June 30, 2017, the total derivative liabilities were $728,000. During the three months ended September 30, 2017, the Company recorded a change in the fair value of the derivative liabilities of $463,000. At September 30, 2017, total derivative liabilities were $265,000. The conversion feature of the notes is re-measured at the end of every reporting period with the change in value reported in the Condensed Consolidated Statements of Operations.

The derivative liability was valued at the following dates using a Black-Scholes-Merton model with the following assumptions:

	September 30, 2017	June 30, 2017
Conversion feature:
Risk-free interest rate	1.31%	1.5%
Expected volatility	81%	179%
Expected life (in years)	1 year	1 year
Expected dividend yield	—	—
Fair Value:
Conversion feature	$265,000	$728,000

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

NOTE 5 - STOCKHOLDERS’ DEFICIENCY

As of both September 30, 2017 and June 30, 2017, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying Condensed Consolidated Balance Sheets.

NOTE 6 – STOCK OPTIONS

Stock Options

A summary of stock options for the three months ended September 30, 2017 is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price
Outstanding at June 30, 2017	2,500,000	$0.08
Granted	—	—
Forfeited	—	—
Outstanding at September 30, 2017	2,500,000	$0.08
Exercisable at September 30, 2017	2,500,000	$0.08

At September 30, 2017, the Company had 2,500,000 of options outstanding and exercisable. The options expire in February, 2020, and are exercisable at $0.08 per share. There were no options granted during the three months ended September 30, 2017 and the Company recognized no stock-based compensation expense related to stock options during the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was no remaining unrecognized compensation costs related to stock options and no intrinsic value.

Additional information regarding options outstanding as of September 30, 2017 is as follows:

Options Outstanding at September 30, 2017				Options Exercisable at September 30, 2017
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.08	2,500,000	2.39	$0.08	2,500,000	$0.08
	2,500,000			2,500,000

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2017 is 2.39 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 4).

Management Services Agreement and Related Notes Payable with Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through July 31, 2018. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues from June 1, 2017 to July 31, 2018 from the barcode technology operations. During the three months ended September 30, 2017 and 2016, the Company recorded management fee revenue related to this agreement of $80,252 and $22,900, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the three months ended September 30, 2017 and 2016, cash flow loans of $97,042 and $114,987, respectively, were made to the Company at 10% interest per annum and due on demand. At September 30, 2017, cash flow loans of $922,104 are due to The Matthews Group (see Note 3).

Advances from Related Parties

As of September 30, 2017 and June 30, 2017, $100,687 and $96,100 of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Condensed Consolidated Balance Sheets, respectively. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For both the three months ended September 30, 2017 and 2016, rental payments to Ms. Van Tran totaled $12,600.

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

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), which is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member in the JV and VAC will be a 70% member in the JV. Pursuant to the agreement, the Company will grant a license of certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition VAC has agreed to raise all funds to capitalize the JV. As of September 30, 2017, the JV has not received funding and the Company is currently evaluating its options related to the JV including its termination.

Incentive Compensation Bonus Plan

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of September 30, 2017, the Company had not achieved an annual pre-tax earnings in excess of $3,000,000.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months Ended September 30, 2017 compared to September 30, 2016

We had a net income of $289,335 during the three months ended September 30, 2017 compared to net income of $142,758 during the three months ended September 30, 2016.

Revenues

Details of revenues are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Mobile Banking Technology	$30,591	$47,080	$(16,489)	(35.0)
Other revenue, related party	80,252	22,900	57,352	250.4
Total Revenues	$110,843	$69,980	$40,863	58.4

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the period ended September 30, 2017 and 2016 $30,591 and $47,080, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions (see Note 1 to Condensed Consolidated Financial Statements).

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to July 31, 2018. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017 and 35% of all revenues through July 31, 2018. For the three months ended September 30, 2017 and 2016, revenue earned from the management services agreement was $80,252 and $22,900, respectively.

Cost of Sales

Cost of sales for the three months ended September 30, 2017 and 2016 totaled $54,236 and $58,560, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2017 and 2016 totaled $164,053 and $170,442, respectively. The decrease in general and administrative expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Sales and marketing expenses for the three months ended September 30, 2017 and 2016 totaled $0 and $5,170, respectively. The decrease in sales and marketing expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Research and development expenses for the three months ended September 30, 2017 and 2016 totaled $9,158 and $10,740, respectively. The decrease in research and development expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Other Income (Expenses)

During the three months ended September 30, 2017, the Company recognized income related to the change in fair value of derivative liabilities that totaled $463,000 (see Note 5 to Condensed Consolidated Financial Statements). No similar activity occurred during the same period of the prior year.

During the three months ended September 30, 2016, the Company recorded a gain on settlement of a note payable to a former officer of $364,686. No similar activity occurred during the same period of the current year.

During the three months ended September 30, 2017 and 2016, interest expense, which includes financing costs, totaled $57,061 and $47,000, respectively. The increase was the result of increased notes payable balances as compared to the same period of the prior year.

Capital Expenditures and Commitments

No capital purchases were made during the three months ended September 30, 2017.

Liquidity

Our cash balance at September 30, 2017 increased to $54,925 as compared to $46,693 at June 30, 2017. The increase was the result of $88,809 in cash used in operating activities offset by $97,042 in cash provided by financing activities. Net cash used in operations during the year ended June 30, 2017 was $88,810 compared with $265,220 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended June 30, 2017 was primarily due to our net income in the period of $289,335 offset by non-cash expenses of $389,897. Net cash provided by financing activities of $97,042 during the period ended September 30, 2017 as due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $238,987 was from proceeds received from notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended September 30, 2017, the Company used cash in operating activities of $88,809, and at September 30, 2017, the Company had a working capital deficit of $4,123,645 and a stockholders’ deficiency of $4,278,644. In addition, as of September 30, 2017, the Company is delinquent in payment of $735,457 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, with an expiration date of July 31, 2018. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. As of September 30, 2017 and June 30, 2017, the total amount of the remaining lease commitment is $42,000 and $54,600, respectively.

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

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group, a related party, and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through July 31, 2018. The Company earns a fee of 20% of all revenues billed from the barcode technology operations up to May 31, 2017 and 35% of all revenues billed up to July 31, 2018.

Recently Issued Accounting Standards

See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2017.

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2017, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $735,457 representing principal and accrued interest as of September 30, 2017.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2017 and September 30, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at September 30, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016; (v) Notes to the Condensed Consolidated Financial Statements.

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

VERITEC, INC.

November 14, 2017	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer

