Form 10-Q
period 2017-12-31
VERITEC INC
filed 2018-02-14
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended December 31, 2017

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

Yes ☐ No ☒

As of December 31, 2017, there were 39,538,007 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017 (Unaudited)	June 30, 2017
ASSETS
Current Assets:
Cash	$64,536	$46,693
Accounts receivable	9,709	8,139
Prepaid expenses	5,323	1,985
Total Current Assets	79,568	56,817
Intangibles, net	—	16,042
Total Assets	$79,568	$72,859

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$652,624	$647,946
Accounts payable, related party	96,110	96,110
Accrued expenses	63,915	72,101
Notes payable – in default	588,792	575,323
Notes payable, related party	2,639,722	2,293,866
Deferred revenues	47,490	72,492
Derivative liabilities	21,589	728,000
Total Current Liabilities	4,110,242	4,485,838
Contingent earnout liability	155,000	155,000
Total Liabilities	4,265,242	4,640,838

Commitments and Contingencies
Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017	1,000	1,000
Common stock, par value $0.01; authorized 50,000,000 shares, 39,538,007 shares issued and outstanding as of December 31, 2017 and June 30, 2017	395,380	395,380
Common stock to be issued, 145,000 shares to be issued as of December 31, 2017 and June 30, 2017, respectively	12,500	12,500
Additional paid-in capital	17,974,576	17,974,576
Accumulated deficit	(22,569,130)	(22,951,435)
Total Stockholders' Deficiency	(4,185,674)	(4,567,979)
Total Liabilities and Stockholders’ Deficiency	$79,568	$72,859

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$30,526	$37,130
Other revenue, management fee related party	93,241	52,430
Total revenue	123,767	89,560

Cost of sales	52,880	90,300
Gross profit (loss)	70,887	(740)

Operating Expenses:
General and administrative	149,874	186,558
Sales and marketing	—	390
Research and development	10,780	11,390
Total operating expenses	160,654	198,338

Loss from operations	(89,767)	(199,078)

Other Income (Expense):
Change in fair value of derivative liabilities	243,411	—
Expense related to fair value of derivative liabilities	—	(182,000)
Interest expense, including $53,940 and $39,866, respectively, to related parties	(60,674)	(46,600)
Total other income (expense)	182,737	(228,600)

Net Income (Loss)	$92,970	$(427,678)
Net Income (Loss) Per Common Share - Basic and Diluted	$0.00	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	39,538,007	39,538,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended December 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$61,117	$84,210
Other revenue, management fee related party	173,493	75,330
Total revenue	234,610	159,540

Cost of sales	107,116	148,860

Gross profit	127,494	10,680

Operating Expenses:
General and administrative	313,927	357,000
Sales and marketing	—	5,560
Research and development	19,938	22,130
Total operating expenses	333,865	384,690

Loss from operations	(206,371)	(374,010)

Other Income (Expense):
Change in fair value of derivative liabilities	706,411	—
Expense related to fair value of derivative liabilities	—	(182,000)
Gain on settlement of note payable to former officer	—	364,690
Interest expense, including $104,267 and $80,131, respectively, to related parties	(117,735)	(93,600)
Total other income	588,676	89,090

Net Income (Loss)	$382,305	$(284,920)

Net Income (Loss) Per Common Share - Basic and Diluted	$0.01	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	39,538,007	39,538,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, June 30, 2017	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,951,435)	$(4,567,979)
Net Income	—	—	—	—	—	—	382,305	382,305
BALANCE, December 31, 2017 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,569,130)	$(4,185,674)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$382,305	$(284,920)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	—	171
Amortization	16,042	32,088
Gain on settlement of note payable to former officer	—	(364,690)
Change in fair value of derivative liabilities	(706,411)	—
Expense related to fair value of derivative liabilities		182,000
Beneficial conversion feature on issuance of convertible notes payable-related party	—	16,250
Interest accrued on notes payable	117,734	83,346
Changes in operating assets and liabilities:
Accounts receivable	(1,570)	735
Prepaid expenses	(3,338)	(5,093)
Accounts payable	4,678	28,049
Accrued expenses	(8,185)	6,806
Payroll tax liabilities	—	(238,718)
Deferred revenues	(25,002)	(41,270)
Net cash used in operating activities	(223,747)	(585,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable-related party	—	427,500
Proceeds from notes payable-related party	241,590	219,883
Net cash provided by financing activities	241,590	647,383

NET INCREASE IN CASH	17,843	62,137
CASH AT BEGINNING OF PERIOD	46,693	60,953
CASH AT END OF PERIOD	$64,536	$123,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of customer deposit to accounts payable	$—	$—

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. The Condensed Consolidated Balance Sheet information as of June 30, 2017 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 10, 2017. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly owned subsidiaries. Inter-company transactions and balances were eliminated in consolidation.

GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended December 31, 2017, the Company incurred a loss from operations of $206,371 and used cash in operating activities of $223,747, and at December 31, 2017, the Company had a working capital deficit of $4,030,674 and a stockholders’ deficiency of $4,185,674. In addition, as of December 31, 2017, the Company is delinquent in payment of $744,076 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

At December 31, 2017 and June 30, 2017, the Company’s Condensed Consolidated Balance Sheet included the fair value of derivative liabilities of $21,589 and $728,000, respectively, which was based on Level 2 measurements.

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

For the six months ended December 31, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. At December 31, 2017, the Company’s Series H Preferred Stock, Convertible Notes Payable and Options were antidilutive because their exercise prices and conversion prices were out of the money.

As of December 31, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of December 31,
	2017	2016
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	18,645,933	16,523,395
Options	2,500,000	2,500,000
Total	21,155,933	19,033,395

Concentrations

During the three months ended December 31, 2017, the Company had one customer, a related party that represented 75% of our revenue, and one customer that represented 10% of our revenue. During the three months ended December 31, 2016, the Company had one customer, a related party that represented 59% of our revenue, and one customer that represented 12% of our revenue.

During the six months ended December 31, 2017, the Company had one customer, a related party that represented 74% of our revenue, and one customer that represented 10% of our revenue. During the six months ended December 31, 2016, the Company had one customer, a related party that represented 47% of our revenue, one customer that represented 13% of our revenue, and one customer that represented 10% of our revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and the FASB has since issued several amendments to this standard, which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard supersedes all existing U.S. GAAP guidance on revenue recognition and is expected to require the use of more judgment and result in additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt the standard on October 1, 2018. The Company has elected to adopt the new revenue recognition standard following the modified retrospective approach, as permitted by the standard. This approach will result in an adjustment to retained earnings for the cumulative effect of initially applying the new standard on its adoption date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to reflect most leases on their balance sheet as lease liabilities with a corresponding right-of-use asset, while leaving presentation of lease expense in the statement of income largely unchanged. The standard also eliminates the real-estate specific provisions that exist under current U.S. GAAP and modifies the classification criteria and accounting lessors must apply to sales-type and direct financing leases. The Company will be required to adopt ASU 2016-02 as of October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs as opposed to when the asset is transferred to an outside party as required under current U.S. GAAP. The standard does not apply to intra-entity transfers of inventory, which will continue to follow current U.S. GAAP. The Company will be required to adopt ASU 2016-16 as of October 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-16 on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. The Company will be required to adopt ASU 2017-04 as of October 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-04 on the Company's consolidated financial statements.

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

The purchase price for the acquisition was comprised of 250,000 shares of restricted common stock of Veritec valued at $37,500, and an earnout payment of $155,000 for an aggregate purchase price of $192,500. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. From the date of the acquisition and up to December 31, 2017, there was no net profit derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned $192,500 of the purchase price to contract commitments which were amortized over a three year period. For the three and six months ended December 31, 2017 and 2016, the Company recorded $0, $16,042, and $16,042, $32,088, respectively, of amortization expense related to this intangible which is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

NOTE 3 – NOTES PAYABLE

Notes payable-in default

Notes payable includes principal and accrued interest and consists of the following at December 31, 2017 and June 30, 2017:

		December 31, 2017	June 30, 2017
(a)	Convertible notes-in default	$209,846	$205,116
(b)	Notes payable-in default	378,946	370,207
	Total notes-third parties	$588,792	$575,323

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2017, convertible notes totaled $205,116. During the period ended December 31, 2017, interest of $4,730 was added to principal leaving a balance owed of $209,846 at December 31, 2017. At December 31, 2017, $172,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 575,021 shares of the Company’s common stock. The balance of $37,340 is due on demand and convertible at a conversion price of $0.08 per share into 466,746 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, due in 2012, and in default. At June 30, 2017, the notes totaled $370,207. During the period ended December 31, 2017, interest of $8,739 was added to principal, leaving a balance owed of $378,946 at December 31, 2017. At December 31, 2017, $342,663 of notes are secured by the Company’s intellectual property and $36,283 of notes are unsecured.

Notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at December 31, 2017 and June 30, 2017:

		December 31, 2017	June 30, 2017
(c)	Convertible notes-The Matthews Group	$1,290,863	$1,236,943
(d)	Notes payable-The Matthews Group	1,090,132	805,195
(e)	Convertible notes-other related-in default	258,727	251,728
	Total notes-related party	$2,639,722	$2,293,866

(c) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand. The Matthews Group (see Note 7) is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2017, convertible notes due to The Matthews Group was $1,236,943. During the period ended December 31, 2017, interest of $53,919 was added to principal leaving a balance owed of $1,290,863 at December 31, 2017. At December 31, 2017, $1,290,863 of the notes are convertible at a conversion price of $0.08 per share into 16,135,785 shares of the Company’s common stock.

(d) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 7) dated September 30, 2015. At June 30, 2017, notes payable totaled $805,195. During the period ended December 31, 2017, $241,590 of notes payable were issued and interest of $43,347 was added to principal leaving a balance due of $1,090,132 at December 31, 2017.

(e) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum. At June 30, 2017, convertible notes due other related parties totaled $251,728. During the period ended December 31, 2017, interest of $7,000 was added to principal leaving a balance owed of $258,728 at December 31, 2017. At December 31, 2017, the notes are convertible at conversion prices ranging from $0.08 per share to $0.30 per share into 1,409,619 shares of the Company’s common stock.

NOTE 4 - DERIVATIVE LIABILITIES

From time to time, the Company issues convertible notes payable with embedded conversion features and options to purchase common stock. Pursuant to the FASB authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, when there are insufficient authorized shares, the obligation for the exercise of the convertible instrument should be classified as a liability and measured at fair value. During 2017, the Company determined that there were not sufficient authorized shares of common stock available for issuance upon conversion of certain of its convertible notes and recorded a charge for the fair value of the derivative liabilities, and at June 30, 2017, the total derivative liabilities were $728,000. During the three and six months ended December 31, 2017, the Company recorded a decrease in the fair value of the derivative liabilities of $243,411 and $706,411, respectively. At December 31, 2017, total derivative liabilities were $21,589. The conversion feature of the notes is re-measured at the end of every reporting period with the change in value reported in the Condensed Consolidated Statements of Operations.

The derivative liability was valued at the following dates using a Black-Scholes-Merton model with the following assumptions:

	December 31, 2017	June 30, 2017
Conversion feature:
Risk-free interest rate	1.76%	1.5%
Expected volatility	93%	179%
Expected life (in years)	1 year	1 year
Expected dividend yield	—	—
Fair Value:
Conversion feature	$21,589	$728,000

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

NOTE 5 - STOCKHOLDERS’ DEFICIENCY

As of both December 31, 2017 and June 30, 2017, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying Condensed Consolidated Balance Sheets.

NOTE 6 – STOCK OPTIONS

Stock Options

A summary of stock options for the six months ended December 31, 2017 is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2017	2,500,000	$0.08
Granted	—	—
Forfeited	—	—
Outstanding at December 31, 2017	2,500,000	$0.08
Exercisable at December 31, 2017	2,500,000	$0.08

At December 31, 2017, the Company had 2,500,000 of options outstanding and exercisable. The options expire in February, 2020, and are exercisable at $0.08 per share. There were no options granted during the six months ended December 31, 2017 and the Company recognized no stock-based compensation expense related to stock options during the three and six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was no remaining unrecognized compensation costs related to stock options and no intrinsic value.

Additional information regarding options outstanding as of December 31, 2017 is as follows:

Options Outstanding at December 31, 2017				Options Exercisable at December 31, 2017
Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual Life	Exercise	Shares	Exercise
Exercise	Outstanding	(Years)	Price	Exercisable	Price
$0.08	2,500,000	2.14	$0.08	2,500,000	$0.08
	2,500,000			2,500,000

The weighted-average remaining contractual life of stock options outstanding and exercisable at December 31, 2017 is 2.14 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 3).

Management Services Agreement and Related Notes Payable with Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through July 31, 2018. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues through May 31, 2017, and 35% of all revenues from June 1, 2017 to July 31, 2018 from the barcode technology operations. During the three and six months ended December 31, 2017 and 2016, the Company recorded management fee revenue related to this agreement of $93,241, $173,493 and $52,430, $75,330, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the six months ended December 31, 2017 and 2016, cash flow loans of $241,590 and $219,883, respectively, were made to the Company at 10% interest per annum and due on demand. At December 31, 2017, cash flow loans of $1,090,132 are due to The Matthews Group (see Note 3).

Advances from Related Parties

As of December 31, 2017 and June 30, 2017, $96,100 and $96,100 of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Condensed Consolidated Balance Sheets, respectively. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For the three and six months ended December 31, 2017 and 2016, rental payments to Ms. Van Tran totaled $12,600, $25,200, $12,600 and $25,200, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On January 17, 2016, Veritec Inc. (the “Company”) entered into an agreement with Vietnam Alliance Capital (“VAC”), which is domiciled in Vietnam, to form a joint venture (“JV’) to operate a debit card business in Vietnam. The JV will be named Veritec Asia. The Company will be a 30% member of the JV and VAC will be a 70% member of the JV. Pursuant to the agreement, the Company will grant a license for certain products to the JV, and provide certain technologies and technological support to the JV. VAC will manage, control, and conduct its day-to-day business and development activities. In addition, VAC has agreed to raise all funds to capitalize the JV. As of December 31, 2017, the JV has not received funding and the Company is currently evaluating its options related to the JV including its termination.

Incentive Compensation Bonus Plan

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of December 31, 2017, the Company had not achieved an annual pre-tax earnings in excess of $3,000,000.

NOTE 9 – SUBSEQUENT EVENT

On February 2, 2018, the Company’s Board of Directors voted to increase the Company’s authorized common shares to 150,000,000 common shares. The Company is in the process of filing the requisite documentation with the State of Nevada.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months Ended December 31, 2017 compared to December 31, 2016

We had a net income of $92,970 during the three months ended December 31, 2017 compared to net loss of $427,678 during the three months ended December 31, 2016.

Revenues

Details of revenues are as follows:

	Three Months Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Mobile Banking Technology	$30,526	$37,130	$(6,604)	(17.8)
Other revenue, management fee related party	93,241	52,430	40,811	77.8
Total Revenues	$123,767	$89,560	$34,207	38.2

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended December 31, 2017 and 2016 were $30,526 and $37,130, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions (see Note 1 to Condensed Consolidated Financial Statements).

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to July 31, 2018. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017 and 35% of all revenues through July 31, 2018. For the three months ended December 31, 2017 and 2016, revenue earned from the management services agreement was $93,241 and $52,430, respectively.

Cost of Sales

Cost of sales for the three months ended December 31, 2017 and 2016 totaled $52,880 and $90,300, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the three months ended December 31, 2017 and 2016 totaled $149,874 and $186,558, respectively. The decrease in general and administrative expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Sales and marketing expenses for the three months ended December 31, 2017 and 2016 totaled $0 and $390, respectively. The decrease in sales and marketing expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Research and development expenses for the three months ended December 31, 2017 and 2016 totaled $10,780 and $11,390, respectively. The decrease in research and development expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Other Income (Expenses)

During the three months ended December 31, 2017, the Company recognized income related to the change in fair value of derivative liabilities that totaled $243,411 (see Note 4 to Condensed Consolidated Financial Statements). During the three months ended December 31, 2016, the Company recognized an expense related to the fair value of derivatives liabilities of $182,000 (see Note 4 to Condensed Consolidated Financial Statements). The change in fair value of derivative liabilities in 2017 compared to 2016 is primarily due to the change in the Company’s stock price input used in its derivative valuation model.

During the three months ended December 31, 2017 and 2016, interest expense, which includes financing costs, totaled $60,674 and $46,600, respectively. The increase was the result of increased notes payable balances as compared to the same period of the prior year.

Results of Operations – Six Months Ended December 31, 2017 compared to December 31, 2016

We had a net income of $382,305 during the six months ended December 31, 2017 compared to net loss of $284,920 during the six months ended December 31, 2016.

Revenues

Details of revenues are as follows:

	Six Months Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Mobile Banking Technology	$61,117	$84,210	$(23,093)	(27.4)
Other revenue, management fee related party	173,493	75,330	98,163	130.3
Total Revenues	$243,610	$159,540	$75,070	47.1

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the six months ended December 31, 2017 and 2016 was $61,117 and $84,210, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions (see Note 1 to Condensed Consolidated Financial Statements).

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to July 31, 2018. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017 and 35% of all revenues through July 31, 2018. For the six months ended December 31, 2017 and 2016, revenue earned from the management services agreement was $173,493 and $75,330, respectively.

Cost of Sales

Cost of sales for the six months ended December 31, 2017 and 2016 totaled $107,116 and $148,860, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the six months ended December 31, 2017 and 2016 totaled $313,927 and $357,000, respectively. The decrease in general and administrative expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Sales and marketing expenses for the six months ended December 31, 2017 and 2016 totaled $0 and $5,560, respectively. The decrease in sales and marketing expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Research and development expenses for the six months ended December 31, 2017 and 2016 totaled $19,938 and $22,130, respectively. The decrease in research and development expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Other Income (Expenses)

During the six months ended December 31, 2017, the Company recognized income related to the change in fair value of derivative liabilities that totaled $706,411 (see Note 4 to Condensed Consolidated Financial Statements). During the six months ended December 31, 2016, the Company recognized an expense related to the fair value of derivatives liabilities of $182,000 (see Note 4 to Condensed Consolidated Financial Statements). The change in fair value of derivative liabilities in 2017 compared to 2016 is primarily due to the change in the Company’s stock price input used in its derivative valuation model.

During the six months ended December 31, 2016, the Company recorded a gain on settlement of a note payable to a former officer of $364,690. No similar activity occurred during the same period of the current year.

During the six months ended December 31, 2017 and 2016, interest expense, which includes financing costs, totaled $117,735 and $93,600, respectively. The increase was the result of increased notes payable balances as compared to the same period of the prior year.

Capital Expenditures and Commitments

No capital purchases were made during the six months ended December 31, 2017.

Liquidity

Our cash balance at December 31, 2017 increased to $64,536 as compared to $46,693 at June 30, 2017. The increase was the result of $223,747 in cash used in operating activities offset by $241,590 in cash provided by financing activities. Net cash used in operations during the six months ended December 31, 2017 was $223,747 compared with $582,246 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended December 31, 2017 was primarily due to our net income in the period of $382,305 offset by non-cash expenses of $572,635. Net cash provided by financing activities of $241,590 during the period ended December 31, 2017 as due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $647,343 was from proceeds received from notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended December 31, 2017, the Company used cash in operating activities of $223,747, and at December 31, 2017, the Company had a working capital deficit of $4,030,674 and a stockholders’ deficiency of $4,185,674. In addition, as of December 31, 2017, the Company is delinquent in payment of $744,076 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Commitments and Contractual Obligations

The Company has one annual lease commitment of $50,400 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, with an expiration date of July 31, 2018. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. As of December 31, 2017 and June 30, 2017, the total amount of the remaining lease commitment is $27,215 and $54,600, respectively.

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

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group, a related party, and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through July 31, 2018. The Company earns a fee of 20% of all revenues billed from the barcode technology operations through May 31, 2017 and then 35% of all revenues through July 31, 2018.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2017.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $744,076 representing principal and accrued interest as of December 31, 2017.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2017 and 2016; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at December 31, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016; (v) Notes to the Condensed Consolidated Financial Statements.

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

VERITEC, INC.

February 14, 2018	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

