Form 10-K
period 2018-06-30
VERITEC INC
filed 2018-10-05
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 0-15113

VERITEC INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3954373
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12445 Winnetka Avenue N. Golden Valley, MN	55427
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $238,831.

As of September 28, 2018, the registrant’s outstanding common stock consisted of 39,538,007 shares, $0.01 par value.

1

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Summary

The Company is currently solely engaged in the development, marketing, sales and licensing of products and rendering of professional services related to its mobile banking prepaid debit card solutions. The Company was also previously engaged in its proprietary two-dimensional matrix symbology technology (also commonly referred to as “two-dimensional barcodes”, “2D barcodes”, or “Barcode Technology”) which it sold on September 30, 2015.

In this Form 10-K, the Company’s mobile software banking technology will hereafter be referred to as its “Mobile Banking Technology”. The Mobile Banking Technology is used to offer Prepaid Card Programs to sponsor banks and approved applicants/cardholders. These programs may also be referred to as the MTC™ card or the Blinx ON-OFF™ Prepaid Card programs.

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

(a) MTC™ Debit Card - Visa® Prepaid Card Programs

In fiscal year 2009, the Company announced the release of its Mobile Toggle Card (MTC™) Program on the Company’s mobile banking software platform under a sponsoring bank. Veritec’s mobile banking software platform is a debit based, pre-paid and gift card solution that is licensed by Veritec’s wholly owned subsidiary, Veritec Financial Systems, Inc., to debit card issuers and sponsoring organizations. Under the MTC™ Program, card issuers and sponsors may provide the MTC™ branded debit or gift cards to individuals with and without demand deposit accounts (e.g., the latter the “under-banked”). The MTC™ card may be part of a Visa® branded program and, as such, the cards are accepted anywhere in the world that Visa cards are accepted.

With an MTC™ card, the cardholders are empowered to combat unpermitted and fraudulent use of their debit cards by “toggling” their cards “on” and “off” with their mobile phones. Cardholders no longer have to completely rely on their card issuers to monitor possible fraudulent activity on their accounts. Cardholders can now de-activate their cards themselves, in real time, any time they choose to do so. In addition to this toggling feature, cardholders may apply for their cards online, arrange for direct deposits to be made to their cards, and transfer money to their card from another account. Cardholders may also elect to receive various alerts on their mobile phones about activity on their card. In fiscal year 2010, the Company began accepting applications for the MTC™ card from individual applicants and issuing live Visa® branded debit cards under the MTC Mobile Toggle Card Program.

(b) blinx ON-OFF Debit Card - Visa® Prepaid Card Programs

In fiscal year 2011, Veritec began marketing the blinx ON-OFF™ branded card under a bank sponsorship. The blinx ON-OFF™ card is based on the Mobile Banking Technology platform and offers the same features and functions as the MTC™ branded card but with different pricing for bank sponsored cards.

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

Major Customers

During the year ended June 30, 2018, the Company had one customer, a related party that represented 76% of our revenues. No other customer represented more than 10% of our revenues.

During the year ended June 30, 2017, the Company had one customer, a related party, that represented 53% of our revenues and one customer that represented 14% of our revenues. No other customer represented more than 10% of our revenues.

Engineering, Research and Development

During fiscal year 2018, we concentrated on several projects which included the development of our Mobile debit and member rewards banking platform, and the continued development and support of the liquid crystal display (LCD) business the VeriSuite™ Bio-ID software platform, the PhoneCodes™ software platform. All of these projects are currently in various stages of development or have been completed.

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

Employees

As of June 30, 2018, the Company employed three employees and nine independent contractor consultants.

Financial Information about Geographic Areas

For the years ended June 30, 2018 and 2017, United States customers accounted for 100% of the Company’s total revenue.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the Chairman of the Board and the Chief Executive Officer of the Company. Our lease requires monthly payments of $4,250 through March 30, 2019.

ITEM 3. LEGAL PROCEEDINGS

On or about November 13, 2017, David A. Badhwa and Denise a Badhwa (collectively “Plaintiffs”) filed a lawsuit in district court in Hennepin County, Minnesota asserting that the Company breached the terms of a promissory note. Plaintiffs seek repayment on the principal of the promissory note, in the amount of $100,000, $10,000 of which Plaintiffs contend Veritec previously paid, plus interest, collection costs and attorney’s fees. As of May 15, 2018, the date of the last communication on the amount of recovery that Plaintiffs seek, Plaintiffs sought an award or settlement in the amount of $162,990. If Plaintiff’s prevail on their claims, the Court could award Plaintiffs the unpaid principal in the amount of $90,000, plus interest at the rate of eight percent (8%) per annum on the unpaid balance, as well as attorney’s fees incurred by Plaintiffs in seeking payment on the promissory note in an amount determined by the Court. An award of attorney’s fees could be significant. Veritec has vigorously defended Plaintiffs claims and has asserted a variety of counterclaims against Plaintiffs. Veritec has also attempted to engage Plaintiffs in settlement discussions, but Plaintiffs have not engaged in meaningful negotiations to resolve the claims in dispute.

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  The Company recorded a gain on the settlement of $364,686 in the accompanying Consolidated Statements of Operations for the year ended June 30, 2017. As of June 30, 2018, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

Market Price Range of Common Stock	Fiscal 2018		Fiscal 2017
Quarter Ended	High	Low	High	Low
September 30	$.11	$.08	$.12	$.06
December 31	$.08	$.03	$.10	$.06
March 31	$.08	$.03	$.11	$.10
June 30	$.05	$.04	$.16	$.10

Shareholders

As of June 30, 2018, there were approximately 793 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

Dividend Information

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition and other relevant factors. There are no restrictions that currently limit the Registrant’s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Unregistered Sales of Equity Securities

No unregistered sales of equity securities occurred during the years ended June 30, 2018 and 2017.

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

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted no options or stock bonuses to employees and consultants under this arrangement in 2018 and 2017, respectively.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this report.

The following discussion and analysis of the Company’s financial condition and results of operations is based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities, fair value of warrant derivatives and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

Results of Operations – June 30, 2018 compared to June 30, 2017

We had a net loss of $18,210 in the year ended June 30, 2018 compared to net loss of $1,369,807 in the year ended June 30, 2017.

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Mobile Banking Technology	$121,901	$152,606	$(30,705)	(20.1)
Other revenue, management fee related party	376,580	172,930	203,650	117.8
Total Revenues	$498,481	$325,536	$172,945	53.1

•	Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the year ended June 30, 2018 and 2017 were $121,901 and $152,606, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016 (see Note 1 to Consolidated Financial Statements).

•	Other revenue, management fee related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to June 30, 2019. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017, and 35% of all revenues through June 30, 2019. For the years ended June 30, 2018 and 2017, revenue earned from the management services agreement was $376,580 and $172,930, respectively.

Cost of Sales

Cost of sales for the year ended June 30, 2018 and 2017 totaled $247,408 and $260,614, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the year ended June 30, 2018 and 2017 totaled $587,166 and $688,351, respectively. The decrease in general and administrative expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Sales and marketing expenses for the year ended June 30, 2018 and 2017 totaled $1,762 compared to $67,612, respectively. The decrease in sales and marketing expenses was primarily from the recording of a $50,000 expense during the year ended June 30, 2017, relating to an Exclusive Products Provider Agreement (See Note 9 of the Consolidated Financial Statements).

Research and development expenses for the year ended June 30, 2018 and 2017 totaled $29,997 and $92,992, respectively. The decrease in expenses was primarily related to decreased software development related activities as compared to the same period of the prior year.

Other Income (Expenses)

During the year ended June 30, 2017, the Company recorded a gain on settlement of a note payable to a former officer of $364,686 (see Note 10 to the Consolidated Financial Statements). No similar activity occurred during the same period of the current year.

During the year ended June 30, 2018, the Company recognized income related to the change in fair value of derivative liabilities of $603,000 (see Note 5 to the Consolidated Financial Statements), and during the year ended June 30, 2017, the Company recognized expenses related to the change in fair value of derivative liabilities of $546,000.

Interest expense, which includes financing costs, for the year ended June 30, 2018 and 2017, was $253,358 and $404,460, respectively. The decrease was the result of certain non-cash financing costs that occurred during the prior year for which no similar activity occurred during the year ended June 30, 2018.

Liquidity and Capital Resources

Our cash balance at June 30, 2018 increased to $139,086 as compared to $46,693 at June 30, 2017. The increase was the result of $506,919 in cash used in operating activities offset by $599,312 in cash provided by financing activities. Net cash used in operations during the year ended June 30, 2018 was $506,919 compared with $1,030,580 of net cash used in operations during the same period of the prior year. Cash used in operations during the year ended June 30, 2018 was primarily due to deducting the income from the change in fair value of derivatives of $603,000 from our net loss in the period of $18,210. Net cash provided by financing activities of $599,312 during the year ended June 30, 2018 was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $1,016,320 was from proceeds received from notes payable.

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2018, the Company incurred a loss of $18,210 and used cash in operating activities of $506,919, and at June 30, 2018, the Company had a stockholders’ deficiency of $4,461,189. In addition, as of June 30, 2018, the Company is delinquent in payment of $761,315 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2019 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2019 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Lawrence J. Johanns, a significant Company stockholder.

Convertible notes and notes payable-in default

Notes payable includes principal and accrued interest and consists of the following at June 30, 2018 and June 30, 2017:

		June 30, 2018	June 30, 2017
(a)	Convertible notes-in default	$214,576	$205,116
(b)	Notes payable-in default	387,684	370,207
	Total notes-third parties	$602,260	$575,323

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2017, convertible notes totaled $205,116. During the year ended June 30, 2018, interest of $9,460 was added to principal leaving a balance owed of $214,576 at June 30, 2018. At June 30, 2018, $176,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 588,354 shares of the Company’s common stock. The balance of $38,070 is due on demand and convertible at a conversion price of $0.08 per share into 475,875 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, due in 2012, and in default.

At June 30, 2017, the notes totaled $370,207. During the year ended June 30, 2018, interest of $17,477 was added to principal leaving a balance owed of $387,684 at June 30, 2018. At June 30, 2018, $351,901 of notes are secured by the Company’s intellectual property and $35,783 of notes are unsecured,

Convertible notes and notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at June 30, 2018 and June 30, 2017:

		June 30, 2018	June 30, 2017
(a)	Convertible notes-The Matthews Group	$1,344,782	$1,236,943
(b)	Notes payable-The Matthews Group	1,384,088	805,195
(c)	Convertible notes-other related-in default	265,728	251,728
	Total notes-related party	$2,994,598	$2,293,866

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group (see Note 9 to accompanying Consolidated Financial Statements) is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2017, convertible notes due to The Matthews Group totaled $1,236,943. During the year ended June 30, 2018, interest of $107,839 was added to principal leaving a balance owed to $1,344,782 at June 30, 2018. At June 30, 2018, the notes are convertible at a conversion price of $0.08 per share into 16,809,779 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group dated September 30, 2015 (see Note 9 to accompanying Consolidated Financial Statements). At June 30, 2017, notes payable to The Matthews Group was $805,195. During the year ended June 30, 2018, $599,312 of notes payable were issued interest of $104,581 was added to principal, and an interest payment of $125,000 was made, leaving a balance owed of $1,384,088.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.10 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2017, convertible notes due other related parties totaled $251,728. During the year ended June 30, 2018, interest of $14,000 was added to principal leaving a balance owed of $265,728 at June 30, 2018. At June 30, 2018, $197,124 of the notes were due in 2010 and are in default, and the balance of $68,604 is due on demand. At June 30, 2018, $197,124 of the notes are convertible at a conversion price of $0.30 per share into 657,081 shares of the Company’s common stock, $20,581 of the notes are convertible at a conversion price of $0.10 per share into 205,812 shares of the Company’s common stock, and $48,023 of the notes are convertible at a conversion price of $0.08 per share into 600,285 shares of the Company’s common stock.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $51,000 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, with an expiration date of March 30, 2019. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the remaining lease commitment is $38,250 at June 30, 2018.

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

b. Management Fee Revenue

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group (see Note 9) and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2019. The Company earns a fee of 20% of all revenues billed from the barcode technology operations up to May 31, 2017 and 35% of all revenues billed up to June 30, 2019.

Recently Issued Accounting Standards

See Footnote 1 of consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
PART I - FINANCIAL INFORMATION
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2018 and 2017	F-2
Consolidated Statements of Operations for the Years Ended June 30, 2018 and 2017	F-3
Consolidated Statements of Stockholders’ Deficiency for the Years Ended June 30, 2018 and 2017	F-4
Consolidated Statements of Cash Flows for the Years Ended June 30, 2018 and 2017	F-5
Notes to Consolidated Financial Statements	F-6 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Veritec, Inc. and Subsidiaries

Golden Valley, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

Los Angeles, California
October 5, 2018

We have served as the Company’s auditor since 2008

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017
ASSETS
Current Assets:
Cash	$139,086	$46,693
Accounts receivable	7,071	8,139
Prepaid expenses	5,328	1,985
Total Current Assets	151,485	56,817
Intangibles, net	—	16,042
Total Assets	$151,485	$72,859

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$671,197	$647,946
Accounts payable, related party	96,110	96,110
Accrued expenses	63,507	72,101
Convertible notes and notes payable – in default	602,261	575,323
Convertible notes and notes payable, related party	2,994,599	2,293,866
Deferred revenues	30,000	72,492
Derivative liabilities	—	728,000
Total Current Liabilities	4,457,674	4,485,838
Contingent earnout liability	155,000	155,000
Total Liabilities	4,612,674	4,640,838

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares and 50,000,000 shares, respectively; 39,538,007 shares issued and outstanding	395,380	395,380
Common stock to be issued, 145,000 shares to be issued	12,500	12,500
Additional paid-in capital	18,099,576	17,974,576
Accumulated deficit	(22,969,645)	(22,951,435)
Total Stockholders' Deficiency	(4,461,189)	(4,567,979)
Total Liabilities and Stockholders’ Deficiency	$151,485	$72,859

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended June 30,
	2018	2017
Revenue:
Mobile banking technology revenue	$121,901	$152,606
Other revenue, management fee related party	376,580	172,930
Total revenue	498,481	325,536

Cost of sales	247,408	260,614
Gross profit	251,073	64,922

Operating Expenses:
General and administrative (including $51,000 and $46,750, respectively, to related party)	587,166	688,351
Sales and marketing	1,762	67,612
Research and development	29,997	92,992
Total operating expenses	618,925	848,955
Loss from operations	(367,852)	(784,033)

Other Income (Expense):
Interest expense, including $226,420 and $377,522, respectively, to related parties	(253,358)	(404,460)
Change in fair value of derivative liabilities	603,000	(546,000)
Gain on settlement of note payable to former officer	—	364,686
Total other income (expense)	349,642	(585,774)

Net Loss	$(18,210)	$(1,369,807)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.03)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	39,538,007	39,538,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

					Common
					Stock to	Additional
	Preferred Stock		Common Stock		be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficiency
Balance, June 30, 2016	1,000	$1,000	39,538,007	$395,380	$12,500	$17,939,576	$(21,581,628)	$(3,233,172)
Beneficial conversion feature on issuance of convertible notes payable	—	—	—	—	—	35,000	—	35,000
Net Loss	—	—	—	—	—	—	(1,369,807)	(1,369,807)
Balance, June 30, 2017	1,000	1,000	39,538,007	395,380	12,500	17,974,576	(22,951,435)	(4,567,979)
Reclassification of embedded conversion option	—	—	—	—	—	125,000	—	125,000
Net Loss	—	—	—	—	—	—	(18,210)	(18,210)
Balance, June 30, 2018	1,000	$1,000	39,538,007	$395,380	$12,500	$18,099,576	$(22,969,645)	$(4,461,189)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18,210)	$(1,369,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	171
Amortization	16,042	64,166
Gain on settlement of note payable to former officer	—	(364,686)
Expense related to the fair value of derivative liabilities	—	182,000
Change in fair value of derivative liabilities	(603,000)	546,000
Beneficial conversion feature on issuance of convertible notes payable-related party	—	35,000
Interest accrued on notes payable	128,359	184,960
Changes in operating assets and liabilities:
Accounts receivable	1,068	1,170
Prepaid expenses	(3,343)	(88)
Payroll tax liabilities	—	(238,718)
Deferred revenues	(42,492)	(66,268)
Accounts payable	23,251	(1,207)
Accrued expenses	(8,594)	(3,273)
Net cash used in operating activities	(506,919)	(1,030,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable-related party	—	477,500
Proceeds from notes payable-related party	599,312	538,820
Net cash provided by financing activities	599,312	1,016,320

NET INCREASE (DECREASE) IN CASH	92,393	(14,260)
CASH AT BEGINNING OF PERIOD	46,693	60,953
CASH AT END OF PERIOD	$139,086	$46,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$125,000	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of customer deposit to accounts payable	$—	$25,000
Reclassification of embedded conversion option derivative to additional paid-in capital	125,000	—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2018 AND 2017

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Veritec, Inc. (Veritec) was formed in the State of Nevada on September 8, 1982.

Veritec is primarily engaged in the development, sales, and licensing of products and providing services related to its mobile banking solutions.

As a Cardholder Independent Sales Organization, Veritec is able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa branded card programs on behalf of its sponsoring bank. Veritec has a portfolio of five United States and eight foreign patents. In addition, we have seven U.S. and twenty-eight foreign pending patent applications. Veritec has had agreements with various banks, including Security First Bank (terminated in 2010), Palm Desert National Bank (which was later assigned to First California Bank and subsequently Pacific Western Bank that terminated in 2013), and Central Bank of Kansas City (terminated in 2016). Veritec is currently seeking a bank to sponsor its Prepaid Card programs.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation. Veritec’s wholly owned subsidiaries include Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. (collectively the “Company”).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of long lived assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents

Investments with original maturities of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company sells to domestic and foreign companies and grants uncollateralized credit to customers, but requires deposits on unique orders. Management periodically reviews its accounts receivable and provides an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the near term. Based on management’s assessment, no allowance for doubtful accounts was considered necessary at June 30, 2018 or 2017.

Revenue Recognition

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

The Company has entered into certain long term agreements to provide application development and support. Some customers paid the agreement in full at signing and the Company recorded the receipt of payment as deferred revenue. The Company records revenue relating to these agreements on a pro-rata basis over the term of the agreement and reduces its deferred revenue balance accordingly.

b. Management Fee Revenue

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 9). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2019. The Company earned a fee of 20% of all revenues billed from the barcode technology operations up to May 31, 2017, and now earns a fee of 35% of all revenues billed up to June 30, 2019.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve (12) months of the balance sheet date.

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

For the years ended June 30, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of June 30, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2018	2017
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	19,337,127	17,833,166
Options	2,500,000	2,500,000
Total	21,847,127	20,343,166

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

Fair Value of Financial Instruments

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments.

The fair value of the derivative liabilities of $728,000 at June 30, 2017, was valued using Level 2 inputs.

Concentrations

During the year ended June 30, 2018, the Company had one customer, a related party that represented 76% of our revenues. No other customer represented more than 10% of our revenues.

During the year ended June 30, 2017, the Company had one customer, a related party, that represented 53% of our revenues and one customer that represented 14% of our revenues. No other customer represented more than 10% of our revenues.

During the years ended June 30, 2018 and 2017, the Company had no foreign revenues.

Segments

The Company operates in one segment, the mobile financial banking industry. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the company upon shipment or delivery to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. The updated guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within that year. The Company will adopt this guidance effective July 1, 2018 using the modified retrospective method applied to all contracts not completed as of July 1, 2018. Due to the nature of the products sold by the Company, the adoption of the new standard will have no quantitative effect on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2018, the Company recorded a loss of $18,210, used cash in operating activities of $506,919, and at June 30, 2018, the Company had a stockholders’ deficiency of $4,461,189. In addition, as of June 30, 2018, the Company is delinquent in payment of $761,315 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2019 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

The purchase price for the acquisition was comprised of 250,000 shares of restricted common stock of Veritec valued at $37,500, issued on closing, and an earnout payment of $155,000 for an aggregate purchase price of $192,500. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. For the years ended June 30, 2018 and 2017, there was no net profit derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned $192,500 of the purchase price to contract commitments which were amortized over a three year period. For the years ended June 30, 2018 and 2017, the Company recorded $16,042 and $64,166 of amortization expense related to this intangible which is included in general and administrative expense in the Consolidated Statements of Operations. As of June 30, 2018, there was no remaining unrecognized amortization expense related to intangible assets.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable-in default

Notes payable includes principal and accrued interest and consists of the following at June 30, 2018 and June 30, 2017:

		June 30, 2018	June 30, 2017
(a)	Convertible notes-in default	$214,576	$205,116
(b)	Notes payable-in default	387,684	370,207
	Total notes-third parties	$602,260	$575,323

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2016, convertible notes totaled $195,655. During the year ended June 30, 2017, interest of $9,460 was added to principal, leaving a balance owed of $205,116 at June 30, 2017. During the year ended June 30, 2018, interest of $9,461 was added to principal leaving a balance owed of $214,576 at June 30, 2018. At June 30, 2018, $176,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 588,354 shares of the Company’s common stock. Certain of the amounts due are subject to a legal proceeding (see Note 10). The balance of $38,070 is due on demand and convertible at a conversion price of $0.08 per share into 475,875 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2016, the notes totaled $352,729 and during the year ended June 30, 2017, interest of $17,478 was added to principal, leaving a balance owed of $370,207 at June 30, 2017. During the year ended June 30, 2018, interest of $17,477 was added to principal leaving a balance owed of $387,684 at June 30, 2018. At June 30, 2018, $351,901 of notes are secured by the Company’s intellectual property and $35,783 of notes are unsecured.

Convertible notes and notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at June 30, 2018 and June 30, 2017:

		June 30, 2018	June 30, 2017
(a)	Convertible notes-The Matthews Group	$1,344,782	$1,236,943
(b)	Notes payable-The Matthews Group	1,384,088	805,195
(c)	Convertible notes-other related-in default	265,729	251,728
	Total notes-related party	$2,994,599	$2,293,866

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 9) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2016, convertible notes due to The Matthews Group totaled $669,648. During the year ended June 30, 2017, $477,500 of convertible notes were issued and interest of $89,795 was added to principal leaving a balance payable of $1,236,943 at June 30, 2017. The Company determined that upon issuance of certain convertible notes issued in the second quarter of fiscal 2017, there become insufficient authorized shares of common stock available for conversion. Accordingly, the fair value of the conversion features for these convertible notes were recorded as derivative liabilities with a corresponding discount to the related notes. The Company determined the fair value of the conversion features were $182,000 (see Note 5). As the convertible notes are due on demand, the $182,000 discount was expensed upon issuance. During the year ended June 30, 2018, interest of $107,839 was added to principal leaving a balance payable of $1,344,782 at June 30, 2018. At June 30, 2018, the notes are convertible at a conversion price of $0.08 per share into 16,809,779 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 9) dated September 30, 2015. At June 30, 2016, notes due to The Matthews Group totaled $216,648. During the year ended June 30, 2017, $538,820 of notes payable were issued and interest of $49,727 was added to principal leaving a balance owed of $805,195. During the year ended June 30, 2018, $599,312 of notes payable were issued, interest of $104,581was added to principal, and an interest payment of $125,000 was made, leaving a balance owed of $1,384,088 at June 30, 2018.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.10 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2016, convertible notes due other related parties totaled $237,725. During the year ended June 30, 2017, interest of $14,003 was added to principal leaving a balance owed of $251,728 at June 30, 2017. During the year ended June 30, 2018, interest of $14,001 was added to principal leaving a balance owed of $265,729 at June 30, 2018. At June 30, 2018, $197,124 of the notes were due in 2010 and are in default, and the balance of $68,605 is due on demand. At June 30, 2018, $197,124 of the notes are convertible at a conversion price of $0.30 per share into 657,080 shares of the Company’s common stock, $20,581 of the notes are convertible at a conversion price of $0.10 per share into 205,810 shares of the Company’s common stock, and $48,024 of the notes are convertible at a conversion price of $0.08 per share into 600,289 shares of the Company’s common stock.

NOTE 5 - DERIVATIVE LIABILITIES

During fiscal 2017, the Company determined there were insufficient authorized shares of common stock available for conversion of certain of its convertible notes issued in the second quarter of fiscal 2017 (See Note 4) and therefore the conversion feature of the notes did not meet equity classification. Based on this, the Company recorded derivative liabilities of $182,000 upon the issuance of these convertible notes. Subsequent to this recording and through June 30, 2017, the Company recorded a change in the fair value of the derivative liabilities of $546,000. At June 30, 2017, total derivative liabilities were $728,000. On April 18, 2018, the Company increased its authorized shares from 50,000,000 to 150,000,000 shares and therefore, the Company determined it had sufficient authorized shares available to meet equity classification for the conversion features of its convertible notes. Accordingly, on April 14, 2018, the Company remeasured the derivative liabilities to their fair value of $125,000, and recorded a gain in fair value of the derivative of $603,000. The balance of the derivative of $125,000 was then reclassified to equity and recorded as a credit to additional paid-in capital in accordance with ASC 815-15-35-4.

The derivative liability was valued at the following dates using a Black-Scholes-Merton model with the following assumptions:

	April 18, 2018 (date reclassified to equity)	June 30, 2017	July 11, 2016 to December 31, 2016 (dates of inception)
Conversion feature:
Risk-free interest rate	1.24%	1.50%	0.07%
Expected volatility	130%	179%	99% to 124%
Expected life (in years)	1 year	1-2.5 years	1-1.5 years
Expected dividend yield	—		—
Fair Value:
Conversion feature	$125,000	$728,000	$182,000

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

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2018 and 2017, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock

On February 2, 2018, the Company’s Board of Directors voted to increase the Company’s authorized common shares to 150,000,000 common shares. The Company filed the requisite documentation with the State of Nevada in April 2018, with an effective date of April 18, 2018.

Common Stock to be Issued

At June 30, 2018 and 2017, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying consolidated financial statements.

NOTE 7 – STOCK OPTIONS

A summary of stock options as of June 30, 2018 and for the two years then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2016	2,500,000	$0.08
Granted	—	—
Forfeited	—	$0.08
Outstanding at June 30, 2017	2,500,000	$0.08
Granted	—	—
Forfeited	—	$0.08
Outstanding at June 30, 2018	2,500,000	$0.08
Exercisable at June 30, 2018	2,500,000	$0.08

The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Company granted 2,500,000 options under this arrangement. There were no options granted in 2018 and 2017 under this agreement. Both the outstanding and exercisable stock options had no intrinsic value at June 30, 2018.

Additional information regarding options outstanding as of June 30, 2018 is as follows:

Options Outstanding at June 30, 2018				Options Exercisable at June 30, 2018
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.08	2,500,000	1.64	$0.08	2,500,000	$0.08
	2,500,000			2,500,000

NOTE 8 - INCOME TAXES

For the years ended June 30, 2018, net income was $106,790, as compared to net loss of $1,369,907 for the year ended June 30, 2017. For the years ended June 30, 2018 and 2017, no provision for income taxes was recorded. We made no provision for income taxes due to our utilization of federal net operating loss carry forwards to offset both regular taxable income and alternative minimum taxable income.

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended June 30,
	2018	2017
Federal statutory tax rate	28%	35%
State tax, net of federal benefit	6%	6%
Total tax rate	34%	40%
Allowance	(34)%	(40)%
Effective tax rate	—%	—%

The following is a summary of the deferred tax assets:

	Year Ended June 30,
	2018	2017
Net operating loss carryforwards	$2,580,000	$4,665,000
Derivative liabilities	—	290,000
Intangibles, net	—	70,000
Deferred tax assets before valuation allowance	2,580,000	5,025,000
Valuation allowance	(2,580,000)	(5,025,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2018 and 2017 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2018 was a decrease of $111,000.

Veritec has net operating loss carryforwards of approximately $12,284,000 million for federal purposes available to offset future taxable income that expire in varying amounts through 2035. The ability to utilize the net operating loss carry forwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership). The Company is subject to examination by tax authorities for all years for which a loss carry forward is utilized in subsequent periods.

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2018 and 2017, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2018 and 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 4).

Management Services Agreement and Related Notes Payable with Related Party

The Company’s Barcode Technology was invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company then entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2019. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017 and 35% of all revenues up to June 30, 2019 from the barcode technology operations. During the year ended June 30, 2018 and 2017, the Company recorded management fee revenue related to this agreement of $376,580 and $172,930, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the year ended June 30, 2018 and 2017, cash flow loans of $599,312 and $538,820, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2018, cash flow loans of $1,384,088 are due to The Matthews Group (see Note 4).

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

No convertible notes were issued to The Matthews Group during the year ended June 30, 2018

Advances from Related Parties

From time to time, Ms. Van Tran provides advances to finance the Company’s working capital requirements. As of June 30, 2018 and 2017, total advances to Ms. Van Tran amounted to $96,110, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For both the years ended June 30, 2018 and 2017, rental payments to Ms. Van Tran totaled $51,000.

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

NOTE 10 – LEGAL PROCEEDINGS

On or about November 13, 2017, David A. Badhwa and Denise a Badhwa (collectively “Plaintiffs”) filed a lawsuit in district court in Hennepin County, Minnesota asserting that the Company breached the terms of a promissory note. Plaintiffs seek repayment on the principal of the promissory note, in the amount of $100,000, $10,000 of which Plaintiffs contend Veritec previously paid, plus interest, collection costs and attorney’s fees. As of May 15, 2018, the date of the last communication on the amount of recovery that Plaintiffs seek, Plaintiffs sought an award or settlement in the amount of $162,990. If Plaintiff’s prevail on their claims, the Court could award Plaintiffs the unpaid principal in the amount of $90,000, plus interest at the rate of eight percent (8%) per annum on the unpaid balance, as well as attorney’s fees incurred by Plaintiffs in seeking payment on the promissory note in an amount determined by the Court. An award of attorney’s fees could be significant. Veritec has vigorously defended Plaintiffs claims and has asserted a variety of counterclaims against Plaintiffs. Veritec has also attempted to engage Plaintiffs in settlement discussions, but Plaintiffs have not engaged in meaningful negotiations to resolve the claims in dispute. Management has recorded a liability related to this proceeding that it feels is adequate.

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  The Company recorded a gain on the settlement of $364,686 in the accompanying Consolidated Statements of Operations for the year ended June 30, 2017. As of June 30, 2018, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of June 30, 2018, the Company had not achieved an annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2018.

We identified material weaknesses in our internal control over financial reporting primarily attributable to (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Management has retained an outside, independent financial consultant to record and review all financial data, as well as prepare our financial reports, in order to mitigate this weakness. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	73
Laird Powers	Director	70
Steve Handy	Director	50

Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. The Board of Directors appoints officers.

Ms. Van Thuy Tran is the Chief Executive Officer and Chairman of the Board. Ms. Tran controls a majority interest in the Company. She was President of Asia Consulting and Trading Company from 1979 to 1999, a company dealing with trade in the Pacific Rim countries. She is the co-founder of Circle of Love, providing mission work in Vietnam since 1993. She is the founder of Caring for Others, a non-profit organization with the vision of sharing what we have with others. She was the founder of Equal Partners, Inc., a construction and building company in Minnesota. Ms. Van Tran has a medical degree and worked in the medical field for over 17 years.

Laird E. Powers is a member of the Board and is a private investor in emerging technology companies. He has been involved with the Company since its early stages in 1986. In addition, for the past 31 years, he is the president and owner of a construction company in Northern California. He holds a Bachelor of Science degree in Psychology with a Mathematics minor from California State University - Hayward.

Steve Handy was appointed as a member of the Board on October 5, 2018. Mr. Handy currently provides senior financial and executive advisory services to both private and publicly traded companies. Mr. Handy previously served as Chief Financial Officer of Tix Corporation from March 2010 to October 2017. Prior to Tix Corporation, Mr. Handy held positions of increasing responsibility, including Senior Vice President, Chief Financial Officer and Corporate Secretary of SM&A, a former publicly traded professional services firm. In addition, Mr. Handy previously held various management roles in high technology manufacturing and service companies, including working in The Netherlands for a U.S. high technology manufacturer. Mr. Handy also served as Senior Auditor for Deloitte & Touche LLP. Mr. Handy holds the designations of Certified Public Accountant (CPA) and Chartered Global Management Accountant (CGMA).

Section 16(a) Beneficial Ownership Reporting Compliance

Section16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To the best of our knowledge, all required reports were filed.

Committee and Board Meetings

One meeting of our Board of Directors was held in fiscal 2018. The Audit Committee is currently comprised of one independent director who does qualify as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission and the NASDAQ Capital Market.

Director Independence

The board of directors has determined that one member of our board of directors, Laird Powers, is independent under the revised listing standards of The NASDAQ Stock Market, Inc. We intend to maintain at least two independent directors on our board of directors in the future.

Code of Ethics

We have adopted a code of ethics, which is available on our website at https://www.veritecinc.com/management-team. Our code of ethics applies to all of our employees, including our officers and directors. If our Board grants any waivers of, or amendments to, the code of ethics to any of our executive officers or directors, we will disclose these matters through our website.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2018 and 2017 who was the only individual that served as a principal executive officer, and who was the only “Named Executive Officer” of the Company.

Name	Year	Salaries ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran Chief Executive Officer	2018	$150,000	—	—	—	—	$150,000
Van Thuy Tran Chief Executive Officer	2017	$150,000	—	—	—	—	$150,000

Employment Agreements

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination and entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment.

Director Compensation

The following table summarizes the compensation paid to our directors for the year ended June 30, 2018:

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Tran Director and Chief Executive Officer (1)	2018	—	—	—	—	—	—
Keith Lane Director (1)(2)	2018	—	—	—	—	—	—
Laird Powers Director (1)	2018	—	—	—	—	—	—

(1)	Directors who are employed by the Company do not receive separate compensation for services on the Board of Directors. Members of the Board of Directors who are not employees of the Company currently receive no fees. In addition, members of the Board of Directors are reimbursed for any expenses incurred in attending the meetings.
(2)	Mr. Lane resigned from the Board of Directors on May 7, 2018.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2018 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 2445 Winnetka Avenue North, Golden Valley, MN 55427.

Name	Number of Shares Beneficially Owned	Percent of Shares
Laird Powers	252,984	0.4%
Van Thuy Tran	229,250	0.6%
Keith Lane	150,000	0.6%
All Officers and Directors as a group (4 persons)	632,234	1.6%
The Matthews Group LLC (1)	29,352,547	74.2%

(1)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Lawrence J. Johanns each own 50% of The Matthews Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by the board of directors.

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding.

Management Services Agreement and Related Notes Payable with Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2019. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues up to May 31, 2017 and 35% of all revenues up to June 30, 2019 from the barcode technology operations. During the year ended June 30, 2018 and 2017, the Company recorded management fee revenue related to this agreement of $376,580 and $172,930, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the year ended June 30, 2018 and 2017, cash flow loans of $599,312 and $538,820, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2018, cash flow loans of $1,384,088 are due to The Matthews Group.

Convertible Notes Activity with Related Parties

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

Advances from Related Parties

As of both June 30, 2018 and 2017, $96,110 of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For both the years ended June 30, 2018 and 2017, rental payments to Ms. Van Tran totaled $50,400.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended June 30, 2018 and 2017:

Fees	2018	2017
Weinberg & Company, CPAs
Audit fees	$57,724	$43,663
Audit Related Fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$57,724	$43,663

Audit Fees: Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

PART IV

Item 15. EXHIBITS

Exhibit Number	Ref	Description of Document
3.1		Restated Articles of Incorporation of Veritec, Inc. dated May 3, 1997 (incorporated by reference to Exhibit 3(i) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2007, as filed on May 15, 2007).

3.2		Bylaws of Veritec, Inc. (incorporated by reference to Exhibit 3(ii) to Veritec’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2006, as filed on February 14, 2007).

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.
a Nevada corporation

October 5, 2018	By:	/s/ Van Thuy Tran
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors	October 5, 2018
Van Thuy Tran	(Principal Executive Officer)

/s/ LAIRD POWERS	Director	October 5, 2018
Laird Powers

