Form 10-Q
period 2018-09-30
VERITEC INC
filed 2018-11-14
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

for the quarterly period ended September 30, 2018

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

Yes ☐  No ☒

As of September 30, 2018, there were 39,538,007 shares of the issuer’s common stock outstanding.

1

VERITEC, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

FORWARD LOOKING STATEMENTS

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	June 30, 2018
ASSETS	(Unaudited)
Current Assets:
Cash	$144,517	$139,086
Accounts receivable	6,502	7,071
Prepaid expenses	4,097	5,328
Total Assets	$155,116	$151,485

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$739,144	$671,197
Accounts payable, related party	96,110	96,110
Accrued expenses	68,096	63,507
Convertible notes and notes payable – party (includes $570,560 and $563,826 of convertible notes and notes payable in default)	608,995	602,261
Convertible notes and notes payable, related party (includes $269,228 and $265,729 of notes payable, related party in default)	3,169,006	2,994,599
Deferred revenues	22,500	30,000
Total Current Liabilities	4,703,851	4,457,674
Contingent earnout liability	155,000	155,000
Total Liabilities	4,858,851	4,612,674

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares and 50,000,000 shares, respectively; 39,538,007 shares issued and outstanding	395,380	395,380
Common stock to be issued, 145,000 shares to be issued	12,500	12,500
Additional paid-in capital	18,099,576	18,099,576
Accumulated deficit	(23,212,191)	(22,969,645)
Total Stockholders' Deficiency	(4,703,735)	(4,461,189)
Total Liabilities and Stockholders’ Deficiency	$155,116	$151,485

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Three months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$29,100	$30,591
Other revenue, related party	41,631	80,252
Total revenue	70,731	110,843

Cost of sales	62,984	54,236

Gross profit	7,747	56,607

Operating Expenses:
General and administrative	178,050	164,053
Sales and marketing	—	—
Research and development	50	9,158
Total operating expenses	178,100	173,211

Loss from operations	(170,353)	(116,604)

Other Income (Expense):
Change in fair value of derivative liabilities	—	463,000
Interest expense, including $65,458 and $40,265, respectively, to related parties	(72,193)	(57,061)
Total other income (expense)	(72,193)	405,939

Net Income (Loss)	$(242,546)	$289,335

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.01)	$0.01
Weighted Average Number of Shares Outstanding - Basic and Diluted	39,538,007	39,538,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, July 1, 2018	1,000	$1,000	39,538,007	$395,380	$12,500	$18,099,576	$(22,969,645)	$(4,461,189)
Net Loss	—	—	—	—	—	—	(242,546)	(242,546)
BALANCE, September 30, 2018 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$18,099,576	$(23,212,191)	$(4,703,735)

 See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(242,546)	$289,335
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	—	16,042
Change in fair value of derivative liabilities	—	(463,000)
Interest accrued on notes payable	72,193	57,061
Changes in operating assets and liabilities:
Accounts receivable	569	1,249
Prepaid expenses	1,231	890
Accounts payable	67,947	28,997
Accounts payable – related party	—	4,577
Accrued expenses	4,589	(11,460)
Deferred revenues	(7,500)	(12,501)
Net cash used in operating activities	(103,518)	(88,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related party	108,949	97,042
Net cash provided by financing activities	108,949	97,042

NET INCREASE (DECREASE) IN CASH	5,431	8,232
CASH AT BEGINNING OF PERIOD	139,086	46,693
CASH AT END OF PERIOD	$144,517	$54,925
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

See accompanying notes

VERITEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Veritec, Inc. (Veritec) was formed in the State of Nevada on September 8, 1982. Veritec’s wholly owned subsidiaries include Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. (collectively the “Company”).

Nature of Business

The Company is currently engaged in the development, marketing, sales and licensing of products and rendering of professional services related to its mobile banking prepaid debit card solutions.

Mobile Banking Solutions

As a Cardholder Independent Sales Organization, Veritec is able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa branded card programs on behalf of a sponsoring bank. The Company is currently seeking a bank to sponsor its Prepaid Card programs. The Company has a portfolio of five United States and eight foreign patents. In addition, the Company has seven U.S. and twenty-eight foreign pending patent applications.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. The Condensed Consolidated Balance Sheet information as of June 30, 2018 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2018. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2018, the Company incurred a loss from operations of $170,353 and used cash in operating activities of $103,518, and at September 30, 2018, the Company had a working capital deficit of $4,548,735 and a stockholders’ deficiency of $4,703,735. In addition, as of September 30, 2018, the Company is delinquent in payment of $839,788 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2019 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The Condensed Consolidated Financial Statements do not include any adjustments that may result from this uncertainty

Use of Estimates

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

Revenue Recognition

Effective July 1, 2018 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes and the implementation of ASC 606 did not have a material impact on the Company’s financial statements

Fair Value of Financial Instruments

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

For the three months ended September 30, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. At September 30, 2017, the Company’s Series H Preferred Stock, Convertible Notes Payable and Options were antidilutive because their exercise prices and conversion prices were out of the money.

As of September 30, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of September 30,
	2018	2017
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	19,759,993	18,274,580
Options	2,500,000	2,500,000
Total	22,269,993	20,784,580

Concentrations

During the three months ended September 30, 2018, the Company had one customer, a related party, which represented 59% of our revenues and one customer that represented 22% of our revenues. No other customer represented more than 10% of our revenues. During the three months ended September 30, 2017, the Company had one customer, a related party, that represented 72% of our revenues and one customer that represented 11% of our revenues. No other customer represented more than 10% of our revenues.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, which allows for a cumulative-effect adjustment in the period of adoption and will not require restatement of prior periods. The Company is in the process of evaluating the impact of ASU 2016-02 and ASU 2018-11 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable-in default

Notes payable includes principal and accrued interest and consists of the following at September 30, 2018 and June 30, 2018:

		September 30, 2018	June 30, 2018
(a)	Convertible notes (includes $178,506 of convertible notes in default)	$216,941	$214,576
(b)	Notes payable-in default	392,054	387,684
	Total notes-third parties	$608,995	$602,260

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2018, convertible notes totaled $214,576. During the three months ended September 30, 2018, interest of $2,365 was added to principal leaving a balance owed of $216,941 at September 30, 2018. At September 30, 2018, $178,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 595,021 shares of the Company’s common stock. Certain of the amounts due are subject to a legal proceeding (see Note 6). The balance of $38,435 is due on demand and convertible at a conversion price of $0.08 per share into 480,442 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2018, the notes totaled $387,684. During the three months ended September 30, 2018, interest of $4,370 was added to principal leaving a balance owed of $392,054 at September 30, 2018. At September 30, 2018, $353,771 of notes are secured by the Company’s intellectual property and $38,283 of notes are unsecured.

Convertible notes and notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at September 30, 2018 and June 30, 2018:

		September 30, 2018	June 30, 2018
(a)	Convertible notes-The Matthews Group	$1,371,742	$1,344,782
(b)	Notes payable-The Matthews Group	1,528,036	1,384,088
(c)	Convertible notes-other related-in default	269,228	265,729
	Total notes-related party	$3,169,006	$2,994,599

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 5) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2018, convertible notes due to The Matthews Group totaled $1,344,782. During the three months ended September 30, 2018, interest of $26,960 was added to principal leaving a balance owed of $1,371,742 at September 30, 2018. At June 30, 2018, the notes are convertible at a conversion price of $0.08 per share into 17,146,775 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 5) dated September 30, 2015. At June 30, 2018, notes due to The Matthews Group totaled $1,384,088. During the three months ended September 30, 2018, $108,949 of notes payable were issued, interest of $34,999 was added to principal, leaving a balance owed of $1,528,036 at September 30, 2018.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.10 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2018, convertible notes due other related parties totaled $265,729. During the three months ended September 30, 2018, interest of $3,499 was added to principal leaving a balance owed of $269,228 at September 30, 2018. At September 30, 2018, $199,374 of the notes were due in 2010 and are in default, and the balance of $69,854 is due on demand. At September 30, 2018, $199,374 of the notes are convertible at a conversion price of $0.30 per share into 664,581 shares of the Company’s common stock, $20,581 of the notes are convertible at a conversion price of $0.10 per share into 205,810 shares of the Company’s common stock, and $49,273 of the notes are convertible at a conversion price of $0.08 per share into 615,913 shares of the Company’s common stock.

NOTE 3 - STOCKHOLDERS’ DEFICIENCY

At September 30, 2018 and June 30, 2018, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying Condensed Consolidated Financial Statements.

NOTE 4 – STOCK OPTIONS

A summary of stock options as of September 30, 2018 and for the two years then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2018	2,500,000	$0.08
Granted	—	—
Forfeited	—	$—
Outstanding at September 30, 2018	2,500,000	$0.08
Exercisable at September 30, 2018	2,500,000	$0.08

At September 30, 2018, the Company had 2,500,000 of options outstanding and exercisable. The options expire in February, 2020, and are exercisable at $0.08 per share. There were no options granted during the three months ended September 30, 2018 and the Company recognized no stock-based compensation expense related to stock options during the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was no remaining unrecognized compensation costs related to stock options and no intrinsic value.

Additional information regarding options outstanding as of September 30, 2018 is as follows:

Options Outstanding at September 30, 2018				Options Exercisable at September 30, 2018
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.08	2,500,000	1.39	$0.08	2,500,000	$0.08
	2,500,000			2,500,000

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2018 is 1.39 years.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017 and 35% of all revenues up to June 30, 2019 from the barcode technology operations. During the three months ended September 30, 2018 and 2017, the Company recorded management fee revenue related to this agreement of $29,100 and $30,591, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the three months ended September 30, 2018 and 2017, cash flow loans of $108,949 and $97,042, respectively, were made to the Company at 10% interest per annum and due on demand. At September 30, 2018, cash flow loans of $1,528,036 are due to The Matthews Group (see Note 2).

Advances from Related Parties

From time to time, Ms. Van Tran provides advances to finance the Company’s working capital requirements. As of September 30, 2018 and June 30, 2018, total advances to Ms. Van Tran amounted to $96,110, and have been presented as accounts payable, related party on the accompanying Condensed Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For the three months ended September 30, 2018 and 2017, rental payments to Ms. Van Tran totaled $12,750 and $12,600, respectively.

NOTE 6 – LEGAL PROCEEDINGS

On or about November 13, 2017, David A. Badhwa and Denise a Badhwa (collectively “Plaintiffs”) filed a lawsuit in district court in Hennepin County, Minnesota asserting that the Company breached the terms of a promissory note. Plaintiffs seek repayment on the principal of the promissory note, in the amount of $100,000, $10,000 of which Plaintiffs contend Veritec previously paid, plus interest, collection costs and attorney’s fees. As of May 15, 2018, the date of the last communication on the amount of recovery that Plaintiffs seek, Plaintiffs sought an award or settlement in the amount of $162,990. If Plaintiffs prevail on their claims, the Court could award Plaintiffs the unpaid principal in the amount of $90,000, plus interest at the rate of eight percent (8%) per annum on the unpaid balance, as well as attorney’s fees incurred by Plaintiffs in seeking payment on the promissory note in an amount determined by the Court. An award of attorney’s fees could be significant. Veritec has vigorously defended Plaintiffs claims and has asserted a variety of counterclaims against Plaintiffs. Veritec has also attempted to engage Plaintiffs in settlement discussions, but Plaintiffs have not engaged in meaningful negotiations to resolve the claims in dispute. Management has recorded a liability related to this proceeding that it feels is adequate.

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  The Company recorded a gain on the settlement of $364,686 in the accompanying Consolidated Statements of Operations for the year ended June 30, 2017. As of September 30, 2018, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months Ended September 30, 2018 compared to September 30, 2017

We had a net loss of $242,546 during the three months ended September 30, 2018, as compared to net income of $289,335 during the three months ended September 30, 2017.

Revenues

Details of revenues are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Mobile Banking Technology	$29,100	$30,591	$(1,491)	(4.9)
Other revenue, related party	41,631	80,252	(38,621)	(48.1)
Total Revenues	$70,731	$110,843	$(40,112)	(36.2)

Mobile Banking Technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended September 30, 2018 and 2017 was $29,100 and $30,591, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions (see Note 1 to Condensed Consolidated Financial Statements).

Other Revenue, related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to July 31, 2018. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017 and 35% of all revenues through June 30, 2019. For the three months ended September 30, 2018 and 2017, revenue earned from the management services agreement was $41,631 and $80,252, respectively.

Cost of Sales

Cost of sales for the three months ended September 30, 2018 and 2017 totaled $62,984 and $54,236, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2018 and 2017 totaled $178,050 and $164,053, respectively. The decrease in general and administrative expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Research and development expenses for the three months ended September 30, 2018 and 2017 totaled $50 and $9,158, respectively. The decrease in research and development expenses was primarily from expense reductions implemented during the period due to our reduction in Mobile Banking Technology revenues discussed above.

Other Income (Expenses)

During the three months ended March 30, 2017, the Company recognized income related to the change in fair value of derivative liabilities that totaled $463,000. No similar activity occurred during the same period of the prior year.

During the three months ended September 30, 2018 and 2017, interest expense, totaled $72,193 and $57,061, respectively. The increase was the result of increased notes payable balances as compared to the same period of the prior year.

Capital Expenditures and Commitments

No capital purchases were made during the three months ended September 30, 2018.

Liquidity

Our cash balance at September 30, 2018 increased to $144,517 as compared to $139,086 at June 30, 2018. The increase was the result of $103,518 in cash used in operating activities offset by $108,949 in cash provided by financing activities. Net cash used in operations during the three months ended September 30, 2018 was $103,518 compared with $88,810 of net cash used in operations during the same period of the prior year. Cash used in operations during the three months ended September 30, 2018 was primarily due to our net loss in the period of $242,546. Net cash provided by financing activities of $108,949 during the three months ended September 30, 2018 was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $97,042 was from proceeds received from notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2018, the Company incurred a loss from operations of $170,353 and used cash in operating activities of $103,518, and at September 30, 2018, the Company had a working capital deficit of $4,548,735 and a stockholders’ deficiency of $4,703,735. In addition, as of September 30, 2018, the Company is delinquent in payment of $769,934 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Convertible notes and notes payable-in default

Notes payable includes principal and accrued interest and consists of the following at September 30, 2018 and June 30, 2018:

		September 30, 2018	June 30, 2018
(a)	Convertible notes-in default	$216,941	$214,576
(b)	Notes payable-in default	392,054	387,684
	Total notes-third parties	$608,995	$602,260

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2018, convertible notes totaled $214,576. During the three months ended September 30, 2018, interest of $2,365 was added to principal leaving a balance owed of $216,941 at September 30, 2018. At September 30, 2018, $178,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 595,021 shares of the Company’s common stock. Certain of the amounts due are subject to a legal proceeding (see Note 6). The balance of $38,435 is due on demand and convertible at a conversion price of $0.08 per share into 480,442 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2018, the notes totaled $387,684. During the three months ended September 30, 2018, interest of $4,370 was added to principal leaving a balance owed of $392,054 at September 30, 2018. At September 30, 2018, $353,771 of notes are secured by the Company’s intellectual property and $38,283 of notes are unsecured.

Convertible notes and notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at September 30, 2018 and June 30, 2018:

		September 30, 2018	June 30, 2018
(a)	Convertible notes-The Matthews Group	$1,371,742	$1,344,782
(b)	Notes payable-The Matthews Group	1,528,036	1,384,088
(c)	Convertible notes-other related-in default	269,228	265,729
	Total notes-related party	$3,169,006	$2,994,599

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 5) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2018, convertible notes due to The Matthews Group totaled $1,344,782. During the three months ended September 30, 2018, interest of $26,960 was added to principal leaving a balance owed of $1,371,742 at September 30, 2018. At June 30, 2018, the notes are convertible at a conversion price of $0.08 per share into 17,146,775 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 5) dated September 30, 2015. At June 30, 2018, notes due to The Matthews Group totaled $1,384,088. During the three months ended September 30, 2018, $108,949 of notes payable were issued, interest of $34,999 was added to principal, leaving a balance owed of $1,528,036 at September 30, 2018.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.10 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2018, convertible notes due other related parties totaled $265,729. During the three months ended September 30, 2018, interest of $3,499 was added to principal leaving a balance owed of $269,228 at September 30, 2018. At September 30, 2018, $199,374 of the notes were due in 2010 and are in default, and the balance of $69,854 is due on demand. At September 30, 2018, $199,374 of the notes are convertible at a conversion price of $0.30 per share into 664,581 shares of the Company’s common stock, $20,581 of the notes are convertible at a conversion price of $0.10 per share into 205,810 shares of the Company’s common stock, and $49,273 of the notes are convertible at a conversion price of $0.08 per share into 615,913 shares of the Company’s common stock.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $51,000 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, with an expiration date of March 30, 2019. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the remaining lease commitment is $25,500 at September 30, 2018.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2018.

Changes in Internal Control over Financial Reporting.

In our Form 10-K at June 30, 2018, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $769,934 representing principal and accrued interest as of September 30, 2018.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2018 and September 30, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at September 30, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017; (v) Notes to the Condensed Consolidated Financial Statements.

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

VERITEC, INC.

November 14, 2018	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

