Form 10-Q
period 2018-12-31
VERITEC INC
filed 2019-02-06
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2018

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-15113

VERITEC, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3954373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2445 Winnetka Avenue N.

Golden Valley, MN 55427

(Address of principal executive offices) (zip code)

(763) 253-2670

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of January 31, 2019 was 39,538,007.

1

VERITEC, INC. AND SUBSIDIARIES

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	June 30, 2018
ASSETS	(Unaudited)
Current Assets:
Cash	$100,082	$139,086
Accounts receivable	8,767	7,071
Prepaid expenses	5,391	5,328
Total Assets	$114,240	$151,485

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$717,431	$671,197
Accounts payable, related party	96,110	96,110
Accrued expenses	80,463	63,507
Convertible notes and notes payable (includes $576,929 and $563,826 of convertible notes and notes payable in default)	615,730	602,261
Convertible notes and notes payable, related party (includes $272,728 and $265,729 of notes payable, related party in default)	3,320,266	2,994,599
Deferred revenues	15,000	30,000
Total Current Liabilities	4,845,000	4,457,674
Contingent earnout liability	155,000	155,000
Total Liabilities	5,000,000	4,612,674

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares and 50,000,000 shares, respectively; 39,538,007 shares issued and outstanding	395,380	395,380
Common stock to be issued, 145,000 shares to be issued	12,500	12,500
Additional paid-in capital	18,100,148	18,099,576
Accumulated deficit	(23,394,788)	(22,969,645)
Total Stockholders' Deficiency	(4,885,760)	(4,461,189)
Total Liabilities and Stockholders’ Deficiency	$114,240	$151,485

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$31,490	$30,526	$60,590	$61,117
Other revenue, management fee related party	50,885	93,241	92,516	173,493
Total revenue	82,375	123,767	153,106	234,610

Cost of sales	55,188	52,880	118,172	107,116

Gross profit	27,187	70,887	34,934	127,494

Operating expenses
General and administrative expenses	135,500	149,874	313,550	313,927
Research and development	—	10,780	50	19,938
Total operating expenses	135,500	160,654	313,600	333,865

Loss from operations	(108,313)	(89,767)	(278,666)	(206,371)

Other income (expenses)
Change in fair value of derivative liability	—	243,411	—	706,411
Interest expense (1)	(74,284)	(60,674)	(146,477)	(117,735)
Total other income (expenses)	(74,284)	182,737	(146,477)	588,676

Net income (loss)	$(182,597)	$92,970	$(425,143)	$382,305

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.01)	$0.01

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	39,538,007	39,538,007	39,538,007	39,538,007

(1) Includes interest expense to related parties	$67,549	$53,940	$133,007	$104,267

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Three months ended December 31, 2018 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, September 30, 2018	1,000	$1,000	39,538,007	$395,380	$12,500	$18,099,576	$(23,212,191)	$(4,703,735)
Stock-Based Compensation	—	—	—	—	—	572	—	572
Net loss	—	—	—	—	—	—	(182,597)	(182,597)
BALANCE, December 31, 2018 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$18,100,148	$(23,394,788)	$(4,885,760)

	Six months ended December 31, 2018 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, June 30, 2018	1,000	$1,000	39,538,007	$395,380	$12,500	$18,099,576	$(22,969,645)	$(4,461,189)
Stock-Based Compensation	—	—	—	—	—	572	—	572
Net loss	—	—	—	—	—	—	(425,143)	(425,143)
BALANCE, December 31, 2018 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$18,100,148	$(23,394,788)	$(4,885,760)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (continued)

	Three months ended December 31, 2017 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, September 30, 2017	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,662,100)	$(4,278,644)
Net income	—	—	—	—	—	—	92,970	92,970
BALANCE, December 31, 2017 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,569,130)	$(4,185,674)

	Six months ended December 31, 2017 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, June 30, 2017	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,951,435)	$(4,567,979)
Net income	—	—	—	—	—	—	382,305	382,305
BALANCE, December 31, 2017 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,569,130)	$(4,185,674)

 See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(425,143)	$382,305
Adjustments to Reconcile Net income (loss) to Net Cash Used in Operating Activities
Amortization	—	16,042
Change in the fair value of derivative liability	—	(706,411)
Stock-based compensation expense	572	—
Interest accrued on notes payable	146,546	117,734
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(1,696)	(1,570)
Prepaid expenses	(63)	(3,338)
(Decrease) Increase in:
Accounts payable	46,234	4,678
Accrued expense	16,956	(8,185)
Deferred revenues	(15,000)	(25,002)
Net Cash Used in Operating Activities	(231,594)	(223,747)

Cash Flows from Financing Activities
Proceeds from notes payable - related party	192,590	241,590
Net Cash Provided by Financing Activities	192,590	241,590

Net increase (decrease) in cash	(39,004)	17,843
Cash beginning of period	139,086	46,693
Cash end of period	$100,082	$64,536

Interest paid	$—	$—
Taxes paid	$—	$—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Veritec, Inc. (Veritec) was formed in the State of Nevada on September 8, 1982. Veritec’s wholly owned subsidiaries include Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. (collectively the “Company”).

Nature of Business

The Company is currently engaged in the development, marketing, sales and licensing of products and professional services related to mobile banking prepaid debit cards. As a Cardholder Independent Sales Organization, Veritec is able to promote and sell Visa branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa branded card programs on behalf of a sponsoring bank. The Company is currently seeking a bank to sponsor its Prepaid Card programs. The Company has a portfolio of five United States and eight foreign patents. In addition, the Company has seven U.S. and twenty-eight foreign pending patent applications.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2018, are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. The Condensed Consolidated Balance Sheet information as of June 30, 2018 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2018. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2018, the Company incurred a loss from operations of $278,666 and used cash in operating activities of $231,594, and at December 31, 2018, the Company had a working capital deficit of $4,730,760 and a stockholders’ deficiency of $4,885,760. In addition, as of December 31, 2018, the Company is delinquent in payment of $778,554 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Effective July 1, 2018 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes and the implementation of ASC 606 did not have a material impact on the Company’s financial statements.

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

For the period ended December 31, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. At December 31, 2017, the Company’s Series H Preferred Stock, Convertible Notes Payable and Options were antidilutive because their exercise prices and conversion prices were out of the money.

As of December 31, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of December 31,
	2018	2017
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	20,131,347	18,645,933
Options	3,650,000	2,500,000
Total	23,791,347	21,155,933

Concentrations

During the six months ended December 31, 2018, the Company had one customer, a related party, which represented 60% of our revenues, one customer that represented 20% of our revenues, and one customer that represented 10% of our revenues. During the six months ended December 31, 2017, the Company had one customer, a related party, that represented 74% of our revenues, and one customer that represented 10% of our revenues. No other customer represented more than 10% of our revenues during the six months ended December 31, 2018 and 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, which allows for a cumulative-effect adjustment in the period of adoption and will not require restatement of prior periods. The Company is in the process of evaluating the impact of ASU 2016-02 and ASU 2018-11 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable-in default

Convertible notes and notes payable includes principal and accrued interest and consists of the following at December 31, 2018 and June 30, 2018:

		December 31, 2018	June 30, 2018
(a)	Convertible notes (includes $180,506 of convertible notes in default)	$219,307	$214,576
(b)	Notes payable-in default	396,423	387,684
	Total notes-third parties	$615,730	$602,260

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2018, convertible notes totaled $214,576. During the six months ended December 31, 2018, interest of $4,731 was added to principal leaving a balance owed of $219,307 at December 31, 2018. At December 31, 2018, $180,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 601,688 shares of the Company’s common stock. Certain of the amounts due are subject to a legal proceeding (see Note 6). The balance of $38,801 is due on demand and convertible at a conversion price of $0.08 per share into 485,007 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2018, the notes totaled $387,684. During the six months ended December 31, 2018, interest of $8,739 was added to principal leaving a balance owed of $396,423 at December 31, 2018. At December 31, 2018, $357,640 of notes are secured by the Company’s intellectual property and $38,783 of notes are unsecured.

Convertible notes and notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at December 31, 2018 and June 30, 2018:

		December 31, 2018	June 30, 2018
(a)	Convertible notes-The Matthews Group	$1,398,702	$1,344,782
(b)	Notes payable-The Matthews Group	1,648,766	1,384,088
(c)	Convertible notes-other related-in default	272,798	265,729
	Total notes-related party	$3,320,266	$2,994,599

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 5) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2018, convertible notes due to The Matthews Group totaled $1,344,782. During the six months ended December 31, 2018, interest of $53,920 was added to principal leaving a balance owed of $1,398,702 at December 31, 2018. At December 31, 2018, the notes are convertible at a conversion price of $0.08 per share into 17,483,772 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 5) dated December 31, 2015. At June 30, 2018, notes due to The Matthews Group totaled $1,384,088. During the six months ended December 31, 2018, $192,590 of notes payable were issued, interest of $72,088 was added to principal, leaving a balance owed of $1,648,766 at December 31, 2018.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.10 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2018, convertible notes due other related parties totaled $265,729. During the six months ended December 31, 2018, interest of $7,069 was added to principal leaving a balance owed of $272,798 at December 31, 2018. At December 31, 2018, $201,624 of the notes were due in 2010 and are in default, and the balance of $71,174 is due on demand. At December 31, 2018, $201,624 of the notes are convertible at a conversion price of $0.30 per share into 672,081 shares of the Company’s common stock, $21,331 of the notes are convertible at a conversion price of $0.10 per share into 213,312 shares of the Company’s common stock, and $49,843 of the notes are convertible at a conversion price of $0.08 per share into 622,160 shares of the Company’s common stock.

NOTE 3 - STOCKHOLDERS’ DEFICIENCY

At December 31, 2018 and June 30, 2018, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying Condensed Consolidated Financial Statements.

NOTE 4 – STOCK OPTIONS

A summary of stock options as of December 31, 2018 and for the two years then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2018	2,500,000	$0.08
Granted	1,150,000	0.03
Forfeited	—	$—
Outstanding at December 31, 2018	3,650,000	$0.06
Exercisable at December 31, 2018	2,500,000	$0.08

In December 2018, the Company granted to its directors and employees, stock options to purchase an aggregate of 1,150,000 shares of Common Stock. The fair value of the stock options granted was determined to be $21,285, and is being amortized over the vesting period of 12 months. The fair value of the stock options was calculated using the Black-Scholes option pricing model using the following assumptions – stock price of $0.03; exercise price of $0.03; expected life of 2 years; volatility of 121%; dividend rate of 0.0% and discount rate of 2.63%.

The Company recorded compensation expense pursuant to authoritative guidance provided by the ASC Topic 718 – Stock Compensation for the six months ended December 31, 2018 of $572. No similar expense was recorded during the same prior year period. As of December 31, 2018, the Company has outstanding unvested options with future compensation costs of $20,713, which will be recorded as compensation cost as the options vest over their remaining average vesting period of 12 months.

Both the outstanding and exercisable stock options had no intrinsic value at December 31, 2018.

Additional information regarding options outstanding as of December 31, 2018 is as follows:

Options Outstanding at December 31, 2018				Options Exercisable at December 31, 2018
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03	1,150,000	5.98	$0.03	—	$0.03
$0.08	2,500,000	1.11	$0.08	2,500,000	$0.08
	3,650,000			2,500,000

The weighted-average remaining contractual life of stock options outstanding and exercisable at December 31, 2018 is 2.64 years.

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

In consideration of the services provided by the Company to The Matthews Group, the Company earns a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues from June 1, 2017 to June 30, 2019, from the barcode technology operations. During the three and six months ended December 31, 2018 and 2017, the Company recorded management fee revenue related to this agreement of $50,885 and $93,241, respectively and $92,516 and $173,493, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the six months ended December 31, 2018 and 2017, cash flow loans of $192,590 and $241,590, respectively, were made to the Company at 10% interest per annum and due on demand. At December 31, 2018, cash flow loans of $1,648,766 are due to The Matthews Group (see Note 2).

Advances from Related Parties

From time to time, Ms. Van Tran provides advances to finance the Company’s working capital requirements. As of December 31, 2018 and June 30, 2018, total advances to Ms. Van Tran amounted to $96,110, and have been presented as accounts payable, related party on the accompanying Condensed Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For the six months ended December 31, 2018 and 2017, rental payments to Ms. Van Tran totaled $25,500 and $25,200, respectively.

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

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of December 31, 2018, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months Ended December 31, 2018 compared to December 31, 2017

We had a net loss of $182,597 during the three months ended December 31, 2018, as compared to net income of $92,970 during the three months ended December 31, 2017.

Revenues

Details of revenues are as follows:

	Three months ended December 31,		Increase (Decrease)
	2018	2017	$	%
Mobile Banking Technology	$31,490	$30,526	$964	3.1
Other revenue, management fee related party	50,885	93,241	(42,356)	(45.4)
Total Revenues	$82,375	$123,767	$(41,392)	(33.4)

Mobile Banking Technology

The Company is currently seeking a bank to sponsor its Prepaid Card programs (see Note 1 to Condensed Consolidated Financial Statements). Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended December 31, 2018 and 2017 was $31,490 and $30,526, respectively.

Other Revenue, management fee related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to July 31, 2018. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017 and 35% of all revenues through June 30, 2019. For the three months ended December 31, 2018 and 2017, revenue earned from the management services agreement was $50,885 and $93,241, respectively.

Cost of Sales

Cost of sales for the three months ended December 31, 2018 and 2017 were comparable totaling $55,188 and $52,880, respectively.

Operating Expenses

General and administrative expenses for the three months ended December 31, 2018 and 2017 totaled $135,500 and $149,874, respectively. The decrease in general and administrative expenses was primarily from expense reductions implemented during the period while the Company seeks a bank to sponsor its Prepaid Card programs as discussed above.

Research and development expenses for the three months ended December 31, 2018 and 2017 totaled $0 and $10,780, respectively. The decrease in research and development expenses was primarily from expense reductions implemented during the period while the Company seeks a bank to sponsor its Prepaid Card programs as discussed above.

Other Income (Expenses)

During the three months ended December 31, 2017, the Company recognized income related to the change in fair value of derivative liabilities that totaled $243,411. No similar activity occurred during the same current year period.

During the three months ended December 31, 2018 and 2017, interest expense, totaled $74,284 and $60,674, respectively. The increase was the result of increased notes payable balances as compared to the same period of the prior year.

Results of Operations – Six months Ended December 31, 2018 compared to December 31, 2017

We had a net loss of $425,143 during the six months ended December 31, 2018, as compared to net income of $382,305 during the six months ended December 31, 2017.

Revenues

Details of revenues are as follows:

	Six months ended December 31,		Increase (Decrease)
	2018	2017	$	%
Mobile Banking Technology	$60,590	$61,117	$(527)	(0.9)
Other revenue, management fee related party	92,516	173,493	(80,977)	(46.7)
Total Revenues	$153,106	$234,610	$(81,504)	(34.7)

Mobile Banking Technology

The Company is currently seeking a bank to sponsor its Prepaid Card programs (see Note 1 to Condensed Consolidated Financial Statements). Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the six months ended December 31, 2018 and 2017 was $60,590 and $61,117, respectively.

Other Revenue, management fee related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to July 31, 2018. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017 and 35% of all revenues through June 30, 2019. For the six months ended December 31, 2018 and 2017, revenue earned from the management services agreement was $92,516 and $173,493, respectively.

Cost of Sales

Cost of sales for the six months ended December 31, 2018 and 2017 totaled $118,172 and $107,116, respectively. The increase in cost of sales was primarily from an increase in platform hosting related fees, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the six months ended December 31, 2018 and 2017 were comparable totaling $313,550 and $313,927, respectively.

Research and development expenses for the six months ended December 31, 2018 and 2017 totaled $50 and $19,938, respectively. The decrease in research and development expenses was primarily from expense reductions implemented during the period while the Company seeks a bank to sponsor its Prepaid Card programs as discussed above.

Other Income (Expenses)

During the six months ended December 31, 2017, the Company recognized income related to the change in fair value of derivative liabilities that totaled $706,411. No similar activity occurred during the same current year period.

During the six months ended December 31, 2018 and 2017, interest expense, totaled $146,477 and $117,735, respectively. The increase was the result of increased notes payable balances as compared to the same period of the prior year.

Capital Expenditures and Commitments

No capital purchases were made during the six months ended December 31, 2018.

Liquidity

Our cash balance at December 31, 2018 increased to $100,082 as compared to $139,086 at June 30, 2018. The decrease was the result of $231,594 in cash used in operating activities offset by $192,590 in cash provided by financing activities. Net cash used in operations during the six months ended December 31, 2018 was $231,594 compared with $223,747 of net cash used in operations during the same period of the prior year. Cash used in operations during the six months ended December 31, 2018 was primarily due to our net loss in the period of $425,143. Net cash provided by financing activities of $192,590 during the three months ended December 31, 2018 was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $241,590 was from proceeds received from notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2018, the Company incurred a loss from operations of $278,666 and used cash in operating activities of $231,594, and at December 31, 2018, the Company had a working capital deficit of $4,730,760 and a stockholders’ deficiency of $4,885,760. In addition, as of December 31, 2018, the Company is delinquent in payment of $778,554 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Convertible notes and notes payable-in default

Notes payable includes principal and accrued interest and consists of the following at December 31, 2018 and June 30, 2018:

		December 31, 2018	June 30, 2018
(a)	Convertible notes (includes $180,506 of convertible notes in default)	$219,307	$214,576
(b)	Notes payable-in default	396,423	387,684
	Total notes-third parties	$615,730	$602,260

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2018, convertible notes totaled $214,576. During the six months ended December 31, 2018, interest of $4,731 was added to principal leaving a balance owed of $219,307 at December 31, 2018. At December 31, 2018, $180,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 601,688 shares of the Company’s common stock. Certain of the amounts due are subject to a legal proceeding. The balance of $38,801 is due on demand and convertible at a conversion price of $0.08 per share into 485,007 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2018, the notes totaled $387,684. During the six months ended December 31, 2018, interest of $8,739 was added to principal leaving a balance owed of $396,423 at December 31, 2018. At December 31, 2018, $357,640 of notes are secured by the Company’s intellectual property and $38,783 of notes are unsecured.

Convertible notes and notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at December 31, 2018 and June 30, 2018:

		December 31, 2018	June 30, 2018
(a)	Convertible notes-The Matthews Group	$1,398,702	$1,344,782
(b)	Notes payable-The Matthews Group	1,648,766	1,384,088
(c)	Convertible notes-other related-in default	272,798	265,729
	Total notes-related party	$3,320,266	$2,994,599

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2018, convertible notes due to The Matthews Group totaled $1,344,782. During the six months ended December 31, 2018, interest of $53,920 was added to principal leaving a balance owed of $1,398,702 at December 31, 2018. At December 31, 2018, the notes are convertible at a conversion price of $0.08 per share into 17,483,772 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group dated December 31, 2015. At June 30, 2018, notes due to The Matthews Group totaled $1,384,088. During the six months ended December 31, 2018, $192,590 of notes payable were issued, interest of $72,088 was added to principal, leaving a balance owed of $1,648,766 at December 31, 2018.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.10 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2018, convertible notes due other related parties totaled $265,729. During the six months ended December 31, 2018, interest of $7,069 was added to principal leaving a balance owed of $272,798 at December 31, 2018. At December 31, 2018, $201,624 of the notes were due in 2010 and are in default, and the balance of $71,174 is due on demand. At December 31, 2018, $201,624 of the notes are convertible at a conversion price of $0.30 per share into 672,081 shares of the Company’s common stock, $21,331 of the notes are convertible at a conversion price of $0.10 per share into 213,312 shares of the Company’s common stock, and $49,843 of the notes are convertible at a conversion price of $0.08 per share into 622,160 shares of the Company’s common stock.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $51,000 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, with an expiration date of March 30, 2019. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the remaining lease commitment is $12,750 at December 31, 2018.

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

b. Management Fee Revenue

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2019. The Company earns a fee of 20% of all revenues billed from the barcode technology operations up to May 31, 2017 and 35% of all revenues billed up to June 30, 2019.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2018.

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

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of December 31, 2018, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $778,554 representing principal and accrued interest as of December 31, 2018.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2018 and 2017; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at December 31, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017; (v) Notes to the Condensed Consolidated Financial Statements.

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

VERITEC, INC.

February 6, 2019	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

