Form 10-Q
period 2019-03-31
VERITEC INC
filed 2019-05-10
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	VRTC	OTC Pink

The number of shares of registrant’s common stock outstanding as of April 30, 2019 was 39,538,007.

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$112,264	$139,086
Accounts receivable	14,410	7,071
Prepaid expenses	5,987	5,328
Total Assets	$132,661	$151,485

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$767,986	$671,197
Accounts payable, related party	96,110	96,110
Accrued expenses	118,809	63,507
Convertible notes and notes payable (includes $583,299 and $563,826 of convertible notes and notes payable in default)	632,479	602,261
Convertible notes and notes payable, related party (includes $203,874 and $265,729 of notes payable, related party in default)	3,450,173	2,994,599
Deferred revenues	7,500	30,000
Total Current Liabilities	5,073,057	4,457,674
Contingent earnout liability	155,000	155,000
Total Liabilities	5,228,057	4,612,674

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares and 50,000,000 shares, respectively; 39,538,007 shares issued and outstanding	395,380	395,380
Common stock to be issued, 145,000 shares to be issued	12,500	12,500
Additional paid-in capital	18,105,470	18,099,576
Accumulated deficit	(23,609,746)	(22,969,645)
Total Stockholders' Deficiency	(5,095,396)	(4,461,189)
Total Liabilities and Stockholders’ Deficiency	$132,661	$151,485

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Three months ended March 31,		Nine months ended December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$29,604	$31,324	$90,194	$92,441
Other revenue, management fee related party	44,536	35,034	137,052	208,527
Total revenue	74,140	66,358	227,246	300,968

Cost of sales	57,697	61,189	175,869	168,305

Gross profit	16,443	5,169	51,377	132,663

Operating expenses
General and administrative expenses	143,451	132,381	457,001	446,308
Research and development	12,403	—	12,453	19,938
Total operating expenses	155,854	132,381	469,454	466,246

Loss from operations	(139,411)	(127,212)	(418,077)	(333,583)

Other income (expenses)
Change in fair value of derivative liability	—	(186,829)	—	519,582
Interest expense (1)	(75,547)	(63,274)	(222,024)	(181,009)
Total other income (expenses)	(75,547)	(250,103)	(222,024)	338,573

Net income (loss)	$(214,958)	$(377,315)	$(640,101)	$4,990

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.02)	$0.00
WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	39,538,007	39,538,007	39,538,007	39,538,007

(1) Includes interest expense to related parties	$68,798	$56,538	$201,805	$160,805

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Three months ended March 31, 2019 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, December 31, 2018	1,000	$1,000	39,538,007	$395,380	$12,500	$18,100,148	$(23,394,788)	$(4,885,760)
Stock-Based Compensation	—	—	—	—	—	5,322	—	5,322
Net loss	—	—	—	—	—	—	(214,958)	(214,958)
BALANCE, March 31, 2019 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$18,105,470	$(23,609,746)	$(5,095,396)

	Nine months ended March 31, 2019 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, June 30, 2018	1,000	$1,000	39,538,007	$395,380	$12,500	$18,099,576	$(22,969,645)	$(4,461,189)
Stock-Based Compensation	—	—	—	—	—	5,894	—	5,894
Net loss	—	—	—	—	—	—	(640,101)	(640,101)
BALANCE, March 31, 2019 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$18,105,470	$(23,609,746)	$(5,095,396)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (continued)

	Three months ended March 31, 2018 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, December 31, 2017	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,569,130)	$(4,185,674)
Net loss	—	—	—	—	—	—	(377,315)	(377,315)
BALANCE, March 31, 2018 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,946,445)	$(4,562,989)

	Nine months ended March 31, 2018 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
BALANCE, June 30, 2017	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,951,435)	$(4,567,979)
Net income	—	—	—	—	—	—	4,990	4,990
BALANCE, March 31, 2018 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,946,445)	$(4,562,989)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,
	2018	2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(640,101)	$4,990
Adjustments to Reconcile Net income (loss) to Net Cash Used in Operating Activities
Amortization	—	16,042
Change in the fair value of derivative liability	—	(519,582)
Stock-based compensation expense	5,894	—
Interest accrued on notes payable	222,024	181,009
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(7,339)	(493)
Prepaid expenses	(659)	(2,110)
(Decrease) Increase in:
Accounts payable	96,788	(2,780)
Accrued expense	55,302	(14,057)
Deferred revenues	(22,500)	(34,993)
Net Cash Used in Operating Activities	(290,591)	(371,974)

Cash Flows from Financing Activities
Proceeds from note payable	10,000	—
Proceeds from notes payable - related party	253,769	359,044
Net Cash Provided by Financing Activities	263,769	359,044

Net decrease in cash	(26,822)	(12,930)
Cash beginning of period	139,086	46,693
Cash end of period	$112,264	$33,763

Interest paid	$—	$—
Taxes paid	$—	$—

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. The Condensed Consolidated Balance Sheet information as of June 30, 2018 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2018. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2019, the Company incurred a loss from operations of $640,101 and used cash in operating activities of $290,591, and at March 31, 2019, the Company had a working capital deficit of $4,940,396 and a stockholders’ deficiency of $5,095,396. In addition, as of March 31, 2019, the Company is delinquent in payment of $787,173 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Prior to January 1, 2018, the Company recognized its revenue in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (ASC) 605 Revenue Recognition , upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was probable.

Effective July 1, 2018 the Company adopted we adopted ASC 606, Revenue from Contracts with Customers ("ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes and the implementation of ASC 606 did not have a material impact on the Company’s financial statements.

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

For the period ended March 31, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. At March 31, 2019, the Company’s Series H Preferred Stock, Convertible Notes Payable and Options were antidilutive because their exercise prices and conversion prices were out of the money.

As of March 31, 2019 and 2018, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of March 31,
	2019	2018
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	20,496,700	19,017,287
Options	3,650,000	2,500,000
Total	24,156,700	21,527,287

Concentrations

During the nine months ended March 31, 2019, the Company had one customer, a related party, which represented 60% of our revenues, one customer that represented 20% of our revenues, and one customer that represented 10% of our revenues. During the nine months ended March 31, 2018, the Company had one customer, a related party that represented 69% of its revenue, and one customer that represented 13% of its revenue. No other customer represented more than 10% of our revenues during the nine months ended March 31, 2019 and 2018.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases , which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of Topic 842 on the Company’s financial statements and disclosures, though the adoption is expected to result in an increase in the assets and liabilities reflected on the Company’s balance sheets.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable-in default

Convertible notes and notes payable includes principal and accrued interest and consists of the following at March 31, 2019 and June 30, 2018:

		March 31, 2019	June 30, 2018
(a)	Convertible notes (includes $182,506 of convertible notes in default)	$221,672	$214,576
(b)	Notes payable-in default	400,793	387,684
(c)	Notes payable	10,014	—
	Total notes-third parties	$632,479	$602,260

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2018, convertible notes totaled $214,576. During the nine months ended March 31, 2019, interest of $7,096 was added to principal leaving a balance owed of $221,672 at March 31, 2019. At March 31, 2019, $182,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 608,354 shares of the Company’s common stock. Certain of the amounts due are subject to a legal proceeding (see Note 6). The balance of $39,166 is due on demand and convertible at a conversion price of $0.08 per share into 489,572 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2018, the notes totaled $387,684. During the nine months ended March 31, 2019, interest of $13,109 was added to principal leaving a balance owed of $400,793 at March 31, 2019, which are in default. At March 31, 2019, $361,509 of notes are secured by the Company’s intellectual property and $39,284 of notes are unsecured.

(c) The note is dated March 18, 2019 and is unsecured, bears interest at 4.0% per annum, and is due on March 17, 2020.

On March 18, 2019, the Company issued an unsecured note payable for $10,000. From the date of issuance to March 31, 2019, interest of $14 was added to principal leaving a balance owed of $10,014 at March 31, 2019.

Convertible notes and notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at March 31, 2019 and June 30, 2018:

		March 31, 2019	June 30, 2018
(a)	Convertible notes-The Matthews Group	$1,425,661	$1,344,782
(b)	Notes payable-The Matthews Group	1,748,283	1,384,088
(c)	Convertible notes-other related-in default	276,229	265,729
	Total notes-related party	$3,450,173	$2,994,599

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 5) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2018, convertible notes due to The Matthews Group totaled $1,344,782. During the nine months ended March 31, 2019, interest of $80,879 was added to principal leaving a balance owed of $1,425,661 at March 31, 2019. At March 31, 2019, the notes are convertible at a conversion price of $0.08 per share into 17,820,768 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 5) dated December 31, 2015. At June 30, 2018, notes due to The Matthews Group totaled $1,384,088. During the nine months ended March 31, 2019, $253,769 of notes payable were issued, interest of $110,426 was added to principal, leaving a balance owed of $1,748,283 at March 31, 2019.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.10 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2018, convertible notes due other related parties totaled $265,729. During the nine months ended March 31, 2019, interest of $10,500 was added to principal leaving a balance owed of $276,229 at March 31, 2019. At March 31, 2019, $203,874 of the notes were due in 2010 and are in default, and the balance of $72,355 is due on demand. At March 31, 2019, $203,874 of the notes are convertible at a conversion price of $0.30 per share into 679,581 shares of the Company’s common stock, $21,706 of the notes are convertible at a conversion price of $0.10 per share into 217,062 shares of the Company’s common stock, and $50,649 of the notes are convertible at a conversion price of $0.08 per share into 633,098 shares of the Company’s common stock.

NOTE 3 - STOCKHOLDERS’ DEFICIENCY

At March 31, 2019 and June 30, 2018, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying Condensed Consolidated Financial Statements.

NOTE 4 – STOCK OPTIONS

A summary of stock options as of March 31, 2019 is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2018	2,500,000	$0.08
Granted	1,150,000	0.03
Forfeited	—	$—
Outstanding at March 31, 2019	3,650,000	$0.06
Exercisable at March 31, 2019	2,787,500	$0.07

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

The Company recorded compensation expense pursuant to authoritative guidance provided by the ASC Topic 718 – Stock Compensation for the nine months ended March 31, 2019 of $5,894. No similar expense was recorded during the same prior year period. As of March 31, 2019, the Company has outstanding unvested options with future compensation costs of $15,391, which will be recorded as compensation cost as the options vest over their remaining average vesting period of nine months.

The outstanding and exercisable stock options had an intrinsic value of $34,500 and $8,625, respectively, at March 31, 2019.

Additional information regarding options outstanding as of March 31, 2019 is as follows:

Options Outstanding at March 31, 2019				Options Exercisable at March 31, 2019
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03	1,150,000	5.73	$0.03	287,500	$0.03
$0.08	2,500,000	0.86	$0.08	2,500,000	$0.08
	3,650,000			2,787,500

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2019 is 1.58 years.

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

In consideration of the services provided by the Company to The Matthews Group, the Company earns a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues from June 1, 2017 to June 30, 2019, from the barcode technology operations. During the three and nine months ended March 31, 2019 and 2018, the Company recorded management fee revenue related to this agreement of $44,536 and $35,034, respectively and $137,052 and $208,527, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the nine months ended March 31, 2019 and 2018, cash flow loans of $253,769 and $359,044, respectively, were made to the Company at 10% interest per annum and due on demand. At March 31, 2019, cash flow loans of $1,748,283 are due to The Matthews Group (see Note 2).

Advances from Related Parties

From time to time, Ms. Van Tran provides advances to finance the Company’s working capital requirements. As of March 31, 2019 and June 30, 2018, total advances to Ms. Van Tran amounted to $96,110, and have been presented as accounts payable, related party on the accompanying Condensed Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For the nine months ended March 31, 2019 and 2018, rental payments to Ms. Van Tran totaled $38,250 and $38,250, respectively.

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

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of March 31, 2019, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months Ended March 31, 2019 compared to March 31, 2018

We had a net loss of $75,547 during the three months ended March 31, 2019, as compared to net loss of $250,103 during the three months ended March 31, 2018.

Revenues

Details of revenues are as follows:

	Three months ended March 31,		Increase (Decrease)
	2019	2018	$	%
Mobile Banking Technology	$26,604	$31,324	$(1,720)	(5.5)
Other revenue, management fee related party	44,536	35,034	9,502	27.1
Total Revenues	$74,140	$66,358	$7,782	11.7

Mobile Banking Technology

The Company is currently seeking a bank to sponsor its Prepaid Card programs (see Note 1 to Condensed Consolidated Financial Statements). Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended March 31, 2019 and 2018 was $29,604 and $31,324, respectively.

Other Revenue, management fee related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to July 31, 2018. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017 and 35% of all revenues through June 30, 2019. For the three months ended March 31, 2019 and 2018, revenue earned from the management services agreement was $44,536 and $35,034, respectively.

Cost of Sales

Cost of sales for the three months ended March 31, 2019 and 2018 were comparable totaling $57,697 and $61,189, respectively.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2019 and 2018 totaled $143,453 and $132,381, respectively. The increase in general and administrative expenses was primarily from an increase in professional fees.

Research and development expenses for the three months ended March 31, 2019 and 2018 totaled $12,403 and $0, respectively. The increase in research and development expenses was primarily due to the timing of when the expense was incurred compared to the same period of the prior year.

Other Income (Expenses)

During the three months ended March 31, 2018, the Company recognized expense related to the change in fair value of derivative liabilities that totaled $186,829. No similar activity occurred during the same current year period.

During the three months ended March 31, 2019 and 2018, interest expense, totaled $75,547 and $63,274, respectively. The increase was the result of increased notes payable balances as compared to the same period of the prior year.

Results of Operations – Nine months Ended March 31, 2019 compared to March 31, 2018

We had a net loss of $640,101 during the nine months ended March 31, 2019, as compared to net income of $4,990 during the nine months ended March 31, 2018.

Revenues

Details of revenues are as follows:

	Nine months ended March 31,		Increase (Decrease)
	2019	2018	$	%
Mobile Banking Technology	$90,194	$92,441	$(2,247)	(2.4)
Other revenue, management fee related party	137,052	208,527	(71,475)	(34.3)
Total Revenues	$227,246	$300,968	$(73,722)	(24.5)

Mobile Banking Technology

The Company is currently seeking a bank to sponsor its Prepaid Card programs (see Note 1 to Condensed Consolidated Financial Statements). Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the nine months ended March 31, 2019 and 2018 was $90,194 and $92,441, respectively.

Other Revenue, management fee related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to July 31, 2018. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017 and 35% of all revenues through June 30, 2019. For the nine months ended March 31, 2019 and 2018, revenue earned from the management services agreement was $137,052 and $208,527, respectively.

Cost of Sales

Cost of sales for the nine months ended March 31, 2019 and 2018 totaled $175,869 and $168,305, respectively. The increase in cost of sales was primarily from an increase in platform hosting related fees, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the nine months ended March 31, 2019 and 2018 were comparable totaling $457,001 and $446,308, respectively.

Research and development expenses for the nine months ended March 31, 2019 and 2018 totaled $12,453 and $19,938, respectively. The decrease in research and development expenses was primarily from expense reductions implemented during the period while the Company seeks a bank to sponsor its Prepaid Card programs as discussed above.

Other Income (Expenses)

During the nine months ended December 31, 2018, the Company recognized income related to the change in fair value of derivative liabilities that totaled $519,582. No similar activity occurred during the same current year period.

During the nine months ended March 31, 2019 and 2018, interest expense, totaled $222,024 and $181,009, respectively. The increase was the result of increased notes payable balances as compared to the same period of the prior year.

Capital Expenditures and Commitments

No capital purchases were made during the nine months ended March 31, 2019.

Liquidity

Our cash balance at March 31, 2019 decreased to $112,264 as compared to $139,086 at June 30, 2018. The decrease was the result of $290,591 in cash used in operating activities offset by $263,769 in cash provided by financing activities. Net cash used in operations during the nine months ended March 31, 2019 was $290,591 compared with $371,974 of net cash used in operations during the same period of the prior year. Cash used in operations during the nine months ended March 31, 2019 was primarily due to our net loss in the period of $640,101. Net cash provided by financing activities of $263,769 during the nine months ended March 31, 2019 was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $359,044 was from proceeds received from notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2019, the Company incurred a loss from operations of $640,101 and used cash in operating activities of $290,591, and at March 31, 2019, the Company had a working capital deficit of $4,730,760 and a stockholders’ deficiency of $4,940,396. In addition, as of March 31, 2019, the Company is delinquent in payment of $787,173 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Convertible notes and notes payable-in default

Convertible notes and notes payable includes principal and accrued interest and consists of the following at March 31, 2019 and June 30, 2018:

		March 31, 2019	June 30, 2018
(a)	Convertible notes (includes $182,506 of convertible notes in default)	$221,672	$214,576
(b)	Notes payable-in default	400,793	387,684
(c)	Notes payable	10,014	—
	Total notes-third parties	$632,479	$602,260

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2018, convertible notes totaled $214,576. During the nine months ended March 31, 2019, interest of $7,096 was added to principal leaving a balance owed of $221,672 at March 31, 2019. At March 31, 2019, $182,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 608,354 shares of the Company’s common stock. Certain of the amounts due are subject to a legal proceeding (see Note 6). The balance of $39,166 is due on demand and convertible at a conversion price of $0.08 per share into 489,572 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2018, the notes totaled $387,684. During the nine months ended March 31, 2019, interest of $13,109 was added to principal leaving a balance owed of $400,793 at March 31, 2019, which are in default. At March 31, 2019, $361,509 of notes are secured by the Company’s intellectual property and $39,284 of notes are unsecured.

(c) The note is dated March 18, 2019 and is unsecured, bears interest at 4.0% per annum, and is due on March 17, 2020.

On March 18, 2019, the Company issued an unsecured note payable for $10,000. From the date of issuance to March 31, 2019, interest of $14 was added to principal leaving a balance owed of $10,014 at March 31, 2019.

Convertible notes and notes payable-related party

Notes payable-related party includes principal and accrued interest and consists of the following at March 31, 2019 and June 30, 2018:

		March 31, 2019	June 30, 2018
(a)	Convertible notes-The Matthews Group	$1,425,661	$1,344,782
(b)	Notes payable-The Matthews Group	1,748,283	1,384,088
(c)	Convertible notes-other related-in default	276,229	265,729
	Total notes-related party	$3,450,173	$2,994,599

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 5) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2018, convertible notes due to The Matthews Group totaled $1,344,782. During the nine months ended March 31, 2019, interest of $80,879 was added to principal leaving a balance owed of $1,425,661 at March 31, 2019. At March 31, 2019, the notes are convertible at a conversion price of $0.08 per share into 17,820,768 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 5) dated December 31, 2015. At June 30, 2018, notes due to The Matthews Group totaled $1,384,088. During the nine months ended March 31, 2019, $253,769 of notes payable were issued, interest of $110,426 was added to principal, leaving a balance owed of $1,748,283 at March 31, 2019.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.10 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2018, convertible notes due other related parties totaled $265,729. During the nine months ended March 31, 2019, interest of $10,500 was added to principal leaving a balance owed of $276,229 at March 31, 2019. At March 31, 2019, $203,874 of the notes were due in 2010 and are in default, and the balance of $72,355 is due on demand. At March 31, 2019, $203,874 of the notes are convertible at a conversion price of $0.30 per share into 679,581 shares of the Company’s common stock, $21,706 of the notes are convertible at a conversion price of $0.10 per share into 217,062 shares of the Company’s common stock, and $50,649 of the notes are convertible at a conversion price of $0.08 per share into 633,098 shares of the Company’s common stock.

Commitments and Contractual Obligations

The Company has one annual lease commitment of $51,000 for the corporate office building, which is leased from Ms. Tran, our chief executive officer, with an expiration date of March 30, 2019. The commitment is for the corporate offices at 2445 Winnetka Avenue North, Golden Valley, Minnesota. The total amount of the remaining lease commitment is $12,750 at March 31, 2019.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K at June 30, 2018.

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

ITEM 1 – LEGAL PROCEEDINGS

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

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of March 31, 2019, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A – RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $787,173 representing principal and accrued interest as of March 31, 2019.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2019 and June 30, 2018; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at March 31, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018; (v) Notes to the Condensed Consolidated Financial Statements.

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

VERITEC, INC.

May 10, 2019	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

