Form 10-K
period 2019-06-30
VERITEC INC
filed 2019-09-30
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Title of Each Class	Trading Symbol	Name of Each Exchange on WHich Registered
Common Stock, par value $0.01 per share	VRTC	OTC Pink

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $194,065.

As of September 28, 2019, the registrant’s outstanding common stock consisted of 39,538,007 shares, $0.01 par value.

1

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Veritec, Inc. (together with its subsidiaries hereinafter referred to as “we,” “us,” “our”, the "Company" or “Veritec”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions, and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Summary

The Company is currently solely engaged in the development, marketing, sales and licensing of products and rendering of professional services related to its mobile banking prepaid debit card solutions. The Company was also previously engaged in its proprietary two-dimensional matrix symbology technology (also commonly referred to as “two-dimensional barcodes”, “2D barcodes”, or “Barcode Technology”) which its old on September 30, 2015 .

In this Form 10-K, the Company’s mobile software banking technology will hereafter be referred to as its “Mobile Banking Technology”. The Mobile Banking Technology is used to offer Prepaid Card Programs to sponsor banks and approved applicants/cardholders. These programs may also be referred to as the MTC™ card or the Blinx ON-OFF™ Prepaid Card programs.

Company History

As a Cardholder Independent Sales Organization, Veritec is able to promote and sell Visa-branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa-branded card programs on behalf of its sponsoring bank. Veritec has a portfolio of five United States and eight foreign patents. In addition, we have seven U. S. and twenty-eight foreign pending patent applications. Veritec has had agreements with various banks in the past andis currently seeking a bank to sponsor its Prepaid Card programs.

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

With an MTC™ card, the cardholders are empowered to combat unpermitted and fraudulent use of their debit cards by “toggling” their cards “on” and “off” with their mobile phones. Cardholders no longer have to completely rely on their card issuers to monitor possible fraudulent activity on their accounts. Cardholders can now de-activate their cards themselves, in real-time, any time they choose to do so. In addition to this toggling feature, cardholders may apply for their cards online, arrange for direct deposits to be made to their cards, and transfer money to their card from another account. Cardholders may also elect to receive various alerts on their mobile phones about activity on their card. In the fiscal year 2010, the Company began accepting applications for the MTC™ card from individual applicants and issuing live Visa® branded debit cards under the MTC Mobile Toggle Card Program.

(b) blinx ON-OFF Debit Card - Visa® Prepaid Card Programs

In fiscal year 2011, Veritec began marketing the blinx ON-OFF™ branded card under a bank sponsorship. The blinx ON-OFF™ card is based on the Mobile Banking Technology platform and offers the same features and functions as the MTC™ branded card but with different pricing for bank-sponsored cards.

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

We have a portfolio of registered and pending trademarks in the U.S. and foreign jurisdictions, including registrations for the marks “VSCode®” and “VeriCode®”. The Company uses “Veritec” as a trademark and service mark, as well as serving as the Company’s trade name.

Major Customers

During the year ended June 30, 2019, and 2018, the Company had one customer, a related party that represented 61% and 76% of our revenues, respectively. No other customer represented more than 10% of our revenues.

Engineering, Research and Development

During the fiscal year 2018, we concentrated on several projects which included the development of our Mobile debit and member rewards banking platform, and the continued development and support of the liquid crystal display (LCD) business the VeriSuite™ Bio-ID software platform, the PhoneCodes™ software platform. All of these projects are currently in various stages of development or have been completed.

Competition

Our Mobile Banking Technology competes with other independent sales organizations and third party services of Visa-branded card programs, including TransCash Corporation, Ready Debit Card by MetaBank, Millenium Advantage Card by New Millenium Bank, and Wired Plastic by Bancorp Bank. The Company believes, however, that there are very few companies that have the Company’s collective attributes of (1) being an independent sales organization of Visa-branded and non-branded prepaid card programs, (2) being a third party servicer (e.g., back end processor) for banks issuing Visa-branded and non-branded prepaid card programs, (3) being the developer, marketer and licensor of the mobile banking platform on which Visa-branded and non-branded card program cardholder transactions take place, and (4) having a mobile banking platform that enables real-time transaction processing and enabling cardholders to manage their accounts by enabling cardholders to toggle their cards and their website accounts on and off via their mobile phones.

Employees

As of June 30, 2019, the Company employed two employees and nine independent contractor consultants.

Financial Information about Geographic Areas

For the years ended June 30, 2019, and 2018, United States customers accounted for 100% of the Company’s total revenue.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the Chairman of the Board and the Chief Executive Officer of the Company. Our lease is currently on a month-to-month term and requires monthly payments of $4,250.

ITEM 3. LEGAL PROCEEDINGS

On or about November 13, 2017, David A. Badhwa and Denise a Badhwa (collectively “Plaintiffs”) filed a lawsuit in district court in Hennepin County, Minnesota asserting that the Company breached the terms of a promissory note. Plaintiffs sought repayment on the principal of the promissory note, in the amount of $100,000, $10,000 of which Plaintiffs contend Veritec previously paid, plus interest, collection costs and attorney’s fees. As of May 15, 2018, the date of the last communication on the amount of recovery from Plaintiffs, the Plaintiffs sought an award or settlement in the amount of $162,990. As of June 30, 2019, the Company had recorded a promissory note payable of $166,921 related to this proceeding.

On July 10, 2019, the Company and Plaintiffs entered into a Confidential Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiffs agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiffs was discharged.

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of June 30, 2019, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

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

Market Price Range of Common Stock	Fiscal 2019		Fiscal 2018
Quarter Ended	High	Low	High	Low
September 30	$.04	$.03	$.11	$.08
December 31	$.05	$.02	$.08	$.03
March 31	$.19	$.02	$.08	$.03
June 30	$.09	$.04	$.05	$.04

Shareholders

As of June 30, 2019, there were approximately 795 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

Dividend Information

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Registrant’s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Unregistered Sales of Equity Securities

No unregistered sales of equity securities occurred during the years ended June 30, 2019, and 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding awards granted pursuant to our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	3,150,000	$0.06	—
Total	3,150,000	$0.06	—

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Board of Directors granted 1,150,000 stock options to directors and employees under this arrangement in 2019. The Company granted no stock options or stock bonuses to employees and consultants under this arrangement in 2018.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this report.

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

Results of Operations – June 30, 2019 compared to June 30, 2018

We had a net loss of $849,403 in the year ended June 30, 2019, compared to a net loss of $18,210 in the year ended June 30, 2018.

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Mobile banking technology	$120,009	$121,901	$(1,892)	(1.6)
Other revenue, management fee - related party	186,520	376,580	(190,060)	(50.5)
Total Revenues	$306,529	$498,481	$(191,952)	(38.5)

•	Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the year ended June 30, 2019, and 2018 were $120,009 and $121,901, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016 (see Note 1 to Consolidated Financial Statements).

•	Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to June 30, 2019. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017, and 35% of all revenues through June 30, 2019. For the years ended June 30, 2019 and 2018, revenue earned from the management services agreement was $186,520 and $376,580, respectively.

Cost of Sales

Cost of sales for the year ended June 30, 2019 and 2018 totaled $229,891 and $247,408, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the year ended June 30, 2019 and 2018 totaled $604,959 and $587,166, respectively. The increase in general and administrative expenses was primarily due to increased legal and professional fees as compared to the same period of the prior year.

Sales and marketing expenses for the year ended June 30, 2019 and 2018 totaled $0 compared to $1,762, respectively.

Research and development expenses for the year ended June 30, 2019 and 2018 totaled $18,750 and $29,997, respectively. The decrease in expenses was primarily related to decreased software development related activities as compared to the same period of the prior year.

Other Income (Expenses)

During the year ended June 30, 2018, the Company recognized income related to the change in fair value of derivative liabilities of $603,000. No similar activity occurred during the current year.

Interest expense for the year ended June 30, 2019 and 2018, was $302,332 and $253,358, respectively. The increase was due to the increase in our notes payable balance.

Liquidity and Capital Resources

Our cash balance at June 30, 2019 decreased to $91,112 as compared to $139,086 at June 30, 2018. The decrease was the result of $450,101 in cash used in operating activities offset by $402,127 in cash provided by financing activities. Net cash used in operations during the year ended June 30, 2019 was $450,101 compared with $506,919 of net cash used in operations during the same period of the prior year. Cash used in operations during the year ended June 30, 2019 was primarily to fund our net loss of $849,403, offset by an increase in accrued interest on notes payable of $302,332, stock-based compensation expense of $11,215, and general changes to our working capital accounts of $85,755. Net cash provided by financing activities of $402,127 during the year ended June 30, 2019 was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $599,312 was from proceeds received from notes payable.

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2019, the Company incurred a loss of $849,403 and used cash in operating activities of $450,101, and at June 30, 2019, the Company had a stockholders’ deficiency of $5,299,377. In addition, as of June 30, 2019, the Company is delinquent in payment of $795,792 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2020 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2020 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Lawrence J. Johanns, a significant Company stockholder.

Convertible notes and notes payable

Notes payable includes principal and accrued interest and consists of the following at June 30, 2019 and June 30, 2018:

	June 30, 2019	June 30, 2018
(a) Convertible notes ($184,506 and $175,045 in default)	$224,037	$214,576
(b) Notes payable (in default)	405,162	387,685
(c) Notes payable	25,153	—
Total notes-third parties	$654,352	$602,261

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2017, convertible notes totaled $205,115. During the year ended June 30, 2018, interest of $9,461 was added to principal leaving a balance owed of $214,576 at June 30, 2018. During the year ended June 30, 2019, interest of $9,461 was added to principal, leaving a balance owed of $224,037 at June 30, 2019. At June 30, 2019, $184,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 615,021 shares of the Company’s common stock. Certain of the amounts due are subject to a legal proceeding. The balance of $39,531 is due on demand and convertible at a conversion price of $0.08 per share into 494,137 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2017, the notes totaled $370,208. During the year ended June 30, 2018, interest of $17,477 was added to principal, leaving a balance owed of $387,685 at June 30, 2018. During the year ended June 30, 2019, interest of $17,478 was added to principal leaving a balance owed of $405,162 at June 30, 2019. At June 30, 2019, $365,379 of notes are secured by the Company’s intellectual property and $39,783 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and due on March 17, 2020.

On March 18, 2019 and June 6, 2019, the Company entered into notes payable for $10,000 and $15,000, respectively. During the period, interest of $153 was added to principal, leaving a balance owed of $25,153 at June 30, 2019.

Convertible notes and notes payable-related parties

Notes payable-related party includes principal and accrued interest and consists of the following at June 30, 2019 and June 30, 2018:

	June 30, 2019	June 30, 2018
(a) Convertible notes-The Matthews Group	$1,452,621	$1,344,782
(b) Notes payable-The Matthews Group	1,914,618	1,384,088
(c) Convertible notes-other related-in default ($206,124 and $197,124)	279,728	265,729
Total notes-related party	$3,646,967	$2,994,599

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2017, convertible notes due to The Matthews Group totaled $1,236,943. During the year ended June 30, 2018, interest of $107,839 was added to principal leaving a balance payable of $1,344,782 at June 30, 2018. During the year ended June 30, 2019, interest of $107,839 was added to principal leaving a balance payable of $1,452,621 at June 30, 2019. At June 30, 2019, the notes are convertible at a conversion price of $0.08 per share into 18,157,765 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group dated September 30, 2015. At June 30, 2017, notes due to The Matthews Group totaled $805,195. During the year ended June 30, 2018, $599,312 of notes payable were issued, interest of $104,581was added to principal, and an interest payment of $125,000 was made, leaving a balance owed of $1,384,088 at June 30, 2018. During the year ended June 30, 2019, $377,127 of notes payable were issued, and interest of $153,403 was added to principal, leaving a balance owed of $1,914,618 at June 30, 2019.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2017, convertible notes due to other related parties totaled $251,728. During the year ended June 30, 2018, interest of $14,001 was added to principal leaving a balance owed of $265,729 at June 30, 2018. During the year ended June 30, 2019, interest of $13,999 was added to principal leaving a balance owed of $279,728 at June 30, 2019. At June 30, 2019, $206,124 of the notes were due in 2010 and are in default, and the balance of $73,604 is due on demand. At June 30, 2019, $206,124 of the notes are convertible at a conversion price of $0.30 per share into 687,081 shares of the Company’s common stock, and $73,604 of the notes are convertible at a conversion price of $0.08 per share into 920,050 shares of the Company’s common stock.

Commitments and Contractual Obligations

The Company leases its corporate office building from Ms. Tran, our chief executive officer, on a month-to-month basis, for $4,250 per month. The corporate office is located at 2445 Winnetka Avenue North, Golden Valley, Minnesota.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and financing costs.  The Company accounts for stock option and stock warrant grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and stock warrant grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s common stock option and warrant grants are estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option-pricing model could materially affect compensation expense recorded in future periods.

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

b. Other revenue, management fee - related party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2019. The Company earned a fee of 20% of all revenues billed from the barcode technology operations up to May 31, 2017, and 35% of all revenues billed up to June 30, 2019.

Recently Issued Accounting Standards

See Footnote 1 of consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
PART I - FINANCIAL INFORMATION
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2019 and 2018	F-2
Consolidated Statements of Operations for the Years Ended June 30, 2019 and 2018	F-3
Consolidated Statements of Stockholders’ Deficiency for the Years Ended June 30, 2019 and 2018	F-4
Consolidated Statements of Cash Flows for the Years Ended June 30, 2019 and 2018	F-5
Notes to Consolidated Financial Statements	F-6 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Veritec, Inc. and Subsidiaries

Golden Valley, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

Los Angeles, California
September 30, 2019

We have served as the Company’s auditor since 2008

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018
ASSETS
Current Assets:
Cash	$91,112	$139,086
Accounts receivable	9,117	7,071
Prepaid expenses	5,391	5,328
Total Assets	$105,620	$151,485

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$716,704	$671,197
Accounts payable, related party	100,360	96,110
Accrued expenses	63,363	63,507
Customer deposits	68,251	—
Convertible notes and notes payable ($589,668 and $562,730 in default)	654,352	602,261
Convertible notes and notes payable, related parties ($206,124 and $197,124 in default)	3,646,967	2,994,599
Deferred revenues	—	30,000
Total Current Liabilities	5,249,997	4,457,674
Contingent earnout liability	155,000	155,000
Total Liabilities	5,404,997	4,612,674

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,538,007 shares issued and outstanding	395,380	395,380
Common stock to be issued, 145,000 shares to be issued	12,500	12,500
Additional paid-in capital	18,110,791	18,099,576
Accumulated deficit	(23,819,048)	(22,969,645)
Total Stockholders' Deficiency	(5,299,377)	(4,461,189)
Total Liabilities and Stockholders’ Deficiency	$105,620	$151,485

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended June 30,
	2019	2018
Revenue:
Mobile banking technology revenue	$120,009	$121,901
Other revenue, management fee - related party	186,520	376,580
Total revenue	306,529	498,481

Cost of sales	229,891	247,408
Gross profit	76,638	251,073

Operating Expenses:
General and administrative (including $51,000 and $51,000, respectively, to related party)	604,959	587,166
Sales and marketing	—	1,762
Research and development	18,750	29,997
Total operating expenses	623,709	618,925
Loss from operations	(547,071)	(367,852)

Other Income (Expense):
Interest expense (including $275,242 and $226,420, respectively, to related parties)	(302,332)	(253,358)
Change in fair value of derivative liabilities	—	603,000
Total other income (expense)	(302,332)	349,642

Net Loss	$(849,403)	$(18,210)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	39,538,007	39,538,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2017	1,000	$1,000	39,538,007	$395,380	$12,500	$17,974,576	$(22,951,435)	$(4,567,979)
Reclassification of embedded conversion option	—	—	—	—	—	125,000	—	125,000
Net Loss	—	—	—	—	—	—	(18,210)	(18,210)
Balance, June 30, 2018	1,000	1,000	39,538,007	395,380	12,500	18,099,576	(22,969,645)	(4,461,189)
Stock-based compensation	—	—	—	—	—	11,215	—	11,215
Net Loss	—	—	—	—	—	—	(849,403)	(849,403)
Balance, June 30, 2019	1,000	$1,000	39,538,007	$395,380	$12,500	$18,110,791	$(23,819,048)	$(5,299,377)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(849,403)	$(18,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	16,042
Change in fair value of derivative liabilities	—	(603,000)
Interest accrued on notes payable	302,332	128,359
Stock-based compensation	11,215	—
Changes in operating assets and liabilities:
Accounts receivable	(2,046)	1,068
Prepaid expenses	(63)	(3,343)
Deferred revenues	(30,000)	(42,492)
Customer deposits	68,251	—
Accounts payable	45,507	23,251
Accounts payable, related party	4,250	—
Accrued expenses	(144)	(8,594)
Net cash used in operating activities	(450,101)	(506,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	25,000	—
Proceeds from notes payable-related party	377,127	599,312
Net cash provided by financing activities	402,127	599,312

NET INCREASE (DECREASE) IN CASH	(47,974)	92,393
CASH AT BEGINNING OF PERIOD	139,086	46,693
CASH AT END OF PERIOD	$91,112	$139,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$125,000

NON CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of embedded conversion option derivative to additional paid-in capital	$—	$125,000

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Veritec, Inc. (Veritec) was formed in the State of Nevada on September 8, 1982.

Veritec is primarily engaged in the development, sales, and licensing of products and providing services related to its mobile banking solutions.

As a Cardholder Independent Sales Organization, Veritec is able to promote and sell Visa-branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa-branded card programs on behalf of its sponsoring bank. Veritec has a portfolio of five United States and eight foreign patents. In addition, we have seven U.S. and twenty-eight foreign pending patent applications. Veritec has had agreements with various banks in the past andis currently seeking a bank to sponsor its Prepaid Card programs.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. (collectively the “Company”). Intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of long-lived assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents

Investments with original maturities of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company sells to domestic and foreign companies and grants uncollateralized credit to customers but requires deposits on unique orders. Management periodically reviews its accounts receivable and provides an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the near term. Based on management’s assessment, no allowance for doubtful accounts was considered necessary at June 30, 2019, or 2018.

Revenue Recognition

Revenues for the Company are classified into management fee revenue and mobile banking technology.

Prior to July 1, 2018, the Company recognized its revenue in accordance with Accounting Standards Codification (ASC) 605 Revenue Recognition , upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was probable.

Effective July 1, 2018, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes and the implementation of ASC 606 did not have a material impact on the Company’s financial statements.

Mobile Banking Technology Revenue

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

Other Revenue, Management Fee - Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 9). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2019. The Company earned a fee of 20% of all revenues billed from the barcode technology operations up to May 31, 2017, and now earns a fee of 35% of all revenues billed up to June 30, 2020. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Fiscal years ended June 30,
	2019	2018
Mobile banking technology revenue	$120,009	$121,901
Other revenue, management fee - related party	186,520	376,580
Total revenue	$306,529	$498,481

The following table shows the Company’s disaggregated net sales by customer type:

	Fiscal years ended June 30,
	2019
Real Estate	$186,520	$376,580
Medical	62,363	54,824
Associations	30,000	42,492
Education	12,000	12,000
Other	15,646	12,585
Total revenue	$306,529	$498,481

During the years ended June 30, 2019 and 2018, all of the Company’s revenues were earned in the United States of America.

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

For the years ended June 30, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of June 30, 2019 and 2018, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2019	2018
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	20,874,054	19,337,127
Options	3,650,000	2,500,000
Total	24,534,054	21,847,127

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification (“ASC”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using a Black-Scholes-Merton option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s statements of operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The carrying amounts of financial instruments such as cash, accounts receivable, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments.

Concentrations

During the year ended June 30, 2019 and 2018, the Company had one customer, a related party, that represented 61% and 76% of our revenues, respectively. No other customer represented more than 10% of our revenues.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company plans to adopt ASU 2018-07 on July 1, 2019, , though the adoption is expected to have no impact on the Company’s financial statements and related disclosures as the Company does not have leases with terms longer than 12 months.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting. This ASU simplifies the accounting and reporting for share-based payments issued to nonemployees by expanding the scope of ASC 718, Compensation – Stock Compensation , which currently only includes share-based compensation to employees, to also include share-based payments to nonemployees for goods and services. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company plans to adopt ASU 2018-07 on July 1, 2019. The adoption of ASU 2018-07 is not expected to have an impact on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2019, the Company recorded a loss of $849,403, used cash in operating activities of $450,101, and at June 30, 2019, the Company had a stockholders’ deficiency of $5,299,377. In addition, as of June 30, 2019, the Company is delinquent in payment of $795,792 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2020 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

NOTE 3 – INTANGIBLE ASSETS AND CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. Tangible Payments LLC developed online payment technology that encrypts sensitive information securely between customers and merchants during online transactions.

The purchase price for the acquisition was comprised of 250,000 shares of restricted common stock of Veritec valued at $37,500, issued on closing, and an earnout payment of $155,000 for an aggregate purchase price of $192,500. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. For the years ended June 30, 2019 and 2018, there was no net profit derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned $192,500 of the purchase price to contract commitments (“intangible”) which were amortized over a three-year period. During the year ended June 30, 2018, the Company recorded $16,042 of amortization expense related to this intangible and at June 30, 2018, the intangible was fully amortized. Accordingly, no further amortization expense was recorded related to this intangible during the year ended June 30, 2019.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Notes payable includes principal and accrued interest and consists of the following at June 30, 2019 and June 30, 2018:

	June 30, 2019	June 30, 2018
(a) Convertible notes ($184,506 and $175,045 in default)	$224,037	$214,576
(b) Notes payable (in default)	405,162	387,685
(c) Notes payable	25,153	—
Total notes-third parties	$654,352	$602,261

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2017, convertible notes totaled $205,115. During the year ended June 30, 2018, interest of $9,461 was added to principal leaving a balance owed of $214,576 at June 30, 2018. During the year ended June 30, 2019, interest of $9,461 was added to principal, leaving a balance owed of $224,037 at June 30, 2019. At June 30, 2019, $184,506 of the convertible notes were in default, and convertible at a conversion price of $0.30 per share into 615,021 shares of the Company’s common stock. Certain of the amounts due are subject to a legal proceeding (see Note 9). The balance of $39,531 is due on demand and convertible at a conversion price of $0.08 per share into 494,137 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2017, the notes totaled $370,208. During the year ended June 30, 2018, interest of $17,477 was added to principal, leaving a balance owed of $387,685 at June 30, 2018. During the year ended June 30, 2019, interest of $17,477 was added to principal leaving a balance owed of $405,162 at June 30, 2019. At June 30, 2019, $365,379 of notes are secured by the Company’s intellectual property and $39,783 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and due on March 17, 2020.

On March 18, 2019 and June 6, 2019, the Company entered into notes payable for $10,000 and $15,000, respectively. During the period, interest of $153 was added to principal, leaving a balance owed of $25,153 at June 30, 2019.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at June 30, 2019 and June 30, 2018:

	June 30, 2019	June 30, 2018
(a) Convertible notes-The Matthews Group	$1,452,621	$1,344,782
(b) Notes payable-The Matthews Group	1,914,618	1,384,088
(c) Convertible notes-other related parties ($206,124 and 197,124 in default)	279,728	265,729
Total notes-related parties	$3,646,967	$2,994,599

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 8) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2017, convertible notes due to The Matthews Group totaled $1,236,943. During the year ended June 30, 2018, interest of $107,839 was added to principal leaving a balance payable of $1,344,782 at June 30, 2018. During the year ended June 30, 2019, interest of $107,839 was added to principal leaving a balance payable of $1,452,621 at June 30, 2019. At June 30, 2019, the notes are convertible at a conversion price of $0.08 per share into 18,157,765 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 8) dated September 30, 2015. At June 30, 2017, notes due to The Matthews Group totaled $805,195. During the year ended June 30, 2018, $599,312 of notes payable were issued, interest of $104,581 was added to principal, and an interest payment of $125,000 was made, leaving a balance owed of $1,384,088 at June 30, 2018. During the year ended June 30, 2019, $377,127 of notes payable were issued and interest of $153,403 was added to principal, leaving a balance owed of $1,914,618 at June 30, 2019.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2017, convertible notes due to other related parties totaled $251,728. During the year ended June 30, 2018, interest of $14,001 was added to principal leaving a balance owed of $265,729 at June 30, 2018. During the year ended June 30, 2019, interest of $13,999 was added to principal leaving a balance owed of $279,728 at June 30, 2019. At June 30, 2019, $206,124 of the notes were due in 2010 and are in default, and the balance of $73,604 is due on demand. At June 30, 2019, $206,124 of the notes are convertible at a conversion price of $0.30 per share into 687,081 shares of the Company’s common stock, and $73,604 of the notes are convertible at a conversion price of $0.08 per share into 920,050 shares of the Company’s common stock.

NOTE 5 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock

The articles of incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges, and restrictions granted to any series of the preferred stock.

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2019 and 2018, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock

On February 2, 2018, the Company’s Board of Directors voted to increase the Company’s authorized common shares from 50,000,000 shares to 150,000,000 common shares. The Company filed the required documentation with the State of Nevada in April 2018, with an effective date of April 18, 2018.

Common Stock to be Issued

At June 30, 2019 and 2018, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying consolidated financial statements.

NOTE 6 – STOCK OPTIONS

A summary of stock options as of June 30, 2019 and for the two years then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2017	2,500,000	$0.08
Granted	—	—
Forfeited	—	$0.08
Outstanding at June 30, 2018	2,500,000	$0.08
Granted	1,150,000	0.03
Forfeited	—	$—
Outstanding at June 30, 2019	3,650,000	$0.06
Exercisable at June 30, 2019	3,075,000	$0.07

In December 2018, the Company granted to its directors and employees, stock options to purchase an aggregate of 1,150,000 shares of Common Stock. The fair value of the stock options granted was determined to be $21,285 and is being amortized over the vesting period of 12 months. During the year ended June 30, 2019, the Company recorded stock-based compensation expense of $11,215. As of June 30, 2019, the Company has outstanding unvested options with future compensation costs of $10,070, which will be recorded as compensation cost as the options vest over their remaining average vesting period of six months. The Company did not grant stock options during the prior year ended June 30, 2018.

The outstanding and exercisable stock options had an intrinsic value of $11,500 and $5,750, respectively, at June 30, 2019.

The fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2019
Exercise Price	$0.03
Stock Price	$0.03
Risk-free interest rate	2.63%
Expected volatility	121%
Expected life (in years)	2.0
Expected dividend yield	0%

Additional information regarding options outstanding as of June 30, 2019, is as follows:

Options Outstanding at June 30, 2019				Options Exercisable at June 30, 2019
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03	1,150,000	5.48	$0.03	575,000	$0.03
$0.08	2,500,000	0.61	$0.08	2,500,000	$0.08
	3,650,000			3,075,000

NOTE 7 - INCOME TAXES

For the year ended June 30, 2019, net loss was $849,403, as compared to a net loss of $18,210 for the year ended June 30, 2018. For the years ended June 30, 2019 and 2018, no provision for income taxes was recorded. We made no provision for income taxes due to our utilization of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income.

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended June 30,
	2019	2018
Federal statutory tax rate	21%	28%
State tax, net of federal benefit	6%	6%
Total tax rate	27%	34%
Allowance	(27)%	(34)%
Effective tax rate	—%	—%

The following is a summary of the deferred tax assets:

	Year Ended June 30,
	2019	2018
Net operating loss carryforwards	$3,403,000	$2,580,000
Deferred tax assets before valuation allowance	3,403,000	2,580,000
Valuation allowance	(3,403,000)	(2,580,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2019 and 2018 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2019, was an increase of $823,000.

Veritec has net operating loss carryforwards of approximately $12,602,000 million for federal purposes available to offset future taxable income that expires in varying amounts through 2036. The ability to utilize the net operating loss carryforwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership). The Company is subject to examination by tax authorities for all years for which a loss carryforward is utilized in subsequent periods.

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2019 and 2018, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2019 and 2018, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 4).

Management Services Agreement and Related Notes Payable with Related Party

The Company’s Barcode Technology was invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records, and other high-security applications. On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company then entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2019. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2020, from the barcode technology operations. During the year ended June 30, 2019 and 2018, the Company recorded management fee revenue related to this agreement of $186,520 and $376,580, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the year ended June 30, 2019 and 2018, cash flow loans of $377,127 and $599,312, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2019, cash flow loans of $1,914,618 are due to The Matthews Group (see Note 4).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of June 30, 2019 and 2018, total advances to Ms. Tran amounted to $100,360 and $96,110, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For both the years ended June 30, 2019 and 2018, lease payments to Ms. Tran totaled $51,000.

NOTE 9 – LEGAL PROCEEDINGS

On or about November 13, 2017, David A. Badhwa and Denise a Badhwa (collectively “Plaintiffs”) filed a lawsuit in district court in Hennepin County, Minnesota asserting that the Company breached the terms of a promissory note. Plaintiffs sought repayment on the principal of the promissory note, in the amount of $100,000, $10,000 of which Plaintiffs contend Veritec previously paid, plus interest, collection costs and attorney’s fees. As of May 15, 2018, the date of the last communication on the amount of recovery from Plaintiffs, the Plaintiffs sought an award or settlement in the amount of $162,990. As of June 30, 2019, the Company had recorded a promissory note payable of $166,921 related to this proceeding.

On July 10, 2019, the Company and Plaintiffs entered into a Confidential Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiffs agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiffs was discharged. During the three months ended September 30, 2019, the Company recorded a gain on settlement and extinguishment of the promissory note payable of $166,921.

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686, and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of June 30, 2019, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of June 30, 2019, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the year ended June 30, 2019 and 2018, salaries paid to Van Thuy Tran under this agreement totated $150,000 and $150,000.

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

We identified material weaknesses in our internal control over financial reporting primarily attributable to (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Management has retained an outside, independent financial consultant to record and review all financial data, as well as prepare our financial reports, in order to mitigate this weakness. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost-justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	74
Laird Powers	Director	71
Steve Handy	Director	51

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

Committee and Board Meetings

Three meetings of our Board of Directors was held in fiscal 2019. The Audit Committee is currently comprised of one independent director who does qualify as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission and the NASDAQ Capital Market.

Director Independence

Each of our current board of directors is independent under the revised listing standards of The NASDAQ Stock Market, Inc.

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

Involvement in Certain Legal Proceedings

Our directors, executive officers, and control persons have not been involved in any of the following events during the past five years:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2019 and 2018 who was the only individual that served as a principal executive officer, and who was the only “Named Executive Officer” of the Company.

Name	Year	Salaries ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran Chief Executive Officer	2019	$150,000	—	—	—	—	$150,000
Van Thuy Tran Chief Executive Officer	2018	$150,000	—	—	—	—	$150,000

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

Director Compensation

The following table summarizes the compensation paid to our directors for the year ended June 30, 2019:

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Tran Director and Chief Executive Officer (1)	2019	—	—	—	4,627	—	4,627
Steve Handy, Director (1)(2)	2019	—	—	—	4,627	—	4,627
Laird Powers, Director (1)(2)	2019	—	—	—	4,627	—	4,627

(1)	Directors who are employed by the Company do not receive separate compensation for services on the Board of Directors. Members of the Board of Directors who are not employees of the Company currently receive no fees. In addition, members of the Board of Directors are reimbursed for any expenses incurred in attending the meetings.
(2)	During the year ended June 30, 2019, the Company issued 250,000 stock options valued at $4,627.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested, or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2019 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 2445 Winnetka Avenue North, Golden Valley, MN 55427.

Name	Number of Shares Beneficially Owned	Percent of Shares
Laird Powers	252,984	0.6%
Van Thuy Tran	229,250	0.6%
All Officers and Directors as a group (3 persons)	482,234	1.2%
The Matthews Group LLC (1)	29,352,547	74.2%

(1)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Lawrence J. Johanns each own 50% of The Matthews Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's transactions with its officers, directors, and affiliates have been, and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by the board of directors.

The Matthews Group is owned 50% by Ms. Van Tran, the Company’s CEO, Executive Chair, and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding.

Management Services Agreement and Related Notes Payable with Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2020. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2020, from the barcode technology operations. During the year ended June 30, 2019 and 2018, the Company recorded management fee revenue related to this agreement of $186,520 and $376,580, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the year ended June 30, 2019 and 2018, cash flow loans of $377,127 and $599,312, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2019, cash flow loans of $1,914,618 are due to The Matthews Group.

Advances from Related Parties

As of both June 30, 2019 and 2018, $100,360 and $96,110 of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets, respectively. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For both the years ended June 30, 2019 and 2018, lease payments to Ms. Van Tran totaled $51,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended June 30, 2019 and 2018:

Fees	2019	2018
Weinberg & Company, CPAs
Audit fees	$58,642	$57,724
Audit Related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$58,642	$57,724

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

VERITEC, INC.
a Nevada corporation

September 30, 2019	By:	/s/ Van Thuy Tran
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 30, 2019
Van Thuy Tran

/s/ STEVE HANDY	Director	September 30, 2019
Steve Handy

/s/ LAIRD POWERS	Director	September 30, 2019
Laird Powers

