Form 10-Q
period 2019-09-30
VERITEC INC
filed 2019-11-13
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

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

The number of shares of registrant’s common stock outstanding as of October 31, 2019, was 39,538,007.

1

VERITEC, INC. AND SUBSIDIARIES

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

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline, and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I

ITEM 1 - FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$180,199	$91,112
Accounts receivable	10,141	9,117
Prepaid expenses	4,122	5,391
Total Assets	$194,462	$105,620

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$713,315	$716,704
Accounts payable, related party	121,800	100,360
Accrued expenses	58,310	63,363
Customer deposits	91,190	68,251
Convertible notes and notes payable ($427,317 and $589,668 in default)	492,616	654,352
Convertible notes and notes payable, related parties ($208,374 and $197,124 in default)	3,826,230	3,646,967
Total Current Liabilities	5,303,461	5,249,997
Contingent earnout liability	155,000	155,000
Total Liabilities	5,458,461	5,404,997

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,538,007 shares issued and outstanding	395,380	395,380
Common stock to be issued, 145,000 shares to be issued	12,500	12,500
Additional paid-in capital	18,116,112	18,110,791
Accumulated deficit	(23,788,991)	(23,819,048)
Total Stockholders' Deficiency	(5,263,999)	(5,299,377)
Total Liabilities and Stockholders’ Deficiency	$194,462	$105,620

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Three months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$24,609	$29,100
Other revenue, management fee - related party	129,434	41,631
Total revenue	154,043	70,731

Cost of sales	55,459	62,984
Gross profit	98,584	7,747

Operating Expenses:
General and administrative (including $12,750 and $12,750, respectively, to related party)	155,004	178,050
Sales and marketing	429	—
Research and development	—	50
Total operating expenses	155,433	178,100
Loss from operations	(56,849)	(170,353)

Other Income (Expense):
Gain on extinguishment of convertible note payable	166,921	—
Interest expense (including $74,830 and $65,458, respectively, to related parties)	(80,015)	(72,193)
Total other income (expense)	86,906	(72,193)

Net Income (Loss)	$30,057	$(242,546)

Net Income (Loss) Per Common Share - Basic and Diluted	$0.00	$(0.01)

Weighted Average Number of Shares Outstanding -
Basic	39,538,007	39,538,007
Diluted	40,668,007	39,538,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Three months ended September 30, 2019 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance, June 30, 2019	1,000	$1,000	39,538,007	$395,380	$12,500	$18,110,791	$(23,819,048)	$(5,299,377)
Stock-based compensation	—	—	—	—	—	5,321	—	5,321
Net Income	—	—	—	—	—	—	30,057	30,057
Balance, September 30, 2019 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$18,116,112	$(23,788,991)	$(5,263,999)

Three months ended September 30, 2018 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance, June 30, 2018	1,000	$1,000	39,538,007	$395,380	$12,500	$18,099,576	$(22,969,645)	$(4,461,189)
Net Loss	—	—	—	—	—	—	(242,546)	(242,546)
Balance, September 30, 2018 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$18,099,576	$(23,212,191)	$(4,703,735)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Three Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$30,057	$(242,546)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest accrued on notes payable	80,015	72,192
Stock-based compensation	5,321	—
Gain on extinguishment of convertible note payable	(166,921)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,024)	569
Prepaid expenses	1,269	1,231
Customer deposits	22,939	—
Deferred revenues	—	(7,500)
Accounts payable	(3,389)	67,947
Accounts payable, related party	21,440	—
Accrued expenses	(5,053)	4,589
Net cash used in operating activities	(15,346)	(103,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related party	104,433	108,949
Net cash provided by financing activities	104,433	108,949

NET INCREASE IN CASH	89,087	5,431
CASH AT BEGINNING OF PERIOD	91,112	139,086
CASH AT END OF PERIOD	$180,199	$144,517

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Veritec, Inc. (Veritec) formed in the State of Nevada on September 8, 1982. Veritec’s wholly-owned subsidiaries include Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. (collectively the “Company”).

Nature of Business

Veritec is primarily engaged in the mobile banking and payment processing business.

As a Cardholder Independent Sales Organization, Veritec can promote and sell Visa-branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa-branded card programs on behalf of its sponsoring bank. Veritec has a portfolio of five United States and eight foreign patents. Also, Veritec has seven U.S. and twenty-eight foreign pending patent applications. Veritec had agreements with various banks in the past and is currently seeking a bank to sponsor its Prepaid Card programs.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. The Condensed Consolidated Balance Sheet information as of June 30, 2019, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2019. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly-owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended September 30, 2019, the Company incurred a loss from operations of $56,849 and used cash in operating activities of $15,346, and on September 30, 2019, the Company had a stockholders’ deficit of $5,263,999. In addition, as of September 30, 2019, the Company is delinquent in payment of $635,691 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2020 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales, or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The Condensed Consolidated Financial Statements do not include any adjustments that may result from this uncertainty.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of long-lived assets, accruals for potential liabilities, and assumptions used in valuing derivatives and stock-based compensation, and the valuation of deferred taxes assets.

Revenue Recognition

Revenues for the Company are classified into mobile banking technology revenue and management fee revenue.

The Company recognizes revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Mobile Banking Technology Revenue

The Company, as a merchant payment processor and a distributor, recognizes revenue from transaction fees charged to cardholders for the use of its issued mobile debit cards. The fees are recognized monthly after all cardholder transactions have been summarized and reconciled with third party processors.

The Company has entered into certain long-term agreements to provide application development and support. Some customers paid the agreement in full at signing, and the Company recorded the receipt of payment as deferred revenue. The Company records revenue relating to these agreements on a pro-rata basis over the term of the agreement and reduces its deferred revenue balance accordingly.

Other Revenue, Management Fee - Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2020. The Company earns a fee of 35% of all revenues billed up to June 30, 2020, and recognizes management fee revenue as services are performed.

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

For the period ended September 30, 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. For the period ending September 30, 2019, 1,130,000 shares were added to weighted average shares outstanding as they were considered dilutive. The remaining potentially dilutive shares from the Company’s Series H Preferred Stock, Convertible Notes Payable, and a portion of Options were antidilutive because their exercise prices and conversion prices were out of the money.

As of September 30, 2019, and 2018, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of September 30,
	2019	2018
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	20,683,005	19,759,993
Options	2,500,000	2,500,000
Total	23,193,005	22,269,993

Concentrations

During the period ended September 30, 2019, the Company had one customer, a related party, that represented 84% of our revenues. During the period ended September 30, 2018, the Company had one customer, a related party that represented 58% of its revenue, and one customer that represented 22% of its revenue. No other customer represented more than 10% of our revenues during the period ended September 30, 2019 and 2018.

During the period ended September 30, 2019, and 2018, all of the Company’s revenues were earned in the United States of America.

Segments

The Company operates in one segment, the mobile financial banking industry. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision-maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements

Stock-Based Compensation

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In prior periods through June 30, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees . Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based tranasactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into considertaion the probility of satifing performance conditions. The Company adopted ASU 2018-07 on July 1, 2019. The adoption of the standard did not have a material impact on our financial statements.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-07 on July 1, 2019, which had no impact on the Company’s financial statements and related disclosures as the Company does not have leases with terms longer than 12 months.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consists of the following at September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
	(Unaudited)
(a) Convertible notes ($17,786 and $184,506 in default)	$57,682	$224,037
(b) Notes payable (in default)	409,531	405,162
(c) Notes payable	25,403	25,153
Total notes-third parties	$492,616	$654,352

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

On June 30, 2019, convertible notes totaled $224,037. During the period ended September 30, 2019, interest of $566 was added to the principal. In addition, the Company and one of the holders of the convertible notes agreed to extinguish a convertible note payable of $166,921 resulting in a gain on extinguishment (see Note 3), and resulting in a balance owed of $57,682 at September 30, 2019. On September 30, 2019, $17,786 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 59,286 shares of the Company’s common stock. The balance of $39,896 is due on demand and convertible at a conversion price of $0.08 per share into 498,702 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

On June 30, 2019, the notes totaled $405,162. During the period ended September 30, 2019, interest of $4,369 was added to the principal, resulting in balance owed of $409,531 on September 30, 2019. On September 30, 2019, $369,248 of notes are secured by the Company’s intellectual property, and $40,283 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and due on March 17, 2020.

On June 30, 2019, the notes totaled $25,153. During the period ended September 30, 2019, interest of $250 was added to the principal, resulting in a balance owed of $25,403 on September 30, 2019.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at September 30, 2019, and June 30, 2019:

	September 30, 2019	June 30, 2019
	(Unaudited)
(a) Convertible notes-The Matthews Group	$1,479,581	$1,452,621
(b) Notes payable-The Matthews Group	2,063,421	1,914,618
(c) Convertible notes-other related parties ($208,374 and $206,124 in default)	283,228	279,728
Total notes-related parties	$3,826,230	$3,646,967

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. On June 30, 2019, convertible notes due to The Matthews Group totaled $1,452,621. During the period ended September 30, 2019, interest of $26,960 was added to the principal resulting in a balance payable of $1,479,581 on September 30, 2019. On September 30, 2019, the notes are convertible at a conversion price of $0.08 per share into 18,494,761 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015. On June 30, 2019, notes due to The Matthews Group totaled $1,914,618. During the period ended September 30, 2019, $104,433 of notes payable were issued, interest of $44,370 was added to the principal, resulting in a balance owed of $2,063,421 at September 30, 2019.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

On June 30, 2019, convertible notes due to other related parties totaled $279,728. During the period ended September 30, 2019, interest of $3,500 was added to the principal resulting in a balance owed of $283,228 on September 30, 2019. On September 30, 2019, $208,374 of the notes were due in 2010 and are in default, and the balance of $74,584 is due on demand. At September 30, 2019, $208,374 of the notes are convertible at a conversion price of $0.30 per share into 694,581 shares of the Company’s common stock, and $74,584 of the notes are convertible at a conversion price of $0.08 per share into 935,675 shares of the Company’s common stock.

NOTE 3 – GAIN ON EXTINGUISHMENT OF CONVERTIBLE NOTE PAYABLE

In May 2009, the Company issued a convertible note payable for $100,000. The note was unsecured, convertible into shares of the Company’s common stock at $0.30 per share, with interest at 8% per annum, and due November 15, 2010. The note was not paid when due and the Company went into default on the convertible note payable. The Company continued to accrue interest on the unpaid principal at 8% per annum, and repaid $10,000 principal in 2014.

On November 13, 2017, the noteholder filed a lawsuit in district court in Hennepin County, Minnesota asserting that the Company breached the terms of the promissory note. The noteholder sought repayment on the principal of the promissory note, in the amount of $100,000 less the $10,000 which the Company previously paid, plus interest, collection costs, and attorney’s fees. As of June 30, 2019, the Company had recorded a total of $166,921 for the convertible note payable and accrued interest due to the noteholder.

On July 10, 2019, the Company and the noteholder entered into a Settlement Agreement and Mutual Release. The Company and the noteholder agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the convertible promissory note payable to the noteholder was discharged. As the Company was legally released from its obligation under the convertible note, the Company recorded a gain on extinguishment of the convertible note payable of $166,921 during the period ended September 30, 2019.

NOTE 4 - STOCKHOLDERS’ DEFICIENCY

On September 30, 2019, and June 30, 2019, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying Condensed Consolidated Financial Statements.

NOTE 5 – STOCK OPTIONS

 A summary of stock options as of September 30, 2019, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	3,650,000	$0.06
Granted	—	—
Forfeited	—	$—
Outstanding at September 30, 2019	3,650,000	$0.06
Exercisable at September 30, 2019	3,362,500	$0.07

In December 2018, the Company granted to its directors and employees, stock options to purchase an aggregate of 1,150,000 shares of Common Stock. The fair value of the stock options granted was determined to be $21,285 and is being amortized over the vesting period of 12 months. During the period ended September 30, 2019, the Company recorded stock-based compensation expense of $5,321. As of September 30, 2019, the Company has outstanding unvested options with future compensation costs of $4,749, which will be recorded as compensation cost as the options vest over their remaining average vesting period of three months.

The outstanding and exercisable stock options had an intrinsic value of $23,000 and $17,250, respectively, on September 30, 2019.

Additional information regarding options outstanding as of September 30, 2019, is as follows:

Options Outstanding at September 30, 2019				Options Exercisable at September 30, 2019
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03	1,150,000	5.23	$0.03	862,500	$0.03
$0.08	2,500,000	0.36	$0.08	2,500,000	$0.08
	3,650,000			3,362,500

NOTE 6 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 2).

Management Services Agreement and Related Notes Payable with Related Party

The Company’s Barcode Technology was invented by the founders of Veritec as a product identification system for identification and tracking of parts, components, and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records, and other high-security applications. On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company then entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2020. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2020, from the barcode technology operations. During the period ended September 30, 2019 and 2018, the Company recorded management fee revenue related to this agreement of $129,434 and $41,631, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the period ended September 30, 2019 and 2018, cash flow loans of $104,433 and $108,949, respectively, were made to the Company at 10% interest per annum and due on demand. On September 30, 2019, cash flow loans of $2,063,241 are due to The Matthews Group (see Note 2).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of September 30, 2019, and June 30, 2019, total advances to Ms. Tran amounted to $121,800 and $100,360, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For the period ended September 30, 2019 and 2018, lease payments to Ms. Tran totaled $12,750 and are included in general and administrative expenses.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of September 30, 2019, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months ended September 30, 2019, compared to September 30, 2018

We had a net income of $30,057 in the period ended September 30, 2019, compared to a net loss of $242,546 for the period ended September 30, 2018.

Revenues

Details of revenues are as follows:

	Three months ended September 30,		Increase (Decrease)
	2019	2018	$	%
Mobile banking technology	$24,609	$29,100	$(4,491)	(15.4)
Other revenue, management fee - related party	129,434	41,631	87,803	210.9
Total Revenues	$154,043	$70,731	$83,312	117.8

•	Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Closed Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real-time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the period ended September 30, 2019, and 2018 were $24,609 and $29,100, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long-term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016 (see Note 1 to Consolidated Financial Statements).

•	Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to June 30, 2020. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017, and 35% of all revenues through June 30, 2020. For the period ended September 30, 2019 and 2018, revenue earned from the management services agreement was $129,434 and $41,631, respectively.

Cost of Sales

Cost of sales for the period ended September 30, 2019 and 2018 totaled $55,459 and $62,984, respectively. The decrease in the cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the period ended September 30, 2019 and 2018 totaled $155,004 and $178,050, respectively. The decrease in general and administrative expenses was primarily due to decreased legal and professional fees as compared to the same period of the prior year.

Sales and marketing expenses for the period ended September 30, 2019 and 2018 totaled $429 compared to $0, respectively.

Research and development expenses for the period ended September 30, 2019 and 2018 totaled $0 and $50, respectively.

Other Income (Expenses)

On July 10, 2019, the Company and Plaintiffs entered into a Confidential Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiffs agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiffs was discharged (see Note 4 to the accompanying Condensed Consolidated Financial Statements). During the period ended September 30, 2019, the Company recorded a gain on extinguishment of convertible note payable of $166,921.

Interest expense for the period ended September 30, 2019 and 2018, was $80,015 and $72,193, respectively. The increase was due to the increase in our notes payable balance.

Liquidity and Capital Resources

Our cash balance on September 30, 2019 increased to $180,199 as compared to $91,112 on June 30, 2019. The increase was the result of $15,346 in cash used in operating activities offset by $104,433 in cash provided by financing activities. Net cash used in operations during the period ended September 30, 2019, was $15,346, compared with $103,518 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended September 30, 2019, was primarily from our net income of $30,057, reduced by a gain on settlement and extinguishment of a promissory note payable of $166,921, increased by stock-based compensation expense of $5,321, and general changes to our working capital accounts of $116,197. Net cash provided by financing activities of $104,433 during the period ended September 30, 2019, was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $108,949 was from proceeds received from notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended September 30, 2019, the Company incurred a loss from operations of $56,849 and used cash in operating activities of $15,346, and on September 30, 2019, the Company had a working capital deficit of $5,108,999 and a stockholders’ deficiency of $5,263,999. In addition, as of September 30, 2019, the Company is delinquent in payment of $635,691 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consists of the following at September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
	(Unaudited)
(a) Convertible notes ($17,786 and $184,506 in default)	$57,682	$224,037
(b) Notes payable (in default)	409,531	405,162
(c) Notes payable	25,403	25,153
Total notes-third parties	$492,616	$654,352

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

(c) The notes are unsecured and bear interest of 4% per annum and due on March 17, 2020.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at September 30, 2019, and June 30, 2019:

	September 30, 2019	June 30, 2019
	(Unaudited)
(a) Convertible notes-The Matthews Group	$1,479,581	$1,452,621
(b) Notes payable-The Matthews Group	2,063,421	1,914,618
(c) Convertible notes-other related parties ($208,374 and $206,124 in default)	283,228	279,728
Total notes-related parties	$3,826,230	$3,646,967

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Mobile Banking Technology Revenue

The Company, as a merchant payment processor and a distributor, recognizes revenue from transaction fees charged to cardholders for the use of its issued mobile debit cards. The fees are recognized monthly after all cardholder transactions have been summarized and reconciled with third party processors.

The Company has entered into certain long-term agreements to provide application development and support. Some customers paid the agreement in full at signing, and the Company recorded the receipt of payment as deferred revenue. The Company records revenue relating to these agreements on a pro-rata basis over the term of the agreement and reduces its deferred revenue balance accordingly.

Other Revenue, Management Fee - Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2020. The Company earned a fee of 20% of all revenues billed from the barcode technology operations up to May 31, 2017, and now earns a fee of 35% of all revenues billed up to June 30, 2020. The Company recognizes management fee revenue as services are performed.

Stock-Based Compensation

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In prior periods through June 30, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees . Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on July 1, 2019. The adoption of the standard did not have a material impact on our financial statements.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2019.

Changes in Internal Control over Financial Reporting.

In our Form 10-K on June 30, 2019, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

There was no other change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 - LEGAL PROCEEDINGS

On or about November 13, 2017, a noteholder (“Plaintiff”) filed a lawsuit in district court in Hennepin County, Minnesota asserting that the Company breached the terms of a promissory note. Plaintiff sought repayment on the principal of the promissory note, in the amount of $100,000, $10,000 of which Plaintiff contend Veritec previously paid, plus interest, collection costs and attorney’s fees. As of May 15, 2018, the date of the last communication on the amount of recovery from Plaintiff, the Plaintiff sought an award or settlement in the amount of $162,990. As of June 30, 2019, the Company had recorded a promissory note payable of $166,921 related to this proceeding.

On July 10, 2019, the Company and Plaintiff entered into a Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiff agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiff was discharged. During the three months ended September 30, 2019, the Company recorded a gain on settlement and extinguishment of the promissory note payable of $166,921.

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of June 30, 2019, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $635,691 representing principal and accrued interest as of September 30, 2019.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2019 and June 30, 2019; (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at September 30, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018; (v) Notes to the Condensed Consolidated Financial Statements.

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

VERITEC, INC.

November 13, 2019	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

