Form 10-Q
period 2019-12-31
VERITEC INC
filed 2020-02-03
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2019

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

The number of shares of registrant’s common stock outstanding as of December 31, 2019, was 39,538,007.

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	June 30, 2019
ASSETS	(Unaudited)
Current Assets:
Cash	$167,108	$91,112
Accounts receivable	10,262	9,117
Prepaid expenses	5,545	5,391
Total Assets	$182,915	$105,620

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$675,135	$716,704
Accounts payable, related party	96,110	100,360
Accrued expenses	69,394	63,363
Customer deposits	80,265	68,251
Convertible notes and notes payable ($431,887 and $589,668 in default)	497,801	654,352
Convertible notes and notes payable, related parties ($210,624 and $206,124 in default)	4,082,598	3,646,967
Total Current Liabilities	5,501,303	5,249,997
Contingent earnout liability	155,000	155,000
Total Liabilities	5,656,303	5,404,997

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,538,007 shares issued and outstanding	395,380	395,380
Common stock to be issued, 145,000 shares to be issued	12,500	12,500
Additional paid-in capital	18,120,861	18,110,791
Accumulated deficit	(24,003,129)	(23,819,048)
Total Stockholders' Deficiency	(5,473,388)	(5,299,377)
Total Liabilities and Stockholders’ Deficiency	$182,915	$105,620

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$26,014	$31,490	$50,623	$60,590
Other revenue, management fee related party	45,990	50,885	175,424	92,516
Total revenue	72,004	82,375	226,047	153,106

Cost of sales	54,722	55,188	110,181	118,172
Gross profit	17,282	27,187	115,866	34,934

Operating Expenses:
General and administrative expenses (1)	143,913	135,500	298,917	313,550
Sales and marketing	565	—	994	—
Research and development	—	—	—	50
Total operating expenses	144,478	135,500	299,911	313,600

Loss from operations	(127,196)	(108,313)	(184,045)	(278,666)

Other Income (Expense)
Gain on extinguishment of convertible note payable	—	—	166,921	—
Interest expense (2)	(86,942)	(74,284)	(166,957)	(146,477)
Total other income (expense)	(86,942)	(74,284)	(36)	(146,477)

Net Loss	$(214,138)	$(182,597)	$(184,081)	$(425,143)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	39,538,007	39,538,007	39,538,007	39,538,007

(1) Includes general and administrative expenses to related party	$12,750	$12,750	$25,500	$25,500
(2) Includes interest expense to related parties	$79,258	$67,549	$154,088	$133,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

THREE MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, September 30, 2019	1,000	$1,000	39,538,007	$395,380	$12,500	$18,116,112	$(23,788,991)	$(5,263,999)
Stock-Based Compensation	—	—	—	—	—	4,749	—	4,749
Net Loss	—	—	—	—	—	—	(214,138)	(214,138)
Balance, December 31, 2019 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$18,120,861	$(24,003,129)	$(5,473,388)

SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2019	1,000	$1,000	39,538,007	$395,380	$12,500	$18,110,791	$(23,819,048)	$(5,299,377)
Stock-Based Compensation	—	—	—	—	—	10,070	—	10,070
Net Loss	—	—	—	—	—	—	(184,081)	(184,081)
Balance, December 31, 2019 (Unaudited)	1,000	$1,000	39,538,007	$395,380	$12,500	$18,120,861	$(24,003,129)	$(5,473,388)

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

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(184,081)	$(425,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on notes payable	164,458	146,546
Stock-based compensation	10,070	572
Gain on extinguishment of convertible note payable	(166,921)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,145)	(1,696)
Prepaid expenses	(154)	(63)
Customer deposits	12,014	—
Deferred revenue	—	(15,000)
Accounts payable	(41,569)	46,234
Accounts payable, related party	(4,250)	—
Accrued expense	6,031	16,956
Net cash used in operating activities	(205,547)	(231,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	281,543	192,590
Net cash provided by financing activities	281,543	192,590

NET INCREASE (DECREASE) IN CASH	75,996	(39,004)
CASH AT BEGINNING OF PERIOD	91,112	139,086
CASH AT END OF PERIOD	$167,108	$100,082

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
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

On May 14, 2019, The US Patent Office issued Veritec, Inc. Patent No. US 10,289,942 B2 titled Combined Event Driver and Financial Card. On July 23, 2019, the US Patent Office issued Veritec, Inc. Patent No. US 10,360,556 B2 titled Financial Card Transaction Security and Processing Methods. The Company is seeking to sell a fractional interest in the patents to investors, and to license the use of the patents.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2019, are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. The Condensed Consolidated Balance Sheet information as of June 30, 2019, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2019. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly-owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended December 31, 2019, the Company incurred a loss from operations of $184,081 and used cash in operating activities of $205,547, and on December 31, 2019, the Company had a stockholders’ deficit of $5,473,388. In addition, as of December 31, 2019, the Company is delinquent in payment of $642,511 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of long-lived assets, accruals for potential liabilities, assumptions used in valuing stock-based compensation, and the valuation of deferred tax assets.

Revenue Recognition

Revenues for the Company are classified into mobile banking technology revenue and management fee revenue.

The Company recognized revenue in accordance Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

For the periods ended December 31, 2019 and 2018, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of December 31, 2019 and 2018, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of December 31,
	2019	2018
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	21,048,359	20,131,347
Options	3,650,000	3,650,000
Total	24,708,359	23,791,347

Concentrations

During the three and six month period ended December 31, 2019, the Company had one customer, a related party, that represented 62% and 75% of our revenues, respectively. During the three and six month period ended December 31, 2018, the Company had one customer, a related party that represented 60% and 74% of its revenues, respectively. No other customer represented more than 10% of our revenues during the period ended December 31, 2019 and 2018.

During the period ended December 31, 2019, and 2018, all of the Company’s revenues were earned in the United States of America.

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

NOTE 2 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consists of the following at December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
	(Unaudited)
(a) Convertible notes ($17,986 and $184,506 in default)	$58,247	$224,037
(b) Notes payable (in default)	413,901	405,162
(c) Notes payable	25,653	25,153
Total notes-third parties	$497,801	$654,352

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

On June 30, 2019, convertible notes totaled $224,037. During the period ended December 31, 2019, interest of $1,131 was added to the principal. In addition, the Company and one of the holders of the convertible notes agreed to extinguish a convertible note payable of $166,921 resulting in a gain on extinguishment (see Note 3), resulting in a balance owed of $58,247 at December 31, 2019. On December 31, 2019, $17,986 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 59,952 shares of the Company’s common stock. The balance of $40,261 is due on demand and convertible at a conversion price of $0.08 per share into 503,267 shares of the Company’s common stock.

(b) The notes bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

On June 30, 2019, the notes totaled $405,162. During the period ended December 31, 2019, interest of $8,739 was added to the principal, resulting in balance owed of $413,901 on December 31, 2019. On December 31, 2019, $373,118 of notes are secured by the Company’s intellectual property, and $40,783 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and due on March 17, 2020.

On June 30, 2019, the notes totaled $25,153. During the period ended December 31, 2019, interest of $500 was added to the principal, resulting in a balance owed of $25,653 on December 31, 2019.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at December 31, 2019, and June 30, 2019:

	December 31, 2019	June 30, 2019
	(Unaudited)
(a) Convertible notes-The Matthews Group	$1,506,541	$1,452,621
(b) Notes payable-The Matthews Group	2,289,329	1,914,618
(c) Convertible notes-other related parties ($210,624 and $206,124 in default)	286,728	279,728
Total notes-related parties	$4,082,598	$3,646,967

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. On June 30, 2019, convertible notes due to The Matthews Group totaled $1,452,621. During the period ended December 31, 2019, interest of $53,920 was added to the principal resulting in a balance payable of $1,506,541 on December 31, 2019. On December 31, 2019, the notes are convertible at a conversion price of $0.08 per share into 18,831,758 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated December 31, 2015. On June 30, 2019, notes due to The Matthews Group totaled $1,914,618. During the period ended December 31, 2019, $281,543 of notes payable were issued, interest of $93,168 was added to the principal, resulting in a balance owed of $2,289,329 at December 31, 2019.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

On June 30, 2019, convertible notes due to other related parties totaled $279,728. During the period ended December 31, 2019, interest of $7,000 was added to the principal resulting in a balance owed of $286,728 on December 31, 2019. On December 31, 2019, $210,624 of the notes were due in 2010 and are in default, and the balance of $76,104 is due on demand. At December 31, 2019, $210,624 of the notes are convertible at a conversion price of $0.30 per share into 702,081 shares of the Company’s common stock, and $76,104 of the notes are convertible at a conversion price of $0.08 per share into 951,300 shares of the Company’s common stock.

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

On July 10, 2019, the Company and the noteholder entered into a Settlement Agreement and Mutual Release. The Company and the noteholder agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the convertible promissory note payable to the noteholder was discharged. As the Company was legally released from its obligation under the convertible note, the Company recorded a gain on extinguishment of the convertible note payable of $166,921 during the period ended December 31, 2019.

NOTE 4 - STOCKHOLDERS’ DEFICIENCY

On December 31, 2019, and June 30, 2019, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying Condensed Consolidated Financial Statements.

NOTE 5 – STOCK OPTIONS

 A summary of stock options as of December 31, 2019, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	3,650,000	$0.06
Granted	—	—
Forfeited	—	$—
Outstanding at December 31, 2019	3,650,000	$0.06
Exercisable at December 31, 2019	3,650,000	$0.06

In December 2018, the Company granted to its directors and employees, stock options to purchase an aggregate of 1,150,000 shares of Common Stock. The fair value of the stock options granted was determined to be $21,285 and was being amortized over the vesting period of 12 months. During the three and six month period ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $4,790 and $10,070, and $572 and $572, respectively. As of December 31, 2019, the Company had no outstanding unvested options with future compensation costs. The outstanding and exercisable stock options had an intrinsic value of $23,000 and $17,250, respectively, on December 31, 2019.

Additional information regarding options outstanding as of December 31, 2019, is as follows:

Options Outstanding at December 31, 2019				Options Exercisable at December 31, 2019
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03	1,150,000	4.98	$0.03	1,150,000	$0.03
$0.08	2,500,000	0.11	$0.08	2,500,000	$0.08
	3,650,000			3,650,000

NOTE 6 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 2).

Management Services Agreement and Related Notes Payable with Related Party

The Company’s Barcode Technology was invented by the founders of Veritec as a product identification system for identification and tracking of parts, components, and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records, and other high-security applications. On December 31, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company then entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2020. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2020, from the barcode technology operations. During the three and six month period ended December 31, 2019 and 2018, the Company recorded management fee revenue related to this agreement of $45,990 and $175,424, and $50,885 and $92,516 respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the period ended December 31, 2019 and 2018, cash flow loans of $281,543 and $192,590, respectively, were made to the Company at 10% interest per annum and due on demand. On December 31, 2019, cash flow loans of $2,289,329 are due to The Matthews Group (see Note 2).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of December 31, 2019, and June 30, 2019, total advances to Ms. Tran amounted to $96,110 and $100,360, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For the three and six month periods ended December 31, 2019 and 2018, lease payments to Ms. Tran totaled $12,750 and $25,500, and $12,750 and $25,500, respectively, and are included in general and administrative expenses.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and agreed to return the 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of December 31, 2019, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 8 – SUBSEQUENT EVENT

On January 10, 2020, the Company modified the term of a stock option originally granted to its Chief Executive Officer in February 2013 and due to expire in February 2020. The Company extended the expiration date of the stock option by an additional 24 months. Due to the modification, the Company recorded a charge of approximately $6,000 on the modification date to account for the incremental change in fair value of the stock option before and after the modification.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months ended December 31, 2019, compared to December 31, 2018

We had a net loss of $214,138 in three month period ended December 31, 2019, compared to a net loss of $182,597 for the three month period ended December 31, 2018.

Revenues

Details of revenues are as follows:

	Three months ended December 31,		Increase (Decrease)
	2019	2018	$	%
Mobile banking technology	$26,014	$31,490	$(5,476)	(17.4)
Other revenue, management fee - related party	45,990	50,885	(4,895)	(9.6)
Total Revenues	$72,004	$82,375	$(10,371)	(12.6)

•	Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Closed Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real-time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the period ended December 31, 2019, and 2018 were $26,014 and $31,490, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long-term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016 (see Note 1 to Consolidated Financial Statements).

•	Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to June 30, 2020. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017, and 35% of all revenues through June 30, 2020. For the period ended December 31, 2019 and 2018, revenue earned from the management services agreement was $45,990 and $50,885, respectively.

Cost of Sales

Cost of sales for the period ended December 31, 2019 and 2018 totaled $54,722 and $55,188, respectively. The decrease in the cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the period ended December 31, 2019 and 2018 totaled $143,913 and $135,500, respectively. The decrease in general and administrative expenses was primarily due to decreased legal and professional fees as compared to the same period of the prior year.

Sales and marketing expenses for the period ended December 31, 2019 and 2018 totaled $565 compared to $0, respectively.

Other Income (Expenses)

Interest expense for the period ended December 31, 2019 and 2018, was $86,942 and $74,284, respectively. The increase was due to the increase in our notes payable balance.

Results of Operations – Six months ended December 31, 2019, compared to December 31, 2018

We had a net loss of $184,081 in six month period ended December 31, 2019, compared to a net loss of $425,143 for the three month period ended December 31, 2018.

Revenues

Details of revenues are as follows:

	Three months ended December 31,		Increase (Decrease)
	2019	2018	$	%
Mobile banking technology	$50,623	$60,590	$(9,967)	(16.4)
Other revenue, management fee - related party	175,424	92,516	82,908	89.6
Total Revenues	$226,047	$153,106	$72,941	47.6

•	Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Closed Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real-time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the period ended December 31, 2019, and 2018 were $50,623 and $60,590, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long-term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016 (see Note 1 to Consolidated Financial Statements).

•	Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to June 30, 2020. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017, and 35% of all revenues through June 30, 2020. For the period ended December 31, 2019 and 2018, revenue earned from the management services agreement was $175,424 and $92,516, respectively.

Cost of Sales

Cost of sales for the period ended December 31, 2019 and 2018 totaled $110,181 and $118,172, respectively. The decrease in the cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the period ended December 31, 2019 and 2018 totaled $298,917 and $313,550, respectively. The decrease in general and administrative expenses was primarily due to decreased legal and professional fees as compared to the same period of the prior year.

Sales and marketing expenses for the period ended December 31, 2019 and 2018 totaled $994 compared to $0, respectively.

Research and development expenses for the period ended December 31, 2019 and 2018 totaled $0 and $50, respectively.

Other Income (Expenses)

On July 10, 2019, the Company and Plaintiffs entered into a Confidential Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiffs agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiffs was discharged (see Note 4 to the accompanying Condensed Consolidated Financial Statements). During the period ended December 31, 2019, the Company recorded a gain on extinguishment of convertible note payable of $166,921.

Interest expense for the period ended December 31, 2019 and 2018, was $166,957 and $146,477, respectively. The increase was due to the increase in our notes payable balance.

Liquidity and Capital Resources

Our cash balance on December 31, 2019 increased to $167,108 as compared to $91,112 on June 30, 2019. The increase was the result of $205,547 in cash used in operating activities offset by $281,543 in cash provided by financing activities. Net cash used in operations during the period ended December 31, 2019, was $205,547, compared with $231,594 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended December 31, 2019, was primarily from our net loss of $184,081, reduced by a gain on settlement and extinguishment of a promissory note payable of $166,921, increased by stock-based compensation expense of $10,070, and general changes to our working capital accounts of $135,385. Net cash provided by financing activities of $281,543 during the period ended December 31, 2019, was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $192,590 was from proceeds received from notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended December 31, 2019, the Company incurred a loss from operations of $184,081 and used cash in operating activities of $205,547, and on December 31, 2019, the Company had a working capital deficit of $5,318,388 and a stockholders’ deficiency of $5,473,388. In addition, as of December 31, 2019, the Company is delinquent in payment of $642,511 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consists of the following at December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
	(Unaudited)
(a) Convertible notes ($17,986 and $184,506 in default)	$58,247	$224,037
(b) Notes payable (in default)	413,901	405,162
(c) Notes payable	25,653	25,153
Total notes-third parties	$497,801	$654,352

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

(c) The notes are unsecured and bear interest of 4% per annum and due on March 17, 2020.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at December 31, 2019, and June 30, 2019:

	December 31, 2019	June 30, 2019
	(Unaudited)
(a) Convertible notes-The Matthews Group	$1,506,541	$1,452,621
(b) Notes payable-The Matthews Group	2,289,329	1,914,618
(c) Convertible notes-other related parties ($210,624 and $206,124 in default)	286,728	279,728
Total notes-related parties	$4,082,598	$3,646,967

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated December 31, 2015.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

The Company recognized revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

In prior periods through December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees . Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2019.

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

On July 10, 2019, the Company and Plaintiff entered into a Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiff agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiff was discharged. During the three months ended December 31, 2019, the Company recorded a gain on settlement and extinguishment of the promissory note payable of $166,921.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $642,511 representing principal and accrued interest as of December 31, 2019.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2019 and June 30, 2019; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at December 31, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018; (v) Notes to the Condensed Consolidated Financial Statements.

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

VERITEC, INC.

February 3, 2020	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

