Form 10-Q
period 2020-03-31
VERITEC INC
filed 2020-05-04
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2020

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

The number of shares of registrant’s common stock outstanding as of April 30, 2020, was 39,738,007.

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$169,305	$91,112
Accounts receivable	2,250	9,117
Prepaid expenses	4,184	5,391
Total Assets	$175,739	$105,620

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$678,634	$716,704
Accounts payable, related party	121,835	100,360
Accrued expenses	59,926	63,363
Customer deposits	75,244	68,251
Convertible notes and notes payable ($436,456 and $589,668 in default)	502,986	654,352
Convertible notes and notes payable, related parties ($212,874 and $206,124 in default)	4,221,180	3,646,967
Total Current Liabilities	5,659,805	5,249,997
Contingent earnout liability	155,000	155,000
Total Liabilities	5,814,805	5,404,997

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,738,007 and 38,538,007 shares issued and outstanding, respectivley	397,380	395,380
Common stock to be issued, 145,000 shares	12,500	12,500
Additional paid-in capital	18,135,123	18,110,791
Accumulated deficit	(24,185,069)	(23,819,048)
Total Stockholders' Deficiency	(5,639,066)	(5,299,377)
Total Liabilities and Stockholders’ Deficiency	$175,739	$105,620

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$16,934	$29,604	$67,557	$90,194
Other revenue, management fee related party	100,779	44,536	276,203	137,052
Total revenue	117,713	74,140	343,760	227,246

Cost of sales	52,876	57,697	163,057	175,869
Gross profit	64,837	16,443	180,703	51,377

Operating Expenses:
Selling, general and administrative expenses (1)	162,325	143,451	462,236	457,001
Research and development	—	12,403	—	12,453
Total operating expenses	162,325	155,854	462,236	469,454

Loss from operations	(97,488)	(139,411)	(281,533)	(418,077)

Other Income (Expense)
Gain on extinguishment of convertible note payable	—	—	166,921	—
Interest expense (2)	(84,452)	(75,547)	(251,409)	(222,024)
Total other income (expense)	(84,452)	(75,547)	(84,488)	(222,024)

Net Loss	$(181,940)	$(214,958)	$(366,021)	$(640,101)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	39,735,809	39,538,007	39,672,314	39,538,007

(1) Includes general and administrative expenses to related party	$12,750	$12,750	$38,250	$38,250
(2) Includes interest expense to related parties	$79,268	$68,798	$233,356	$201,805

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, December 31, 2019	1,000	$1,000	39,538,007	$395,380	$12,500	$18,120,861	$(24,003,129)	$(5,473,388)
Common stock issued for services	—	—	200,000	2,000	—	8,000	—	10,000
Stock-Based Compensation	—	—	—	—	—	6,262	—	6,262
Net Loss	—	—	—	—	—	—	(181,940)	(181,940)
Balance, March 31, 2020 (Unaudited)	1,000	$1,000	39,738,007	$397,380	$12,500	$18,135,123	$(24,185,069)	$(5,639,066)

NINE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2019	1,000	$1,000	39,538,007	$395,380	$12,500	$18,110,791	$(23,819,048)	$(5,299,377)
Common stock issued for services	—	—	200,000	2,000	—	8,000	—	10,000
Stock-Based Compensation	—	—	—	—	—	16,332	—	16,332
Net Loss	—	—	—	—	—	—	(366,021)	(366,021)
Balance, March 31, 2020 (Unaudited)	1,000	$1,000	39,738,007	$397,380	$12,500	$18,135,123	$(24,185,069)	$(5,639,066)

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

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(366,021)	$(640,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on notes payable	248,911	222,024
Common stock issued for services	10,000	—
Stock-based compensation	16,332	5,894
Gain on extinguishment of convertible note payable	(166,921)	—
Changes in operating assets and liabilities:
Accounts receivable	6,867	(7,339)
Prepaid expenses	1,207	(659)
Customer deposits	6,993	—
Deferred revenue	—	(22,500)
Accounts payable	(38,070)	96,788
Accounts payable, related party	21,475	—
Accrued expense	(3,437)	55,302
Net cash used in operating activities	(262,664)	(290,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	10,000
Proceeds from notes payable - related party	340,857	253,769
Net cash provided by financing activities	340,857	263,769

NET INCREASE (DECREASE) IN CASH	78,193	(26,822)
CASH AT BEGINNING OF PERIOD	91,112	139,086
CASH AT END OF PERIOD	$169,305	$112,264

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. The Condensed Consolidated Balance Sheet information as of June 30, 2019, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2019. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly-owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended March 31, 2020, the Company incurred a net loss of $366,021 and used cash in operating activities of $262,664, and on March 31, 2020, the Company had a stockholders’ deficit of $5,639,066. In addition, as of March 31, 2020, the Company is delinquent in payment of $649,330 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities, assumptions used in valuing stock-based compensation, and the valuation of deferred tax assets.

Revenue Recognition

Revenues for the Company are classified into mobile banking technology revenue and management fee revenue.

The Company recognizes revenue in accordance Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

The carrying amounts of financial instruments such as cash, accounts receivable, accounts payable and accrued liabilities, and notes payable approximate the related fair values due to the short-term maturities of these instruments.

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

For the periods ended March 31, 2020 and 2019, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of March 31, 2020 and 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of March 31,
	2020	2019
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	21,413,712	20,496,700
Options	3,650,000	3,650,000
Total	25,073,712	24,156,700

Concentrations

During the three and nine month period ended March 31, 2020, the Company had one customer, a related party, that represented 86% and 80% of our revenues, respectively. During the three and nine month period ended March 31, 2019, the Company had one customer, a related party that represented 60% and 60% of its revenues, respectively. No other customer represented more than 10% of our revenues during the period ended March 31, 2020 and 2019.

During the period ended March 31, 2020, and 2019, all of the Company’s revenues were earned in the United States of America.

Segments

The Company operates in one segment, the mobile financial banking industry. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision-maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed consolidated financial statements

Stock-Based Compensation

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

In prior periods through June 30, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

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

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consists of the following at March 31, 2020 and June 30, 2019:

	March 31, 2020	June 30, 2019
	(Unaudited)
(a) Convertible notes ($18,186 and $184,506 in default)	$58,812	$224,037
(b) Notes payable (in default)	418,270	405,162
(c) Notes payable	25,904	25,153
Total notes-third parties	$502,986	$654,352

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

On June 30, 2019, convertible notes totaled $224,037. During the period ended March 31, 2020, interest of $1,696 was added to the principal. In addition, the Company and one of the holders of the convertible notes agreed to extinguish a convertible note payable of $166,921 resulting in a gain on extinguishment (see Note 3), resulting in a balance owed of $58,812 at March 31, 2020. On March 31, 2020, $18,186 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 60,619 shares of the Company’s common stock. The balance of $40,627 is due on demand and convertible at a conversion price of $0.08 per share into 507,832 shares of the Company’s common stock.

(b) The notes bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

On June 30, 2019, the notes totaled $405,162. During the period ended March 31, 2020, interest of $13,108 was added to the principal, resulting in balance owed of $418,270 on March 31, 2020. On March 31, 2020, $376,987 of notes are secured by the Company’s intellectual property, and $41,283 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum were due on March 17, 2020.

On June 30, 2019, the notes totaled $25,153. During the period ended March 31, 2020, interest of $751 was added to the principal, resulting in a balance owed of $25,904 on March 31, 2020. The notes are currently past due.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at March 31, 2020, and June 30, 2019:

	March 31, 2020	June 30, 2019
	(Unaudited)
(a) Convertible notes-The Matthews Group	$1,533,500	$1,452,621
(b) Notes payable-The Matthews Group	2,397,452	1,914,618
(c) Convertible notes-other related parties ($212,874 and $206,124 in default)	290,228	279,728
Total notes-related parties	$4,221,180	$3,646,967

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 5) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. On June 30, 2019, convertible notes due to The Matthews Group totaled $1,452,621. During the period ended March 31, 2020, interest of $80,879 was added to the principal resulting in a balance payable of $1,533,500 on March 31, 2020. On March 31, 2020, the notes are convertible at a conversion price of $0.08 per share into 19,168,755 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 5) dated December 31, 2015. On June 30, 2019, notes due to The Matthews Group totaled $1,914,618. During the period ended March 31, 2020, $340,857 of notes payable were issued, interest of $141,977 was added to the principal, resulting in a balance owed of $2,397,452 at March 31, 2020.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

On June 30, 2019, convertible notes due to other related parties totaled $279,728. During the period ended March 31, 2020, interest of $10,500 was added to the principal resulting in a balance owed of $290,228 on March 31, 2020. On March 31, 2020, $212,874 of the notes were due in 2010 and are in default, and the balance of $77,354 is due on demand. At March 31, 2020, $212,874 of the notes are convertible at a conversion price of $0.30 per share into 709,581 shares of the Company’s common stock, and $77,354 of the notes are convertible at a conversion price of $0.08 per share into 966,925 shares of the Company’s common stock.

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

On July 10, 2019, the Company and the noteholder entered into a Settlement Agreement and Mutual Release. The Company and the noteholder agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the convertible promissory note payable to the noteholder was discharged. As the Company was legally released from its obligation under the convertible note, the Company recorded a gain on extinguishment of the convertible note payable of $166,921 during the period ended March 31, 2020.

NOTE 4 - STOCKHOLDERS’ DEFICIENCY

On March 31, 2020, and June 30, 2019, 145,000 shares of common stock to be issued with an aggregate value of $12,500 have not been issued and are reflected as common stock to be issued in the accompanying Condensed Consolidated Financial Statements.

During the period ended March 31, 2020, the Company issued 200,000 shares of common stock to a consultant, with a fair value of $10,000 at date of grant, which was recognized as compensation cost.

Summary of Stock Options

A summary of stock options as of March 31, 2020, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	3,650,000	$0.06
Granted	—	—
Forfeited	—	$—
Outstanding at March 31, 2020	3,650,000	$0.06
Exercisable at March 31, 2020	3,650,000	$0.06

On January 10, 2020, the Company modified the term of a stock option originally granted to its Chief Executive Officer in February 2013 and due to expire in February 2020. The Company extended the expiration date of the stock option by an additional 24 months. Due to the modification, the Company recorded a charge of approximately $6,262 on the modification date to account for the incremental change in fair value of the stock option before and after the modification,which was recognized as compensation cost.

In December 2018, the Company granted to its directors and employees, stock options to purchase an aggregate of 1,150,000 shares of Common Stock. The fair value of the stock options granted was determined to be $21,285 and was being amortized over the vesting period of 12 months. During the three and nine month period ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $0 and $10,606, and $5,322 and $5,894, respectively. As of March 31, 2020, the Company had no outstanding unvested options with future compensation costs. The outstanding and exercisable stock options had an intrinsic value of $23,000 and $11,500, respectively, on March 31, 2020, and June 30, 2019.

Additional information regarding options outstanding as of March 31, 2020, is as follows:

Options Outstanding at March 31, 2020				Options Exercisable at March 31, 2020
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03	1,150,000	4.73	$0.03	1,150,000	$0.03
$0.08	2,500,000	1.86	$0.08	2,500,000	$0.08
	3,650,000			3,650,000

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

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2020, from the barcode technology operations. During the three and nine month period ended March 31, 2020 and 2019, the Company recorded management fee revenue related to this agreement of $100,779 and $276,203, and $44,536 and $137,052 respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the period ended March 31, 2020 and 2019, cash flow loans of $340,857 and $253,769, respectively, were made to the Company at 10% interest per annum and due on demand. On March 31, 2020, cash flow loans of $2,397,452 are due to The Matthews Group (see Note 2).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of March 31, 2020, and June 30, 2019, total advances to Ms. Tran amounted to $121,835 and $100,360, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For the three and nine month periods ended March 31, 2020 and 2019, lease payments to Ms. Tran totaled $12,750 and $38,250, and $12,750 and $38,250, respectively, and are included in general and administrative expenses.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of March 31, 2020, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

The outbreak of communicable diseases, such as a new virus known as the Coronavirus (COVID-19), could result in a widespread health crisis that could adversely affect general commercial activity and our business. An outbreak of communicable diseases in the region that we operate or regions from which our customers travel from or through, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, including restricting air travel and other means of transportation, imposing quarantines and curfews and requiring the closure of our offices or other businesses, including office buildings, theatres, retail stores and other commercial venues, could adversely affect our business, financial condition or results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months ended March 31, 2020, compared to March 31, 2019

We had a net loss of $181,940 for the three month period ended March 31, 2020, compared to a net loss of $214,958 for the three month period ended March 31, 2019.

Revenues

Details of revenues are as follows:

	Three months ended March 31,		Increase (Decrease)
	2020	2019	$	%
Mobile banking technology	$16,934	$29,604	$(12,670)	(42.8)
Other revenue, management fee - related party	100,779	44,536	56,243	126.3
Total Revenues	$117,713	$74,140	$43,573	58.8

•	Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Closed Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real-time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three month period ended March 31, 2020, and 2019 were $16,934 and $29,604, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long-term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016 (see Note 1 to Consolidated Financial Statements).

•	Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to June 30, 2020. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017, and 35% of all revenues through June 30, 2020. For the three month period ended March 31, 2020 and 2019, revenue earned from the management services agreement was $100,779 and $44,536, respectively.

Cost of Sales

Cost of sales for the three month period ended March 31, 2020 and 2019 totaled $52,876 and $57,697, respectively. The decrease in the cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2020 and 2019 totaled $162,325 and $143,451, respectively. The increase in general and administrative expenses was primarily due to increased legal and professional fees as compared to the same period of the prior year.

Research and development expenses for the three month period ended March 31, 2020 and 2019 totaled $0 and $12,403, respectively.

Other Income (Expenses)

Interest expense for the three month period ended March 31, 2020 and 2019, was $84,452 and $75,547, respectively. The increase was due to the increase in our notes payable balance.

Results of Operations – Nine months ended March 31, 2020, compared to March 31, 2019

We had a net loss of $366,021 for the nine month period ended March 31, 2020, compared to a net loss of $640,101 for the nine month period ended March 31, 2019.

Revenues

Details of revenues are as follows:

	Nine months ended March 31,		Increase (Decrease)
	2020	2019	$	%
Mobile banking technology	$67,557	$90,194	$(22,637)	(25.1)
Other revenue, management fee - related party	276,203	137,052	139,151	101.5
Total Revenues	$343,760	$227,246	$116,514	51.3

•	Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Closed Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real-time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the nine month period ended March 31, 2020 and 2019 were $67,557 and $90,194, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long-term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016 (see Note 1 to Consolidated Financial Statements).

•	Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with the Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of the Matthews Group, from October 1, 2015 to June 30, 2020. Per the terms of the management services agreement, the Company earned 20% of all revenues through May 31, 2017, and 35% of all revenues through June 30, 2020. For the nine month period ended March 31, 2020 and 2019, revenue earned from the management services agreement was $276,203 and $137,052, respectively.

Cost of Sales

Cost of sales for the nine month period ended March 31, 2020 and 2019 totaled $163,057 and $175,869, respectively. The decrease in the cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

Selling, general and administrative expenses for the nine month period ended March 31, 2020 and 2019 totaled $462,236 and $457,001, respectively. The increase in general and administrative expenses was primarily due to increased legal and professional fees as compared to the same period of the prior year.

Research and development expenses for the nine month period ended March 31, 2020 and 2019 totaled $0 and $12,453, respectively.

Other Income (Expenses)

On July 10, 2019, the Company and Plaintiffs entered into a Confidential Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiffs agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiffs was discharged (see Note 4 to the accompanying Condensed Consolidated Financial Statements). During the nine month period ended March 31, 2020, the Company recorded a gain on extinguishment of convertible note payable of $166,921.

Interest expense for the nine month period ended March 31, 2020 and 2019, was $251,409 and $222,024, respectively. The increase was due to the increase in our notes payable balance.

Liquidity and Capital Resources

Our cash balance on March 31, 2020 increased to $169,305 as compared to $91,112 on June 30, 2019. The increase was the result of $262,664 in cash used in operating activities offset by $340,857 in cash provided by financing activities. Net cash used in operations during the period ended March 31, 2020, was $262,664, compared with $290,591 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended March 31, 2020, was primarily from our net loss of $366,021, and the gain on settlement and extinguishment of a promissory note payable of $166,921, and offset by and increase in interest accrued on notes payable of $248,911, stock-based compensation expense of $16,332, common stock issued for services of $10,000, and general changes to our working capital accounts of $4,965. Net cash provided by financing activities of $340,857 during the period ended March 31, 2020, was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $263,769 was from proceeds received from notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended March 31, 2020, the Company incurred a loss from operations of $366,021 and used cash in operating activities of $262,664, and on March 31, 2020, the Company had a working capital deficit of $5,484,066 and a stockholders’ deficiency of $5,639,066. In addition, as of March 31, 2020, the Company is delinquent in payment of $649,330 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The outbreak of communicable diseases, such as a new virus known as the Coronavirus (COVID-19), could result in a widespread health crisis that could adversely affect general commercial activity and our business. An outbreak of communicable diseases in the region that we operate or regions from which our customers travel from or through, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, including restricting air travel and other means of transportation, imposing quarantines and curfews and requiring the closure of our offices or other businesses, including office buildings, theatres, retail stores and other commercial venues, could adversely affect our business, financial condition or results of operations.

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consists of the following at March 31, 2020 and June 30, 2019:

	March 31, 2020	June 30, 2019
	(Unaudited)
(a) Convertible notes ($18,186 and $184,506 in default)	$58,812	$224,037
(b) Notes payable (in default)	418,270	405,162
(c) Notes payable	25,904	25,153
Total notes-third parties	$502,986	$654,352

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

(c) The notes are unsecured and bear interest of 4% per annum and due on March 17, 2020.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at March 31, 2020, and June 30, 2019:

	March 31, 2020	June 30, 2019
	(Unaudited)
(a) Convertible notes-The Matthews Group	$1,533,500	$1,452,621
(b) Notes payable-The Matthews Group	2,397,452	1,914,618
(c) Convertible notes-other related parties ($212,874 and $206,124 in default)	290,228	279,728
Total notes-related parties	$4,221,179	$3,646,967

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2019.

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

On July 10, 2019, the Company and Plaintiff entered into a Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiff agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiff was discharged. During the three months ended March 31, 2020, the Company recorded a gain on settlement and extinguishment of the promissory note payable of $166,921.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $649,330 representing principal and accrued interest as of March 31, 2020.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2020 and June 30, 2019; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at March 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019; (v) Notes to the Condensed Consolidated Financial Statements.

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

VERITEC, INC.

May 4, 2020	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

