Form 10-K
period 2020-06-30
VERITEC INC
filed 2020-09-15
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2020

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2019, based on the closing sales price of the common stock as quoted on the OTC Markets was $495,000. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of August 31, 2020, there were 39,738,007 shares of registrant’s common stock outstanding.

i

ii

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

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Summary

The Company is currently solely engaged in the development, marketing, sales and licensing of products and rendering of professional services related to its mobile banking prepaid debit card solutions. The Company was also previously engaged in its proprietary two-dimensional matrix symbology technology (also commonly referred to as “two-dimensional barcodes”, “2D barcodes”, or “Barcode Technology”) which it sold on September 30, 2015 to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of The Matthews Group’s Barcode Technology operations (see Note 8 of the accompanying consolidated financial statements).

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

We have a portfolio of registered and pending trademarks in the U.S. and foreign jurisdictions, including registrations for the marks “VSCode®” and “VeriCode®.” The Company uses “Veritec” as a trademark and service mark, as well as serving as the Company’s trade name.

Major Customers

During the year ended June 30, 2020, and 2019, the Company had one customer, a related party that represented 77% and 61% of our revenues, respectively. No other customer represented more than 10% of our revenues.

Engineering, Research and Development

During the fiscal year 2020, we concentrated on several projects which included the development of our Mobile debit and member rewards banking platform, and the continued development and support of the liquid crystal display (LCD) business the VeriSuite™ Bio-ID software platform, the PhoneCodes™ software platform. All of these projects are currently in various stages of development or have been completed.

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

Employees

As of June 30, 2020, the Company employed two employees and nine independent contractor consultants.

Financial Information about Geographic Areas

For the years ended June 30, 2020, and 2019, United States customers accounted for 100% of the Company’s total revenue.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 4,200 square feet of office and laboratory space at 2445 Winnetka Avenue North, Golden Valley, Minnesota, which serves as our primary place of business. This lease is with Van Thuy Tran, the Chairman of the Board and the Chief Executive Officer of the Company. Our lease is currently on a month-to-month term and requires monthly payments of $4,000.

ITEM 3. LEGAL PROCEEDINGS

On or about November 13, 2017, a noteholder (“Plaintiff”) filed a lawsuit in district court in Hennepin County, Minnesota asserting that the Company breached the terms of a promissory note. Plaintiff sought repayment on the principal of the promissory note, in the amount of $100,000, $10,000 of which Plaintiff contend Veritec previously paid, plus interest, collection costs and attorney’s fees. As of May 15, 2018, the date of the last communication on the amount of recovery from Plaintiff, the Plaintiff sought an award or settlement in the amount of $163,000. As of June 30, 2019, the Company had recorded a promissory note payable of $163,000 related to this proceeding. On July 10, 2019, the Company and Plaintiff entered into a Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiff agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiff was discharged. During the twelve months ended June 30, 2020, the Company recorded a gain on settlement and extinguishment of the promissory note payable of $167,000.

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of June 30, 2020, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

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

Market Price Range of Common Stock	Fiscal 2020		Fiscal 2019
Quarter Ended	High	Low	High	Low
September 30	$.05	$.04	$.04	$.03
December 31	$.06	$.04	$.05	$.02
March 31	$.06	$.05	$.19	$.02
June 30	$.08	$.04	$.09	$.04

Shareholders

As of June 30, 2020, there were approximately 796 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

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

Unregistered Sales of Equity Securities

No unregistered sales of equity securities occurred during the years ended June 30, 2020, and 2019.

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

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Board of Directors granted 1,150,000 stock options to directors and employees under this arrangement in 2019. The Company granted no stock options or stock bonuses to employees and consultants under this arrangement in 2020.

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

COVID-19 Considerations

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that the COVID-19 pandemic could cause a local, national and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole, but it is presently unknown whether and to what extent further fiscal actions will continue. The magnitude and overall effectiveness of these actions remain uncertain.

The Company believes that its Mobile Banking revenues have been negatively affected due to the reduction in customer spending, which negatively impacts the amount of fees earned by the Company from its customers. The Company is also currently experiencing a decline in revenues earned under the management services agreement with The Matthews Group, as The Matthews Group’s customer orders have been negatively impacted by the effects of COVID-19. The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Results of Operations – June 30, 2020 compared to June 30, 2019

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Mobile banking technology	$100,000	$120,000	$(20,000)	(16.7)
Other revenue, management fee - related party	338,000	187,000	151,000	80.7
Total Revenues	$438,000	$307,000	$131,000	42.7

•	Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the year ended June 30, 2020, and 2019 were $100,000 and $120,000, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016 (see Note 1 to Consolidated Financial Statements).

•	Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 8 to the accompanying Consolidated Financial Statements). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2021. The Company earns a fee of 35% of all revenues billed up to June 30, 2021, and recognizes management fee revenue as services are performed.  For the years ended June 30, 2020 and 2019, revenue earned from the management services agreement was $338,000 and $187,000, respectively.

Cost of Sales

Cost of sales for the year ended June 30, 2020 and 2019 totaled $210,000 and $230,000, respectively. The decrease in cost of sales was primarily from expense reductions, including bank sponsor fees, associated with our decline in Mobile Banking Technology revenues discussed above, as compared to the same period of the prior year.

Operating Expenses

General and administrative expenses for the year ended June 30, 2020 and 2019 totaled $630,000 and $605,000, respectively. The increase in general and administrative expenses was primarily due to increased legal and professional fees as compared to the same period of the prior year.

Research and development expenses for the year ended June 30, 2020 and 2019 totaled $0 and $19,000, respectively. The decrease in expenses was primarily related to decreased software development related activities as compared to the same period of the prior year.

Other Income (Expenses)

On July 10, 2019, the Company and Plaintiffs entered into a Confidential Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiffs agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiffs was discharged (see Note 4 to the accompanying Consolidated Financial Statements). During the twelve months ended June 30, 2020, the Company recorded a gain on extinguishment of convertible note payable of $167,000.

Interest expense for the twelve months ended June 30, 2020 and 2019, was $341,000 and $302,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $576,000 in the year ended June 30, 2020, compared to a net loss of $849,000 in the year ended June 30, 2019.

Liquidity and Capital Resources

Our cash balance on June 30, 2020 increased to $228,000 as compared to $91,000 on June 30, 2019. The increase was the result of $380,000 in cash used in operating activities offset by $517,000 in cash provided by financing activities. Net cash used in operations during the period ended June 30, 2020, was $380,000, compared with $450,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended June 30, 2020, was primarily from our net loss of $576,000, and the gain on settlement and extinguishment of a promissory note payable of $167,000, and offset by and increase in interest accrued on notes payable of $341,000, stock-based compensation expense of $16,000, common stock issued for services of $10,000, and general changes to our working capital accounts of $2,000. Net cash provided by financing activities of $517,000 during the period ended June 30, 2020, was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $402,000 was from proceeds received from notes payable.

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2020, the Company incurred a loss of $576,000 and used cash in operating activities of $380,000, and at June 30, 2020, the Company had a stockholders’ deficiency of $5,849,000. In addition, as of June 30, 2020, the Company is delinquent in payment of $682,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2021 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2021 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Lawrence J. Johanns, a significant Company stockholder.

Convertible notes and notes payable

Notes payable includes principal and accrued interest and consists of the following at June 30, 2020 and June 30, 2019:

	June 30, 2020	June 30, 2019
(a) Unsecured convertible notes ($18,000 and $185,000 in default)	$59,000	$224,000
(b) Notes payable (in default)	423,000	405,000
(c) Notes payable (in default)	26,000	25,000
Total notes-third parties	$508,000	$654,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2018, convertible notes totaled $215,000. During the year ended June 30, 2019, interest of $9,000 was added to principal, resulting in a balance owed of $224,000 at June 30, 2019. During the year ended June 30, 2020, interest of $2,000 was added to the principal. In addition, the Company and one of the holders of the convertible notes agreed to extinguish a convertible note payable of $167,000 resulting in a gain on extinguishment (see Note 9), resulting in a balance owed of $59,000 at June 30, 2020. On June 30, 2020, $18,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 61,286 shares of the Company’s common stock. The balance of $41,000 is due on demand and convertible at a conversion price of $0.08 per share into 512,398 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2018, the notes totaled $388,000. During the year ended June 30, 2019, interest of $17,000 was added to principal resulting in a balance owed of $405,000 at June 30, 2019. During the year ended June 30, 2020, interest of $18,000 was added to principal resulting in a balance owed of $423,000 at June 30, 2020. At June 30, 2020, $365,000 of notes are secured by the Company’s intellectual property and $58,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

On March 18, 2019 and June 6, 2019, the Company entered into notes payable for $10,000 and $15,000, respectively, resulting in a balance owed of $25,000 at June 30, 2019. During the year ended June 30, 2020, interest of $1,000 was added to principal, resulting in a balance owed of $26,000 at June 30, 2020.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at June 30, 2020 and June 30, 2019:

	June 30, 2020	June 30, 2019
(a) Convertible notes-The Matthews Group	$1,560,000	$1,453,000
(b) Notes payable-The Matthews Group	2,630,000	1,915,000
(c) Convertible notes-other related parties ($215,000 and 206,000 in default)	294,000	279,000
Total notes-related parties	$4,484,000	$3,647,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 8) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2018, convertible notes due to The Matthews Group totaled $1,345,000. During the year ended June 30, 2019, interest of $108,000 was added to principal resulting in a balance payable of $1,453,000 at June 30, 2019. During the year ended June 30, 2020, interest of $107,000 was added to principal resulting in a balance payable of $1,560,000 at June 30, 2020. At June 30, 2020, the notes are convertible at a conversion price of $0.08 per share into 19,505,751 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 8) dated September 30, 2015. At June 30, 2018, notes due to The Matthews Group totaled $1,384,000. During the year ended June 30, 2019, $377,000 of notes payable were issued and interest of $154,000 was added to principal, resulting in a balance owed of $1,915,000 at June 30, 2019. During the year ended June 30, 2020, $517,000 of notes payable were issued and interest of $198,000 was added to principal, resulting in a balance owed of $2,630,000 at June 30, 2020.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2018, convertible notes due to other related parties totaled $266,000. During the year ended June 30, 2019, interest of $14,000 was added to principal resulting in a balance owed of $279,000 at June 30, 2019. During the year ended June 30, 2020, interest of $15,000 was added to principal resulting in a balance owed of $294,000 at June 30, 2020. At June 30, 2020, $215,000 of the notes were due in 2010 and are in default, and the balance of $79,000 is due on demand. At June 30, 2020, $215,000 of the notes are convertible at a conversion price of $0.30 per share into 717,081 shares of the Company’s common stock, and $79,000 of the notes are convertible at a conversion price of $0.08 per share into 983,000 shares of the Company’s common stock.

Commitments and Contractual Obligations

The Company leases its corporate office building from Ms. Tran, our chief executive officer, on a month-to-month basis, for $4,000 per month. The corporate office is located at 2445 Winnetka Avenue North, Golden Valley, Minnesota.

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

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, contractors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, employees, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their fair values in accordance with Topic 718. Stock option grants, which are generally time vested, will be measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date and the estimated volatility of the common stock over the term of the equity award.

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

b. Other revenue, management fee - related party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2021. The Company earned a fee of 35% of all revenues billed up to June 30, 2021.

Recently Issued Accounting Standards

See Footnote 1 of consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
PART I - FINANCIAL INFORMATION
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2020 and 2019	F-2
Consolidated Statements of Operations for the Years Ended June 30, 2020 and 2019	F-3
Consolidated Statements of Stockholders’ Deficiency for the Years Ended June 30, 2020 and 2019	F-4
Consolidated Statements of Cash Flows for the Years Ended June 30, 2020 and 2019	F-5
Notes to Consolidated Financial Statements	F-6 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Veritec, Inc. and Subsidiaries

Golden Valley, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veritec, Inc. and Subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California
September 14, 2020

We have served as the Company’s auditor since 2008

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019
ASSETS
Current Assets:
Cash	$228,000	$91,000
Accounts receivable	10,000	9,000
Prepaid expenses	6,000	5,000
Total Assets	$244,000	$105,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$689,000	$717,000
Accounts payable, related party	96,000	100,000
Accrued expenses	70,000	63,000
Customer deposits	91,000	68,000
Convertible notes and notes payable ($467,000 and $590,000 in default)	508,000	654,000
Convertible notes and notes payable, related parties ($215,000 and $206,000 in default)	4,484,000	3,647,000
Total Current Liabilities	5,938,000	5,249,000
Contingent earnout liability	155,000	155,000
Total Liabilities	6,093,000	5,404,000

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,738,007 and 39,538,007 shares issued and outstanding at June 30, 2020, and 2019, respectively	397,000	395,000
Common stock to be issued, 145,000 shares to be issued	12,000	12,000
Additional paid-in capital	18,136,000	18,112,000
Accumulated deficit	(24,395,000)	(23,819,000)
Total Stockholders' Deficiency	(5,849,000)	(5,299,000)
Total Liabilities and Stockholders’ Deficiency	$244,000	$105,000

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended June 30,
	2020	2019
Revenue:
Mobile banking technology revenue	$100,000	$120,000
Other revenue, management fee - related party	338,000	187,000
Total revenue	438,000	307,000

Cost of sales	210,000	230,000
Gross profit	228,000	77,000

Operating Expenses:
General and administrative (including $51,000 and $51,000, respectively, to related party)	630,000	605,000
Research and development	—	19,000
Total operating expenses	630,000	624,000
Loss from operations	(402,000)	(547,000)

Other Income (Expense):
Gain on extinguishment of convertible note payable	167,000	—
Interest expense (including $320,000 and $275,000, respectively, to related parties)	(341,000)	(302,000)
Total Other Expense:	(174,000)	(302,000)

Net Loss	$(576,000)	$(849,000)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding -
Basic and Diluted	39,638,829	39,538,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2018	1,000	$1,000	39,538,007	$395,000	$12,000	$18,101,000	$(22,970,000)	$(4,461,000)
Stock-based compensation	—	—	—	—	—	11,000	—	11,000
Net Loss	—	—	—	—	—	—	(849,000)	(849,000)
Balance, June 30, 2019	1,000	1,000	39,538,007	395,000	12,000	18,112,000	(23,819,000)	(5,299,000)
Stock-based compensation	—	—	—	—	—	16,000	—	16,000
Common stock issued for services	—	—	200,000	2,000	—	8,000	—	10,000
Net Loss	—	—	—	—	—	—	(576,000)	(576,000)
Balance, June 30, 2020	1,000	$1,000	39,738,007	$397,000	$12,000	$18,136,000	$(24,395,000)	$(5,849,000)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(576,000)	$(849,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on notes payable	341,000	302,000
Common stock issued for services	10,000	—
Stock-based compensation	16,000	11,000
Gain on extinguishment of convertible note payable	(167,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	(2,000)
Prepaid expenses	(1,000)	—
Deferred revenues	—	(30,000)
Customer deposits	23,000	68,000
Accounts payable	(28,000)	46,000
Accounts payable, related party	(4,000)	4,000
Accrued expenses	7,000	—
Net cash used in operating activities	(380,000)	(450,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	25,000
Proceeds from notes payable-related party	517,000	377,000
Net cash provided by financing activities	517,000	402,000

NET INCREASE (DECREASE) IN CASH	137,000	(48,000)
CASH AT BEGINNING OF PERIOD	91,000	139,000
CASH AT END OF PERIOD	$228,000	$91,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2020 AND 2019

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Veritec, Inc. (Veritec) was formed in the State of Nevada on September 8, 1982.

Veritec is primarily engaged in the development, sales, and licensing of products and providing services related to its mobile banking solutions.

As a Cardholder Independent Sales Organization, Veritec is able to promote and sell Visa-branded card programs. As a Third-Party Servicer, Veritec provides back-end cardholder transaction processing services for Visa-branded card programs on behalf of its sponsoring bank. Veritec has a portfolio of five United States and eight foreign patents. In addition, we have seven U.S. and twenty-eight foreign pending patent applications. Veritec has had agreements with various banks in the past and is currently seeking a bank to sponsor its Prepaid Card programs.

On December 31, 2015, the Company sold all of its assets of its barcode technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 8). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2021. The Company earns a fee of 35% of all revenues billed up to June 30, 2021, and recognizes management fee revenue as services are performed.

COVID-19 Considerations

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that the COVID-19 pandemic could cause a local, national and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole, but it is presently unknown whether and to what extent further fiscal actions will continue. The magnitude and overall effectiveness of these actions remain uncertain.

The Company believes that its Mobile Banking revenues have been negatively affected due to the reduction in customer spending, which negatively impacts the amount of fees earned by the Company from its customers. The Company is also currently experiencing a decline in revenues earned under the management services agreement with The Matthews Group, as The Matthews Group’s customer orders have been negatively impacted by the effects of COVID-19. The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

Cash and cash equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. The Company held no cash equivalents as of June 30, 2020 and 2019.

Accounts Receivable

The Company grants uncollateralized credit to customers but requires deposits on unique orders. Management periodically reviews its accounts receivable and provides an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the near term. Based on management’s assessment, no allowance for doubtful accounts was considered necessary at June 30, 2020, or 2019.

Revenue Recognition

Revenues for the Company are classified into management fee revenue and mobile banking technology.

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Other Revenue, Management Fee - Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 9). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2021. The Company earned a fee of 35% of all revenues billed up to June 30, 2020. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Fiscal years ended June 30,
	2020	2019
Mobile banking technology revenue	$100,000	$120,000
Other revenue, management fee - related party	338,000	187,000
Total revenue	$438,000	$307,000

The following table shows the Company’s disaggregated net sales by customer type for our Mobile banking technology:

	Fiscal years ended June 30,
	2020	2019
Medical	$63,000	$62,000
Associations	11,000	30,000
Education	12,000	12,000
Other	14,000	16,000
Total revenue	$100,000	$120,000

During the years ended June 30, 2020 and 2019, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $338,000 and $187,000 for the years ended June 30, 2020 and 2019, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

For the years ended June 30, 2020 and 2019, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of June 30, 2020 and 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2020	2019
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	21,779,065	20,874,054
Options	3,650,000	3,650,000
Total	25,439,065	24,534,054

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, contractors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, employees, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their fair values in accordance with Topic 718. Stock option grants, which are generally time vested, will be measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date and the estimated volatility of the common stock over the term of the equity award.

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

The carrying amounts of financial instruments such as cash, accounts receivable, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

Concentrations

During the year ended June 30, 2020 and 2019, the Company had one customer, a related party, that represented 77% and 61% of our revenues, respectively. No other customer represented more than 10% of our revenues.

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

NOTE 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2020, the Company recorded a loss of $576,000, used cash in operating activities of $380,000, and at June 30, 2020, the Company had a stockholders’ deficiency of $5,849,000. In addition, as of June 30, 2020, the Company is delinquent in payment of $682,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2021 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

NOTE 3 –CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. For the years ended June 30, 2020 and 2019, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Notes payable includes principal and accrued interest and consists of the following at June 30, 2020 and June 30, 2019:

	June 30, 2020	June 30, 2019
(a) Unsecured convertible notes ($18,000 and $185,000 in default)	$59,000	$224,000
(b) Notes payable (in default)	423,000	405,000
(c) Notes payable (in default)	26,000	25,000
Total notes-third parties	$508,000	$654,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2018, convertible notes totaled $215,000. During the year ended June 30, 2019, interest of $9,000 was added to principal, resulting in a balance owed of $224,000 at June 30, 2019. During the year ended June 30, 2020, interest of $2,000 was added to the principal. In addition, the Company and one of the holders of the convertible notes agreed to extinguish a convertible note payable of $167,000 resulting in a gain on extinguishment (see Note 9), resulting in a balance owed of $59,000 at June 30, 2020. On June 30, 2020, $18,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 61,286 shares of the Company’s common stock. The balance of $41,000 is due on demand and convertible at a conversion price of $0.08 per share into 512,398 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2018, the notes totaled $388,000. During the year ended June 30, 2019, interest of $17,000 was added to principal resulting in a balance owed of $405,000 at June 30, 2019. During the year ended June 30, 2020, interest of $18,000 was added to principal resulting in a balance owed of $423,000 at June 30, 2020. At June 30, 2020, $365,000 of notes are secured by the Company’s intellectual property and $58,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

On March 18, 2019 and June 6, 2019, the Company entered into notes payable for $10,000 and $15,000, respectively, resulting in a balance owed of $25,000 at June 30, 2019. During the year ended June 30, 2020, interest of $1,000 was added to principal, resulting in a balance owed of $26,000 at June 30, 2020.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at June 30, 2020 and June 30, 2019:

	June 30, 2020	June 30, 2019
(a) Convertible notes-The Matthews Group	$1,560,000	$1,453,000
(b) Notes payable-The Matthews Group	2,630,000	1,915,000
(c) Convertible notes-other related parties ($215,000 and 206,000 in default)	294,000	279,000
Total notes-related parties	$4,484,000	$3,647,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 8) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2018, convertible notes due to The Matthews Group totaled $1,345,000. During the year ended June 30, 2019, interest of $108,000 was added to principal resulting in a balance payable of $1,453,000 at June 30, 2019. During the year ended June 30, 2020, interest of $107,000 was added to principal resulting in a balance payable of $1,560,000 at June 30, 2020. At June 30, 2020, the notes are convertible at a conversion price of $0.08 per share into 19,505,751 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 8) dated September 30, 2015. At June 30, 2018, notes due to The Matthews Group totaled $1,384,000. During the year ended June 30, 2019, $377,000 of notes payable were issued and interest of $154,000 was added to principal, resulting in a balance owed of $1,915,000 at June 30, 2019. During the year ended June 30, 2020, $517,000 of notes payable were issued and interest of $198,000 was added to principal, resulting in a balance owed of $2,630,000 at June 30, 2020.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2018, convertible notes due to other related parties totaled $266,000. During the year ended June 30, 2019, interest of $14,000 was added to principal resulting in a balance owed of $279,000 at June 30, 2019. During the year ended June 30, 2020, interest of $15,000 was added to principal resulting in a balance owed of $294,000 at June 30, 2020. At June 30, 2020, $215,000 of the notes were due in 2010 and are in default, and the balance of $79,000 is due on demand. At June 30, 2020, $215,000 of the notes are convertible at a conversion price of $0.30 per share into 717,081 shares of the Company’s common stock, and $79,000 of the notes are convertible at a conversion price of $0.08 per share into 983,000 shares of the Company’s common stock.

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

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2020 and 2019, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock Issued for Services

During the twelve months June 30, 2020, the Company issued 200,000 shares of common stock to a consultant, with a fair value of $10,000 at date of grant, which was recognized as compensation cost.

Common Stock to be Issued

At June 30, 2020 and 2019, 145,000 shares of common stock to be issued with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying consolidated financial statements.

NOTE 6 – STOCK OPTIONS

A summary of stock options as of June 30, 2020 and for the two years then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2018	2,500,000	$0.08
Granted	1,150,000	0.03
Forfeited	—	$—
Outstanding at June 30, 2019	3,650,000	$0.06
Granted	—	—
Forfeited	—	$—
Outstanding at June 30, 2020	3,650,000	$0.06
Exercisable at June 30, 2020	3,650,000	$0.06

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

In December 2018, the Company granted to its directors and employees, stock options to purchase an aggregate of 1,150,000 shares of Common Stock. The fair value of the stock options granted was determined to be $21,000 and was being amortized over the vesting period of 12 months. During the years ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $10,000 and $11,000, respectively, related to the vesting of these options. As of June 30, 2020, the Company had no outstanding unvested options with future compensation costs. The outstanding and exercisable stock options had an intrinsic value of $12,000 and $23,000, respectively, on June 30, 2020, and June 30, 2019.

The fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2019
Exercise Price	$0.03
Stock Price	$0.03
Risk-free interest rate	2.63%
Expected volatility	121%
Expected life (in years)	2.0
Expected dividend yield	0%

Additional information regarding options outstanding as of June 30, 2020, is as follows:

Options Outstanding at June 30, 2020				Options Exercisable at June 30, 2020
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03	1,150,000	4.48	$0.03	1,150,000	$0.03
$0.08	2,500,000	1.61	$0.08	2,500,000	$0.08
	3,650,000			3,650,000

NOTE 7 - INCOME TAXES

For the year ended June 30, 2020, net loss was $576,000, as compared to a net loss of $849,000 for the year ended June 30, 2019. For the years ended June 30, 2020 and 2019, no provision for income taxes was recorded. We made no provision for income taxes due to our utilization of federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income.

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended June 30,
	2020	2019
Federal statutory tax rate	21%	21%
State tax, net of federal benefit	6%	6%
Total tax rate	27%	27%
Allowance	(27)%	(27)%
Effective tax rate	—%	—%

The following is a summary of the deferred tax assets:

	Year Ended June 30,
	2020	2019
Net operating loss carryforwards	$3,554,000	$3,403,000
Deferred tax assets before valuation allowance	3,554,000	3,403,000
Valuation allowance	(3,554,000)	(3,403,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2020 and 2019 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2020, was an increase of $151,000.

Veritec has net operating loss carryforwards of approximately $13,162,000 million for federal purposes available to offset future taxable income that expires in varying amounts through 2040. The ability to utilize the net operating loss carryforwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership). The Company is subject to examination by tax authorities for all years for which a loss carryforward is utilized in subsequent periods.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2020 and 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2021, from the barcode technology operations. During the year ended June 30, 2020 and 2019, the Company recorded management fee revenue related to this agreement of $338,000 and $187,000, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the years ended June 30, 2020 and 2019, cash flow loans of $517,000 and $377,000, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2020, cash flow loans of $2,630,000 are due to The Matthews Group (see Note 4).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of June 30, 2020 and 2019, total advances to Ms. Tran amounted to $96,000 and $100,000, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For both the years ended June 30, 2020 and 2019, lease payments to Ms. Tran totaled $51,000.

NOTE 9 – LEGAL PROCEEDINGS

On or about November 13, 2017, a noteholder (“Plaintiff”) filed a lawsuit in district court in Hennepin County, Minnesota asserting that the Company breached the terms of a promissory note. Plaintiff sought repayment on the principal of the promissory note, in the amount of $100,000, $10,000 of which Plaintiff contend Veritec previously paid, plus interest, collection costs and attorney’s fees. As of May 15, 2018, the date of the last communication on the amount of recovery from Plaintiff, the Plaintiff sought an award or settlement in the amount of $163,000. As of June 30, 2019, the Company had recorded a promissory note payable of $163,000 related to this proceeding. On July 10, 2019, the Company and Plaintiff entered into a Settlement Agreement and Mutual Release, whereas, both the Company and the Plaintiff agreed to generally discharge and forever release each other from future claims, to pay their own legal fees, and the promissory note payable to the Plaintiff was discharged. During the twelve months ended June 30, 2020, the Company recorded a gain on settlement and extinguishment of the promissory note payable of $167,000.

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of June 30, 2020, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of June 30, 2020, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the year ended June 30, 2020 and 2019, salaries paid to Van Thuy Tran under this agreement totated $150,000 and $150,000.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	75
Laird Powers	Director	72
Steve Handy	Director	52

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

Committee and Board Meetings

Three meetings of our Board of Directors was held in fiscal 2020. The Audit Committee is currently comprised of one independent director who does qualify as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission and the NASDAQ Capital Market.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2020 and 2019 who was the only individual that served as a principal executive officer, and who was the only “Named Executive Officer” of the Company.

Name	Year	Salaries ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran Chief Executive Officer	2020	$150,000	—	—	—	—	$150,000
Van Thuy Tran Chief Executive Officer	2019	$150,000	—	—	—	—	$150,000

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

Director Compensation

The following table summarizes the compensation paid to our directors for the year ended June 30, 2020:

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Tran Director and Chief Executive Officer (1)	2020	—	—	—	—	—	—
Steve Handy, Director (1)	2020	—	—	—	—	—	—
Laird Powers, Director (1)	2020	—	—	—	—	—	—

(1)	Directors who are employed by the Company do not receive separate compensation for services on the Board of Directors. Members of the Board of Directors who are not employees of the Company currently receive no fees. In addition, members of the Board of Directors are reimbursed for any expenses incurred in attending the meetings.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested, or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2020 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

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

Management Services Agreement and Related Notes Payable with Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2020. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2020, from the barcode technology operations. During the year ended June 30, 2020 and 2019, the Company recorded management fee revenue related to this agreement of $338,000 and $187,000, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the year ended June 30, 2020 and 2019, cash flow loans of $517,000 and $377,000, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2020, cash flow loans of $2,630,000 are due to The Matthews Group.

Advances from Related Parties

As of both June 30, 2020 and 2019, $96,000 and $100,000 of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets, respectively. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For both the years ended June 30, 2020 and 2019, lease payments to Ms. Van Tran totaled $51,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended June 30, 2020 and 2019:

Fees	2020	2019
Weinberg & Company, CPAs
Audit fees	$63,000	$59,000
Audit Related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$63,000	$59,000

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

VERITEC, INC.
a Nevada corporation

September 15, 2020	By:	/s/ Van Thuy Tran
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 15, 2020
Van Thuy Tran

/s/ STEVE HANDY	Director	September 15, 2020
Steve Handy

/s/ LAIRD POWERS	Director	September 15, 2020
Laird Powers

