Form 10-Q
period 2020-09-30
VERITEC INC
filed 2020-11-09
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2020

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

The number of shares of registrant’s common stock outstanding as of October 31, 2020, was 39,738,007.

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020
ASSETS	(Unaudited)
Current Assets:
Cash	$105,000	$228,000
Accounts receivable	8,000	10,000
Prepaid expenses	4,000	6,000
Total Assets	$117,000	$244,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$688,000	$689,000
Accounts payable, related party	96,000	96,000
Accrued expenses	62,000	70,000
Customer deposits	67,000	91,000
Convertible notes and notes payable ($472,000 and $467,000 in default)	513,000	508,000
Convertible notes and notes payable, related parties ($217,000 and $215,000 in default)	4,710,000	4,484,000
Total Current Liabilities	6,136,000	5,938,000
Contingent earnout liability	155,000	155,000
Total Liabilities	6,291,000	6,093,000

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,738,007 and 39,738,007 shares issued and outstanding at September 30, 2020 and June 30, 2020	397,000	397,000
Common stock to be issued, 145,000 shares to be issued	12,000	12,000
Additional paid-in capital	18,136,000	18,136,000
Accumulated deficit	(24,720,000)	(24,395,000)
Total Stockholders' Deficiency	(6,174,000)	(5,849,000)
Total Liabilities and Stockholders’ Deficiency	$117,000	$244,000

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED)

	Three months ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$24,000	$25,000
Other revenue, management fee - related party	56,000	129,000
Total revenue	80,000	154,000

Cost of sales	56,000	55,000
Gross profit	24,000	99,000

Operating Expenses:
General and administrative (including $80,000 and $13,000, respectively, to related party)	256,000	156,000
Loss from operations	(232,000)	(57,000)

Other Income (Expense):
Gain on extinguishment of convertible note payable	—	167,000
Interest expense (including $88,000 and $75,000, respectively, to related parties)	(93,000)	(80,000)
Total other income (expense)	(93,000)	87,000

Net Income (Loss)	$(325,000)	$30,000

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.01)	$0.00

Weighted Average Number of Shares Outstanding -
Basic	39,738,007	39,538,007
Diluted	39,738,007	40,668,007

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

Three months ended September 30, 2020 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance, June 30, 2020	1,000	$1,000	39,738,007	$397,000	$12,000	$18,136,000	$(24,395,000)	$(5,849,000)
Net Loss	—	—	—	—	—	—	(325,000)	(325,000)
Balance, September 30, 2020 (Unaudited)	1,000	$1,000	39,738,007	$397,000	$12,000	$18,136,000	$(24,720,000)	$(6,174,000)

Three months ended September 30, 2019 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance, June 30, 2019	1,000	$1,000	39,538,007	$395,000	$12,000	$18,111,000	$(23,819,000)	$(5,299,000)
Stock-based compensation						5,000
Net Income	—	—	—	—	—	—	30,000	30,000
Balance, September 30, 2019 (Unaudited)	1,000	$1,000	39,538,007	$395,000	$12,000	$18,116,000	$(23,789,000)	$(5,264,000)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(325,000)	$30,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest accrued on notes payable	92,000	80,000
Stock-based compensation	—	5,000
Gain on extinguishment of convertible note payable	—	(167,000)
Changes in operating assets and liabilities:
Accounts receivable	2,000	(1,000)
Prepaid expenses	2,000	1,000
Customer deposits	(24,000)	23,000
Accounts payable	(1,000)	(2,000)
Accounts payable, related party	—	21,000
Accrued expenses	(8,000)	(5,000)
Net cash used in operating activities	(262,000)	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable-related party	67,000	—
Proceeds from notes payable-related party	72,000	104,000
Net cash provided by financing activities	139,000	104,000

NET INCREASE (DECREASE) IN CASH	(123,000)	89,000
CASH AT BEGINNING OF PERIOD	228,000	91,000
CASH AT END OF PERIOD	$105,000	$180,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPETEMBER 30, 2020 AND 2019
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

Basis of Presentation

The accompanying unaudited Condensed Condensed Consolidated Financial Statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. The Condensed Consolidated balance Sheet information as of June 30, 2020, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2020. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly-owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended September 30, 2020, the Company incurred a net loss of $325,000 and used cash in operating activities of $262,000, and on September 30, 2020, the Company had a working capital deficit of $6,174,000. In addition, as of September 30, 2020, the Company is delinquent in payment of $689,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Other Revenue, Management Fee - Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2021. The Company earned a fee of 35% of all revenues billed up to September 30, 2020. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Period ended September 30,
	2020	2019
Mobile banking technology revenue	$24,000	$25,000
Other revenue, management fee - related party	56,000	129,000
Total revenue	$80,000	$154,000

The following table shows the Company’s disaggregated net sales by customer type for our Mobile banking technology:

	Period ended September 30,
	2020	2019
Medical	$15,000	$15,000
Associations	3,000	3,000
Education	3,000	3,000
Other	3,000	4,000
Total revenue	$24,000	$25,000

During the periods ended September 30, 2020 and 2019, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $56,000 and $129,000 for the periods ended September 30, 2020 and 2019, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

For the period ended September 30, 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. For the period ending September 30, 2019, 1,130,000 shares were added to weighted average shares outstanding as they were considered dilutive. The remaining potentially dilutive shares from the Company’s Series H Preferred Stock, Convertible Notes Payable, and a portion of Options were antidilutive because their exercise prices and conversion prices were out of the money.

As of September 30, 2020, and 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of September 30,
	2020	2019
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	22,986,104	20,683,005
Options	2,500,000	2,500,000
Total	25,496,104	23,006,700

Concentrations

During the period ended September 30, 2020 and 2019, the Company had one customer, a related party, that represented 70% and 84% of our revenues, respectively. No other customer represented more than 10% of our revenues.

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

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 –CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. As of September 30, 2020, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 3 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Notes payable includes principal and accrued interest and consists of the following at September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020
(a) Unsecured convertible notes ($19,000 and $18,000 in default)	$60,000	$59,000
(b) Notes payable (in default)	427,000	423,000
(c) Notes payable (in default)	26,000	26,000
Total notes-third parties	$513,000	$508,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2020, convertible notes totaled $59,000. During the period ended September 30, 2020, interest of $1,000 was added to the principal, resulting in a balance owed of $60,000 at September 30, 2020. On September 30, 2020, $19,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 61,952 shares of the Company’s common stock. The balance of $41,000 is due on demand and convertible at a conversion price of $0.08 per share into 516,963 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2020, the notes totaled $423,000. During the period ended September 30, 2020, interest of $4,000 was added to principal resulting in a balance owed of $427,000 at September 30, 2020. At September 30, 2020, $369,000 of notes are secured by the Company’s intellectual property and $58,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2020, the notes totaled $26,000. During the period ended September 30, 2020, a nominal amount of interest was added to principal, resulting in a balance owed of $26,000 at September 30, 2020.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020
(a) Convertible notes-The Matthews Group	$1,655,000	$1,560,000
(b) Notes payable-The Matthews Group	2,758,000	2,630,000
(c) Convertible notes-other related parties ($217,000 and $215,000 in default)	297,000	294,000
Total notes-related parties	$4,710,000	$4,484,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2020, convertible notes due to The Matthews Group totaled $1,560,000. During the year ended September 30, 2020, $67,000 of notes payable were issued and interest of $28,000 was added to principal, resulting in a balance owed of $1,655,000 at September 30, 2020. At June 30, 2020, the notes are convertible at a conversion price of $0.08 per share into 20,684,433 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015. At June 30, 2020, notes due to The Matthews Group totaled $2,630,000. During the period ended September 30, 2020, $72,000 of notes payable were issued and interest of $56,000 was added to principal, resulting in a balance owed of $2,758,000 at September 30, 2020.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2020, convertible notes due to other related parties totaled $294,000. During the period ended September 30, 2020, interest of $3,000 was added to principal resulting in a balance owed of $297,000 at September 30, 2020. At September 30, 2020, $217,000 of the notes were due in 2010 and are in default, and the balance of $80,000 is due on demand. At September 30, 2020, $217,000 of the notes are convertible at a conversion price of $0.30 per share into 724,581 shares of the Company’s common stock, and $80,000 of the notes are convertible at a conversion price of $0.08 per share into 998,175 shares of the Company’s common stock.

NOTE 4 - STOCKHOLDERS’ DEFICIENCY

Common Stock to be Issued

At September 30, 2020 and June 30, 2020, 145,000 shares of common stock to be issued with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying condensed consolidated financial statements.

NOTE 5 – STOCK OPTIONS

A summary of stock options as of September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2020	3,650,000	$0.06
Granted	—	—
Forfeited	—	$—
Outstanding at September 30, 2020	3,650,000	$0.06
Exercisable at September 30, 2020	3,650,000	$0.06

As of September 30, 2020, the Company had no outstanding unvested options with future compensation costs. At September 30, 2020 and June 30, 2020, the outstanding and exercisable stock options had an intrinsic value of $12,000 and $12,000, respectively.

Additional information regarding options outstanding as of September 30, 2020, is as follows:

Options Outstanding at September 30, 2020				Options Exercisable at September 30, 2020
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03	1,150,000	4.23	$0.03	1,150,000	$0.03
$0.08	2,500,000	1.36	$0.08	2,500,000	$0.08
	3,650,000			3,650,000

NOTE 6 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 3).

Management Services Agreement and Related Notes Payable with Related Party

The Company’s Barcode Technology was invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records, and other high-security applications. On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company then entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2021. The Company does anticipate the management services agreement will be extended prior to the June 30, 2021 exipiration date. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of barcode technology operations revenues through May 31, 2017. Subsequent to May 31, 2017 and up to June 30, 2021, The Matthews Group earns a fee of 35% from the barcode technology operations. During the periods ended September 30, 2020 and 2019, the Company recorded management fee revenue related to this agreement of $56,000 and $129,000, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the periods ended September 30, 2020 and 2019, cash flow loans of $72,000 and $104,000, respectively, were made to the Company at 10% interest per annum and due on demand. At September 30, 2020, cash flow loans of $2,758,000 are due to The Matthews Group (see Note 4).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of September 30, 2020 and June 30, 2020, total advances to Ms. Tran amounted to $96,000 and $96,000, respectively, and have been presented as accounts payable, related party on the accompanying Condensed Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For both the years ended September 30, 2020 and 2019, lease and property tax payment to Ms. Tran totaled $80,000 and $13,000, respecively.

NOTE 7 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of September 30, 2020, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of June 30, 2020, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the periods ended September 30, 2020 and 2019, salaries paid to Van Thuy Tran under this agreement totated $38,000 and $38,000.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months ended September 30, 2020, compared to September 30, 2019

We had a net loss of $325,000 in the period ended September 30, 2020, compared to a net income of $30,000 for the period ended September 30, 2019.

Revenues

Details of revenues are as follows:

	Three months ended September 30,		Increase (Decrease)
	2020	2019	$	%
Mobile banking technology	$24,000	$25,000	$(1,000)	(4.0)
Other revenue, management fee - related party	56,000	129,000	(73,000)	(56.6)
Total Revenues	$80,000	$154,000	$(74,000)	(48.1)

•	Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Closed Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real-time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the period ended September 30, 2020, and 2019 were $24,000 and $25,000, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long-term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016 (see Note 1 to Consolidated Financial Statements).

•	Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with The Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of The Matthews Group, from October 1, 2015 to June 30, 2021. Per the terms of the management services agreement, the Company earned a fee of 20% of barcode technology operations revenues through May 31, 2017. Subsequent to May 31, 2017 and up to June 30, 2021, The Matthews Group earns a fee of 35% from the barcode technology operations. For the period ended September 30, 2020 and 2019, revenue earned from the management services agreement was $56,000 and $129,000, respectively. The Company is currently experiencing a decline in revenues earned under the management services agreement with The Matthews Group, as The Matthews Group’s customer orders have been negatively impacted by the effects of COVID-19. The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted.

Cost of Sales

Cost of sales for the period ended September 30, 2020 and 2019 totaled $56,000 and $55,000, respectively.

Operating Expenses

General and administrative expenses for the period ended September 30, 2020 and 2019 totaled $256,000 and $156,000, respectively. The increase in general and administrative expenses was primarily due to property taxes related to our office lease of $67,000, which did not occur in the prior year period, and increased legal and professional fees as compared to the same period of the prior year.

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

Interest expense for the period ended September 30, 2020 and 2019, was $93,000 and $80,000, respectively. The increase was due to the increase in our notes payable balance.

Liquidity and Capital Resources

Our cash balance on September 30, 2020 decreased to $105,000 as compared to $228,000 on June 30, 2020. The decrease was the result of $262,000 in cash used in operating activities offset by $139,000 in cash provided by financing activities. Net cash used in operations during the period ended September 30, 2020, was $262,000, compared with $15,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended September 30, 2020, was primarily from our net loss of $325,000, offset by and increase in interest accrued on notes payable of $92,000, and general changes to our working capital accounts of $29,000. Net cash provided by financing activities of $139,000 during the period ended September 30, 2020, was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $104,000 was from proceeds received from notes payable.

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended September 30, 2020, the Company incurred a net loss of $325,000 and used cash in operating activities of $262,000, and at June 30, 2020, the Company had a stockholders’ deficiency of $6,174,000. In addition, as of September 30, 2020, the Company is delinquent in payment of $689,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Convertible notes and notes payable

Notes payable includes principal and accrued interest and consists of the following at September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020
(a) Unsecured convertible notes ($19,000 and $18,000 in default)	$60,000	$59,000
(b) Notes payable (in default)	427,000	423,000
(c) Notes payable (in default)	26,000	26,000
Total notes-third parties	$513,000	$508,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2020, convertible notes totaled $59,000. During the period ended September 30, 2020, interest of $1,000 was added to the principal, resulting in a balance owed of $60,000 at September 30, 2020. On September 30, 2020, $19,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 61,952 shares of the Company’s common stock. The balance of $41,000 is due on demand and convertible at a conversion price of $0.08 per share into 516,963 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2020, the notes totaled $423,000. During the period ended September 30, 2020, interest of $4,000 was added to principal resulting in a balance owed of $427,000 at September 30, 2020. At September 30, 2020, $369,000 of notes are secured by the Company’s intellectual property and $58,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2020, the notes totaled $26,000. During the period ended September 30, 2020, a nominal amount of interest was added to principal, resulting in a balance owed of $26,000 at September 30, 2020.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020
(a) Convertible notes-The Matthews Group	$1,655,000	$1,560,000
(b) Notes payable-The Matthews Group	2,758,000	2,630,000
(c) Convertible notes-other related parties ($217,000 and 215,000 in default)	297,000	294,000
Total notes-related parties	$4,710,000	$4,484,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2020, convertible notes due to The Matthews Group totaled $1,560,000. During the year ended September 30, 2020, $67,000 of notes payable were issued and interest of $28,000 was added to principal, resulting in a balance owed of $1,655,000 at September 30, 2020. At June 30, 2020, the notes are convertible at a conversion price of $0.08 per share into 20,684,433 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group dated September 30, 2015. At June 30, 2020, notes due to The Matthews Group totaled $2,630,000. During the period ended September 30, 2020, $72,000 of notes payable were issued and interest of $56,000 was added to principal, resulting in a balance owed of $2,758,000 at September 30, 2020.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2020, convertible notes due to other related parties totaled $294,000. During the period ended September 30, 2020, interest of $3,000 was added to principal resulting in a balance owed of $297,000 at September 30, 2020. At September 30, 2020, $217,000 of the notes were due in 2010 and are in default, and the balance of $80,000 is due on demand. At September 30, 2020, $217,000 of the notes are convertible at a conversion price of $0.30 per share into 724,581 shares of the Company’s common stock, and $80,000 of the notes are convertible at a conversion price of $0.08 per share into 998,175 shares of the Company’s common stock.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2020.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of September 30, 2020, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $689,000 representing principal and accrued interest as of September 30, 2020.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2020 and June 30, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at September 30, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019; (v) Notes to the Condensed Consolidated Financial Statements.

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

VERITEC, INC.

November 9, 2020	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

