Form 10-Q
period 2021-03-31
VERITEC INC
filed 2021-04-30
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2021

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

Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

The number of shares of registrant’s common stock outstanding as of April 30, 2021, was 39,988,007.

1

VERITEC, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020
ASSETS	(Unaudited)
Current Assets:
Cash	$216,000	$228,000
Accounts receivable	10,000	10,000
Prepaid expenses	4,000	6,000
Total Assets	$230,000	$244,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$717,000	$689,000
Accounts payable, related party	96,000	96,000
Accrued expenses	64,000	70,000
Customer deposits	75,000	91,000
Convertible notes and notes payable ($482,000 and $467,000 in default)	524,000	508,000
Convertible notes and notes payable, related parties ($222,000 and $215,000 in default)	5,185,000	4,484,000
Total Current Liabilities	6,661,000	5,938,000

Government assistance loan payable	59,000	—
Contingent earnout liability	155,000	155,000
Total Liabilities	6,875,000	6,093,000

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,988,007 and 39,738,007 shares issued and outstanding at March 31, 2021 and June 30, 2020	400,000	397,000
Common stock to be issued, 145,000 shares to be issued	12,000	12,000
Additional paid-in capital	18,143,000	18,136,000
Accumulated deficit	(25,201,000)	(24,395,000)
Total Stockholders' Deficiency	(6,645,000)	(5,849,000)
Total Liabilities and Stockholders’ Deficiency	$230,000	$244,000

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$24,000	$17,000	$70,000	$68,000
Other revenue, management fee related party	52,000	101,000	219,000	276,000
Total revenue	76,000	118,000	289,000	344,000

Cost of sales	60,000	53,000	171,000	163,000
Gross profit	16,000	65,000	118,000	181,000

Operating Expenses:
Selling, general and administrative expenses (1)	184,000	163,000	632,000	463,000
Total operating expenses	184,000	163,000	632,000	463,000

Loss from operations	(168,000)	(98,000)	(514,000)	(282,000)

Other Income (Expense)
Gain on extinguishment of convertible note payable	—	—	—	167,000
Interest expense (2)	(100,000)	(84,000)	(292,000)	(251,000)
Total other income (expense)	(100,000)	(84,000)	(292,000)	(84,000)

Net Loss	$(268,000)	$(182,000)	$(806,000)	$(366,000)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	39,751,743	39,735,809	39,742,586	39,672,314

(1) Includes expenses to related party	$13,000	$13,000	$106,000	$38,000
(2) Includes interest expense to related parties	$95,000	$79,000	$276,000	$233,000

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, December 31, 2021 (Unaudited)	1,000	$1,000	39,738,007	$397,000	$12,000	$18,136,000	$(24,933,000)	$(6,387,000)
Common stock issued for services			250,000	3,000		7,000		10,000
Net Loss							(268,000)	(268,000)
Balance, March 31, 2021 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,201,000)	$(6,645,000)

NINE MONTHS ENDED MARCH 31, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2020	1,000	$1,000	39,738,007	$397,000	$12,000	$18,136,000	$(24,395,000)	$(5,849,000)
Common stock issued for services			250,000	3,000		7,000		10,000
Net Loss							(806,000)	(806,000)
Balance, March 31, 2021 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,201,000)	$(6,645,000)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, December 31, 2019 (Unaudited)	1,000	$1,000	39,538,007	$395,000	$13,000	$18,121,000	$(24,003,000)	$(5,473,000)
Common stock issued for services			200,000	2,000		8,000		10,000
Stock-Based Compensation	—	—	—	—	—	6,000	—	6,000
Net Loss	—	—	—	—	—	—	(182,000)	(182,000)
Balance, December 31, 2019 (Unaudited)	1,000	$1,000	39,738,007	$397,000	$13,000	$18,135,000	$(24,185,000)	$(5,639,000)

NINE MONTHS ENDED MARCH 31, 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2019	1,000	$1,000	39,538,007	$395,000	$13,000	$18,111,000	$(23,819,000)	$(5,299,000)
Common stock issued for services			200,000	2,000		8,000		10,000
Stock-Based Compensation	—	—	—	—	—	16,000	—	16,000
Net Loss	—	—	—	—	—	—	(366,000)	(366,000)
Balance, March 31, 2020 (Unaudited)	1,000	$1,000	39,738,007	$397,000	$13,000	$18,135,000	$(24,185,000)	$(5,639,000)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(806,000)	$(366,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on notes payable	292,000	249,000
Common stock issued for services	10,000	10,000
Stock based compensation	—	16,000
Gain on extinguishment of convertible note payable	—	(167,000)
Changes in operating assets and liabilities:
Accounts receivable	—	7,000
Prepaid expenses	2,000	1,000
Customer deposits	(16,000)	7,000
Accounts payable	28,000	(38,000)
Accounts payable, related party	—	21,000
Accrued expenses	(6,000)	(3,000)
Net cash used in operating activities	(496,000)	(263,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from government assistance note payable	59,000	—
Proceeds from convertible notes payable – related party	67,000	—
Proceeds from notes payable - related party	358,000	341,000
Net cash provided by financing activities	484,000	341,000

NET INCREASE (DECREASE) IN CASH	(12,000)	78,000
CASH AT BEGINNING OF PERIOD	228,000	91,000
CASH AT END OF PERIOD	$216,000	$169,000

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. The Condensed Consolidated balance Sheet information as of June 30, 2020, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2020. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly-owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended March 31, 2021, the Company incurred a net loss of $806,000 and used cash in operating activities of $496,000, and on March 31, 2021, the Company had a stockholders’ deficiency of $6,645,000. In addition, as of March 31, 2021, the Company is delinquent in payment of $704,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Other Revenue, Management Fee - Related Party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 7). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2021. The Company earned a fee of 35% of all revenues billed up to March 31, 2021. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Mobile banking technology revenue	$24,000	$17,000	$70,000	$68,000
Other revenue, management fee related party	52,000	101,000	219,000	276,000
Total revenue	$76,000	$118,000	$289,000	$334,000

The following table shows the Company’s disaggregated net sales by customer type for our Mobile banking technology:

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Medical	$15,000	$11,000	$45,000	$47,000
Associations	3,000	3,000	9,000	9,000
Education	3,000	3,000	9,000	9,000
Other	3,000	—	7,000	3,000
Total revenue	$24,000	$17,000	$70,000	$68,000

During the periods ended March 31, 2021 and 2020, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $52,000 and $219,000, and $101,000 and $276,000 for the three and nine month periods ended March 31, 2021 and 2020, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

For the period ended March 31, 2021 and 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of March 31, 2021, and 2020, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of March 31,
	2021	2020
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	23,758,666	21,413,712
Options	3,650,000	3,650,000
Total	27,418,666	25,073,712

Concentrations

During the three and nine month period ended March 31, 2021 and 2020, the Company had one customer, a related party, that represented 68% and 76%, and 86% and 80% of our revenues, respectively. No other customer represented more than 10% of our revenues.

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

NOTE 2 – CONTINGENT EARNOUT LIABILITY

On December 31, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. As of March 31, 2021, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 3 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Notes payable includes principal and accrued interest and consists of the following at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
(a) Unsecured convertible notes ($19,000 and $18,000 in default)	$61,000	$59,000
(b) Notes payable (in default)	436,000	423,000
(c) Notes payable (in default)	27,000	26,000
Total notes-third parties	$524,000	$508,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2020, convertible notes totaled $59,000. During the period ended March 31, 2021, interest of $2,000 was added to the principal, resulting in a balance owed of $61,000 at March 31, 2021. On March 31, 2021, $19,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 63,286 shares of the Company’s common stock. The balance of $42,000 is due on demand and convertible at a conversion price of $0.08 per share into 526,093 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2020, the notes totaled $423,000. During the period ended March 31, 2021, interest of $13,000 was added to principal resulting in a balance owed of $436,000 at March 31, 2021. At March 31, 2021, $394,000 of notes are secured by the Company’s intellectual property and $42,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2020, the notes totaled $26,000. During the period ended March 31, 2021, interest of $1,000 was added to principal resulting in a balance owed of $27,000 at March 31, 2021.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
(a) Convertible notes-The Matthews Group	$1,712,000	$1,560,000
(b) Notes payable-The Matthews Group	3,169,000	2,630,000
(c) Convertible notes-other related parties ($222,000 and $215,000 in default)	304,000	294,000
Total notes-related parties	$5,185,000	$4,484,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 7) and is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2020, convertible notes due to The Matthews Group totaled $1,560,000. During the period ended March 31, 2021, $67,000 of notes payable were issued and interest of $85,000 was added to principal, resulting in a balance owed of $1,712,000 at March 31, 2021. At March 31, 2021, the notes are convertible at a conversion price of $0.08 per share into 21,400,281 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 7) dated December 31, 2015. At June 30, 2020, notes due to The Matthews Group totaled $2,630,000. During the period ended March 31, 2021, $358,000 of notes payable were issued and interest of $181,000 was added to principal, resulting in a balance owed of $3,169,000 at March 31, 2021.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2020, convertible notes due to other related parties totaled $294,000. During the period ended March 31, 2021, interest of $10,000 was added to principal resulting in a balance owed of $304,000 at March 31, 2021. At March 31, 2021, $222,000 of the notes were due in 2010 and are in default, and the balance of $82,000 is due on demand. At March 31, 2021, $222,000 of the notes are convertible at a conversion price of $0.30 per share into 739,581 shares of the Company’s common stock, and $82,000 of the notes are convertible at a conversion price of $0.08 per share into 1,029,425 shares of the Company’s common stock.

NOTE 4 – GOVERNMENT ASSISTANCE LOAN PAYABLE

On March 23, 2021, the Company was granted a loan for $59,000 (the “PPP loan”) from Community Federal Savings Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan matures on March 23, 2026, bears interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). The PPP loan is payable monthly commencing 10 months after the end of the covered period, which ends in September 2021. In accordance with the PPP Flexibility Act, if the Company applies for loan forgiveness within 10 months after the end of the covered period, then no payments are due until the SBA remits payment of a forgiveness amount or determines that no forgiveness is authorized. If the Company does not submit a request for forgiveness within 10 months after the end of the covered period, the Company will begin making payments on the PPP loan.

Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events.

NOTE 5 - STOCKHOLDERS’ DEFICIENCY

Common Stock to be Issued

At March 31, 2021 and June 30, 2020, 145,000 shares of common stock to be issued with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying condensed consolidated financial statements.

Common Stock Issued for Services

During the period ended March 31, 2021, the Company issued 250,000 shares of common stock to a consultant, with a fair value of $10,000 at date of grant, which was recognized as compensation cost.

During the period ended March 31, 2020, the Company issued 200,000 shares of common stock to a consultant, with a fair value of $10,000 at date of grant, which was recognized as compensation cost.

NOTE 6 – STOCK OPTIONS

A summary of stock options as of March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2020	3,650,000	$0.06
Granted	—	—
Forfeited	—	$—
Outstanding at March 31, 2021	3,650,000	$0.06
Exercisable at March 31, 2021	3,650,000	$0.06

As of March 31, 2021, the Company had no outstanding unvested options with future compensation costs. At March 31, 2021, the outstanding and exercisable stock options had an intrinsic value of $35,000. At June 30, 2020, the outstanding and exercisable stock options had an intrinsic value of $12,000.

Additional information regarding options outstanding as of March 31, 2021, is as follows:

Options Outstanding at March 31, 2021				Options Exercisable at March 31, 2021
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03	1,150,000	3.73	$0.03	1,150,000	$0.03
$0.08	2,500,000	0.86	$0.08	2,500,000	$0.08
	3,650,000	1.76	$0.06	3,650,000	$0.06

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

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of barcode technology operations revenues through May 31, 2017. Subsequent to May 31, 2017 and up to June 30, 2021, The Matthews Group earns a fee of 35% from the barcode technology operations. During the three and nine month periods ended March 31, 2021 and 2020, the Company recorded management fee revenue related to this agreement of $52,000 and $219,000, and $101,000 and $276,000, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the periods ended March 31, 2021 and 2020, cash flow loans of $358,000 and $341,000, respectively, were made to the Comp any at 10% interest per annum and due on demand. At March 31, 2021, cash flow loans of $3,169,000 are due to The Matthews Group (see Note 3).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of March 31, 2021 and June 30, 2020, total advances to Ms. Tran amounted to $96,000 and $96,000, respectively, and have been presented as accounts payable, related party on the accompanying Condensed Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities month-to-month from Ms. Tran, the Company’s CEO/Executive Chair. For the three and nine months ended March 31, 2021 and 2020, lease and property tax payment to Ms. Tran totaled $13,000 and $106,000, and $13,000 and $38,000, respectively.

NOTE 8 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of March 31, 2021, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of March 31, 2021, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the three and nine month periods ended March 31, 2021 and 2020, salaries paid to Van Thuy Tran under this agreement totaled $38,000 and $113,000, and $38,000 and $113,000, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On April 28, 2021, Steve Handy, a member of the Board of Directors of the Company notified the Company that he was resigning, effective immediately. Mr. Handy did not resign from the Board of Directors due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Business Overview

Veritec, Inc. has the exclusive license to market and sell the highly secure 2D barcode technologies for verification and identification. Currently, Veritec licenses the 2D barcode technology to semiconductor, pharmaceutical, and liquid crystal display giants to use in large automation factories.

We believe our technology provides a solution for the current marketplace’s interest for COVID-19 related identification cards. Our new BIO-ID and Covid Passport Cards will utilize our secure verification technology to provide travelers with a highly secure digital method of identification and verification. Our cards have two identifiers: static unchangeable information including a facial image and private personal data are stored in a proprietary 2-D barcode. Changeable data such as a Covid-19 vaccine or Covid-19 test, date and time or additional information are stored in an NFC chip embedded inside the card.

On March 12, 2021, the Company entered into a strategic partnership agreement with Woman’s Football League Association (“WFLA”), whereas the Company is the exclusive technology provider of WFLA. The Parties agreed that WFLA will purchase and promote Veritec’s own line of private label BIO-ID and Prepaid cards exclusively to WFLA’s players, vendors, and clients. The parties agreed to work together in sales and marketing to market secure ID cards, financial cards, payment processing, financial services, specializing in the cross-border transactions between countries, international card-to-card money transfer systems, and stored value cards, which is targeted for the minority Hispanic and Asian immigrant, unbanked and money transfer market. WFLA agreed to encourage its vendors and partners, to interface with Veritec’s technologies including its fingerprint technology and security features for Bio Identification and stored value cards. WFLA has also agreed to apply for special card programs with the Company’s technologies to be marketed, together with Veritec, to Mexico, Indonesia, Vietnam, and other markets.

On March 19, 2021, the Company entered into a strategic partnership agreement with Global Telecare Inc. (“Global Telecare”), a telemedicine and service provider to the Asian Community in Orange County, Garden Grove California, whereas the Company is the exclusive technology provider of Global Telecare to support its Medical Wellness ID Card Program. The Parties agreed that Global Telecare will purchase and promote Veritec’s own line of private label BIO-ID and Prepaid cards exclusively and to provide Veritec’s technologies to Global Telecare’s vendors and clients. The parties agreed to work together in sales and marketing to market secure ID cards, financial cards, payment processing, financial services, specializing in the cross-border transactions between countries, international card-to-card money transfer systems, and stored value cards, which is targeted for the minority Hispanic and Asian immigrant, unbanked and money transfer market.

Results of Operations – Three months ended March 31, 2021, compared to March 31, 2020

We had a net loss of $268,000 in the three months ended March 31, 2021, compared to a net loss of $182,000 for the three months ended March 31, 2020.

Revenues

Details of revenues are as follows:

	Three months ended March 31,		Increase (Decrease)
	2021	2020	$	%
Mobile banking technology	$24,000	$17,000	$7,000	41.2
Other revenue, management fee - related party	52,000	101,000	(49,000)	(48.5)
Total Revenues	$76,000	$118,000	$(42,000)	(35.6)

•	Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Closed Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real-time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended March 31, 2021, and 2020 were $24,000 and $17,000, respectively.

•	Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with The Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of The Matthews Group, from October 1, 2015 to June 30, 2021. Per the terms of the management services agreement, the Company earned a fee of 20% of barcode technology operations revenues through May 31, 2017. Subsequent to May 31, 2017 and up to June 30, 2021, The Matthews Group earns a fee of 35% from the barcode technology operations. For the three months ended March 31, 2021 and 2020, revenue earned from the management services agreement was $52,000 and $101,000, respectively.

Cost of Sales

Cost of sales for the three months ended March 31, 2021 and 2020 totaled $60,000 and $53,000, respectively.

Operating Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 totaled $184,000 and $163,000, respectively. The increase in selling, general and administrative expenses was primarily due to increased professional fees as compared to the same period of the prior year.

Other Income (Expenses)

Interest expense for the three months ended March 31, 2021 and 2020, was $100,000 and $84,000, respectively. The increase was due to the increase in our notes payable balance.

Results of Operations – Nine months ended March 31, 2021, compared to March 31, 2020

We had a net loss of $806,000 for the nine months ended March 31, 2021, compared to a net loss of $366,000 for the nine months ended March 31, 2020.

Revenues

Details of revenues are as follows:

	Nine months ended March 31,		Increase (Decrease)
	2021	2020	$	%
Mobile banking technology	$70,000	$68,000	$2,000	2.9
Other revenue, management fee - related party	219,000	276,000	(57,000)	(20.7)
Total Revenues	$289,000	$344,000	$(55,000)	(16.0)

•	Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Closed Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real-time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the nine month period ended March 31, 2021, and 2020 were $70,000 and $68,000, respectively.

•	Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with The Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of The Matthews Group, from October 1, 2015 to June 30, 2021. Per the terms of the management services agreement, the Company earned a fee of 20% of barcode technology operations revenues through May 31, 2017. Subsequent to May 31, 2017 and up to June 30, 2021, The Matthews Group earns a fee of 35% from the barcode technology operations. For the nine month period ended March 31, 2021 and 2020, revenue earned from the management services agreement was $219,000 and $276,000, respectively.

Cost of Sales

Cost of sales for the nine month period ended March 31, 2021 and 2020 totaled $171,000 and $163,000, respectively.

Operating Expenses

Selling, general and administrative expenses for the nine month period ended March 31, 2021 and 2020 totaled $632,000 and $463,000, respectively. The increase in selling, general and administrative expenses was primarily due to property taxes related to our office lease of $67,000, which did not occur in the prior year period, and increased professional fees as compared to the same period of the prior year.

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

Interest expense for the nine month period ended March 31, 2021 and 2020, was $292,000 and $251,000, respectively. The increase was due to the increase in our notes payable balance.

Liquidity and Capital Resources

Our cash balance on March 31, 2021 decreased to $216,000 as compared to $228,000 on June 30, 2020. The decrease was the result of $496,000 in cash used in operating activities offset by $484,000 in cash provided by financing activities. Net cash used in operations during the nine months ended March 31, 2021, was $496,000, compared with $263,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the nine month period ended March 31, 2021, was primarily from our net loss of $806,000, offset by an increase in interest accrued on notes payable of $292,000, stock based compensation expense of $10,000, a decrease in customer deposits of $16,000, and general changes to our working capital accounts of $24,000. Net cash provided by financing activities of $484,000 during the nine month period ended March 31, 2021, was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $341,000 was from proceeds received from notes payable.

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended March 31, 2021, the Company incurred a net loss of $806,000 and used cash in operating activities of $496,000, and at March 31, 2021, the Company had a stockholders’ deficiency of $6,645,000. In addition, as of March 31, 2021, the Company is delinquent in payment of $704,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Convertible notes and notes payable

Notes payable includes principal and accrued interest and consists of the following at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
(a) Unsecured convertible notes ($19,000 and $18,000 in default)	$61,000	$59,000
(b) Notes payable (in default)	436,000	423,000
(c) Notes payable (in default)	27,000	26,000
Total notes-third parties	$524,000	$508,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2020, convertible notes totaled $59,000. During the period ended March 31, 2021, interest of $2,000 was added to the principal, resulting in a balance owed of $61,000 at March 31, 2021. On March 31, 2021, $19,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 63,286 shares of the Company’s common stock. The balance of $42,000 is due on demand and convertible at a conversion price of $0.08 per share into 526,093 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2020, the notes totaled $423,000. During the period ended March 31, 2021, interest of $13,000 was added to principal resulting in a balance owed of $436,000 at March 31, 2021. At March 31, 2021, $394,000 of notes are secured by the Company’s intellectual property and $42,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2020, the notes totaled $26,000. During the period ended March 31, 2021, interest of $1,000 was added to principal resulting in a balance owed of $27,000 at March 31, 2021.

Convertible notes and notes payable-related parties

Notes payable-related parties includes principal and accrued interest and consists of the following at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
(a) Convertible notes-The Matthews Group	$1,712,000	$1,560,000
(b) Notes payable-The Matthews Group	3,169,000	2,630,000
(c) Convertible notes-other related parties ($222,000 and $215,000 in default)	304,000	294,000
Total notes-related parties	$5,185,000	$4,484,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party and is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2020, convertible notes due to The Matthews Group totaled $1,560,000. During the period ended March 31, 2021, $67,000 of notes payable were issued and interest of $85,000 was added to principal, resulting in a balance owed of $1,712,000 at March 31, 2021. At March 31, 2021, the notes are convertible at a conversion price of $0.08 per share into 21,400,281 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group dated December 31, 2015. At June 30, 2020, notes due to The Matthews Group totaled $2,630,000. During the period ended March 31, 2021, $358,000 of notes payable were issued and interest of $181,000 was added to principal, resulting in a balance owed of $3,169,000 at March 31, 2021.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2020, convertible notes due to other related parties totaled $294,000. During the period ended March 31, 2021, interest of $10,000 was added to principal resulting in a balance owed of $304,000 at March 31, 2021. At March 31, 2021, $222,000 of the notes were due in 2010 and are in default, and the balance of $82,000 is due on demand. At March 31, 2021, $222,000 of the notes are convertible at a conversion price of $0.30 per share into 739,581 shares of the Company’s common stock, and $82,000 of the notes are convertible at a conversion price of $0.08 per share into 1,029,425 shares of the Company’s common stock.

Government Assistance Loan Payable

On March 23, 2021, the Company was granted a loan for $59,000 (the “PPP loan”) from Community Federal Savings Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan matures on March 23, 2026, bear interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). The PPP loan is payable monthly commencing 10 months after the end of the covered period, which ends in September 2021. In accordance with the PPP Flexibility Act, if the Company applies for loan forgiveness within 10 months after the end of the covered period, then no payments are due until the SBA remits payment of a forgiveness amount or determines that no forgiveness is authorized. If the Company does not submit a request for forgiveness within 10 months after the end of the covered period, the Company will begin making payments on the PPP loan.

Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2020.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of March 31, 2021, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $704,000 representing principal and accrued interest as of March 31, 2021.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following materials from Veritec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

April 30, 2021	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

