Form 10-K
period 2021-06-30
VERITEC INC
filed 2021-10-08
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2021

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

Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2020, based on the closing sales price of the common stock as quoted on the OTC Markets was $305,000. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of August 31, 2021, there were 39,988,007 shares of registrant’s common stock outstanding.

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

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Summary

Veritec, Inc. (the “Company”) is primarily engaged in the development, sales, and licensing of products and providing services related to its mobile banking solutions.

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

The Company was also previously engaged in its proprietary two-dimensional matrix symbology technology (also commonly referred to as “two-dimensional barcodes”, “2D barcodes”, or “Barcode Technology”) which it sold on September 30, 2015 to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of The Matthews Group’s Barcode Technology operations through June 30, 2022.

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

Major Customers

During the year ended June 30, 2021, and 2020, the Company had one customer, a related party that represented 76% and 77% of our revenues, respectively. No other customer represented more than 10% of our revenues.

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

Employees

As of June 30, 2021, the Company employed two employees and nine independent contractor consultants.

Financial Information about Geographic Areas

For the years ended June 30, 2021, and 2020, United States customers accounted for 100% of the Company’s total revenue.

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

ITEM 3. LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company. The individual in prior years was also issued 500,000 shares of common stock for services. The Company alleged that the individual used the Company's intellectual property without approval. Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him. In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement. As of June 30, 2021, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

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

Market Price Range of Common Stock	Fiscal 2021		Fiscal 2020
Quarter Ended	High	Low	High	Low
September 30	$.06	$.04	$.05	$.04
December 31	$.04	$.03	$.06	$.04
March 31	$.10	$.02	$.06	$.05
June 30	$.08	$.05	$.08	$.04

Shareholders

As of June 30, 2021, there were approximately 797 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

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

Unregistered Sales of Equity Securities

No unregistered sales of equity securities occurred during the years ended June 30, 2021, and 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding awards granted pursuant to our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	3,400,000	$0.07	—
Total	3,400,000	$0.07	—

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Board of Directors granted 1,150,000 stock options to directors and employees under this arrangement in 2019. The Company granted no stock options or stock bonuses to employees and consultants under this arrangement in 2021 and 2020.

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

Results of Operations – June 30, 2021 compared to June 30, 2020

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Mobile banking technology	$93,000	$100,000	$(7,000)	(7.0)
Other revenue, management fee - related party	296,000	338,000	(42,000)	(12.4)
Total Revenues	$389,000	$438,000	$(49,000)	(11.2)

 • Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the years ended June 30, 2021, and 2020 were $93,000 and $100,000, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016.

 • Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2022. The Company earns a fee of 35% of all revenues billed up to June 30, 2022, and recognizes management fee revenue as services are performed.  For the years ended June 30, 2021 and 2020, revenue earned from the management services agreement was $296,000 and $338,000, respectively.

Cost of Sales

Cost of sales for the years ended June 30, 2021 and 2020 totaled $222,000 and $210,000, respectively.

Operating Expenses

General and administrative expenses for the years ended June 30, 2021 and 2020 totaled $861,000 and $630,000, respectively. The increase in general and administrative expenses was primarily due to increased legal and professional fees as compared to the same period of the prior year.

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

Interest expense for the twelve months ended June 30, 2021 and 2020, was $397,000 and $341,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $1,091,000 for the year ended June 30, 2021, compared to a net loss of $576,000 for the year ended June 30, 2020.

Liquidity and Capital Resources

Our cash balance on June 30, 2021 increased to $238,000 as compared to $228,000 on June 30, 2020. The increase was the result of the $682,000 cash provided by financing activities offset by $672,000 cash used in operating activities . Net cash used in operations during the period ended June 30, 2021, was $672,000, compared with $380,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended June 30, 2021, was primarily from our net loss of $1,091,000, offset by an increase in interest accrued on notes payable of $397,000, common stock issued for services of $10,000, and general changes to our working capital accounts of $12,000. Net cash provided by financing activities of $682,000 during the period ended June 30, 2021, was due to proceeds received of $118,000 from SBA PPP loans payable, and proceeds received of $564,000 from notes payable. During the same period of the prior year, net cash provided by financing activities of $517,000 was from proceeds received from notes payable.

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2021, the Company incurred a loss of $1,091,000 and used cash in operating activities of $672,000, and at June 30, 2021, the Company had a stockholders’ deficiency of $6,930,000. In addition, as of June 30, 2021, the Company is in default on $710,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2021 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2022 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2022 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Lawrence J. Johanns, a significant Company stockholder.

Convertible notes and notes payable

Convertible and notes payable includes principal and accrued interest and consists of the following at June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020
(a) Unsecured convertible notes ($19,000 and $18,000 in default)	$62,000	$59,000
(b) Notes payable (in default)	440,000	423,000
(c) Notes payable (in default)	27,000	26,000
Total notes-third parties	$529,000	$508,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2019, convertible notes totaled $224,000. During the years ended June 30, 2020, interest of $2,000 was added to the principal. In addition, the Company and one of the holders of the convertible notes agreed to extinguish a convertible note payable of $167,000 resulting in a gain on extinguishment, resulting in a balance owed of $59,000 at June 30, 2020. During the years ended June 30, 2021, interest of $3,000 was added to the principal resulting in a balance owed of $62,000 at June 30, 2021. On June 30, 2021, $19,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 63,952 shares of the Company’s common stock. The balance of $43,000 is due on demand and convertible at a conversion price of $0.08 per share into 530,658 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2019, the notes totaled $405,000. During the year ended June 30, 2020, interest of $18,000 was added to principal resulting in a balance owed of $423,000 at June 30, 2020. During the year ended June 30, 2021, interest of $17,000 was added to principal resulting in a balance owed of $440,000 at June 30, 2021. At June 30, 2021, $396,000 of notes are secured by the Company’s intellectual property and $44,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2019, the notes totaled $25,000. During the year ended June 30, 2020, interest of $1,000 was added to principal, resulting in a balance owed of $26,000 at June 30, 2020. During the year ended June 30, 2021, interest of $1,000 was added to principal, resulting in a balance owed of $27,000 at June 30, 2021.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties includes principal and accrued interest and consists of the following at June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020
(a) Convertible notes-The Matthews Group	$1,741,000	$1,560,000
(b) Notes payable-The Matthews Group	3,375,000	2,630,000
(c) Convertible notes-other related parties ($224,000 and $215,000 in default)	308,000	294,000
Total notes-related parties	$5,424,000	$4,484,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2019, convertible notes due to The Matthews Group totaled $1,453,000. During the year ended June 30, 2020, interest of $107,000 was added to principal resulting in a balance payable of $1,560,000 at June 30, 2020. During the year ended June 30, 2021, $67,000 of notes payable were issued and interest of $114,000 was added to principal, resulting in a balance payable of $1,741,000 at June 30, 2021. At June 30, 2021, the notes are convertible at a conversion price of $0.08 per share into 21,757,975 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group dated September 30, 2015. At June 30, 2019, notes due to The Matthews Group totaled $1,915,000. During the year ended June 30, 2020, $517,000 of notes payable were issued and interest of $198,000 was added to principal, resulting in a balance owed of $2,630,000 at June 30, 2020. During the year ended June 30, 2021, $497,000 of notes payable were issued and interest of $248,000 was added to principal, resulting in a balance owed of $3,375,000 at June 30, 2021.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2019, convertible notes due to other related parties totaled $279,000. During the year ended June 30, 2020, interest of $15,000 was added to principal resulting in a balance owed of $294,000 at June 30, 2020. During the year ended June 30, 2021, interest of $14,000 was added to principal resulting in a balance owed of $308,000 at June 30, 2021. At June 30, 2021, $224,000 of the notes were due in 2010 and are in default, and the balance of $84,000 is due on demand. At June 30, 2021, $224,000 of the notes are convertible at a conversion price of $0.30 per share into 747,081 shares of the Company’s common stock, and $84,000 of the notes are convertible at a conversion price of $0.08 per share into 1,045,050 shares of the Company’s common stock.

Loans Payable

On March 23, 2021, the Company was granted its first loan for $59,000 (the “PPP loan”) from Community Federal Savings Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. On June 1, 2021, the Company was granted a second PPP loan for $59,000 from Community Federal Savings Bank with similar loan terms. Concurrently, as of June 30, 2021, the total amount owed for PPP loans was $118,000.

The PPP loan matures on March 23, 2026, bears interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). The PPP loan is payable monthly commencing 6 months after the end of the covered period, which ends in September 2021. In accordance with the PPP Flexibility Act, if the Company applies for loan forgiveness within 10 months after the end of the covered period, then no payments are due until the SBA remits payment of a forgiveness amount or determines that no forgiveness is authorized. If the Company does not submit a request for forgiveness within 10 months after the end of the covered period, the Company will begin making payments on the PPP loan.

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

b. Other revenue, management fee - related party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2022. The Company earned a fee of 35% of all revenues billed up to June 30, 2021.

Recently Issued Accounting Standards

See Footnote 1 of consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
PART I - FINANCIAL INFORMATION
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2021 and 2020	F-2
Consolidated Statements of Operations for the Years Ended June 30, 2021 and 2020	F-3
Consolidated Statements of Stockholders’ Deficiency for the Years Ended June 30, 2021 and 2020	F-4
Consolidated Statements of Cash Flows for the Years Ended June 30, 2021 and 2020	F-5
Notes to Consolidated Financial Statements	F-6 to F-16

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Veritec, Inc.

Golden Valley, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veritec, Inc. (the “Company”) and subsidiaries as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Revenue from Related Party

As described in Note 9 to the consolidated financial statements, the Company has entered into a management services agreement (the “Agreement”) with The Matthews Group (TMG), to manage all facets of their barcode technology operations through June 30, 2022. The Matthews Group (TMG) is owned 50% by Ms. Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. Pursuant to the Agreement, the Company earns a fee of 35% of all revenues billed up by TMG to its customers. The Company recognizes management fee revenue as services are performed by TMG.  Management fee revenue from the Agreement represented approximately 76% of the Company’s total revenue for the fiscal year ended June 30, 2021.

We identified the Company’s recording of revenue as a critical audit matter because of the complexity involved in the recognition of such revenue, in particular given its related party nature. In turn, the auditing of revenue from related party required a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating the results of those procedures to ensure revenue has been properly recorded.

The primary procedures we performed to address this critical audit matter included:

•	We obtained and evaluated documentation prepared by management which outlines the Company’s revenue recognition policies and their processes to determine the revenue to be recognized from TMG sales pursuant to the underlying agreements and current accounting guidelines.

•	We evaluated whether the Company’s conclusion in such documentation was consistent with relevant accounting standards.

•	We obtained a schedule of all revenue recognized by TMG and reconciled the recorded revenue to the underlying accounting records.

•	We selected a sample of revenue transactions recorded by TMG and performed detail testing including the following for each selection:

❒	Obtained evidence of a contract with the customer;
❒	Compared the amounts recognized and timing of revenue recognition to underlying source documents such as invoices, form of payments, and executed contracts and related modifications, if any;
❒	Evaluated the Company’s application of their accounting policies to determine the timing and amount recognized; and
❒	For each sample tested, we recalculated the Company’s share of revenue based upon the terms of the agreement and reconciled to the Company’s accounting records.

•	We read and evaluated management’s disclosure of the nature of the transaction and identification as related party transaction

/s/ Weinberg & Company, P.A.

Los Angeles, California
October 8, 2021

We have served as the Company’s auditor since 2008

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS
Current Assets:
Cash	$238,000	$228,000
Accounts receivable	8,000	10,000
Prepaid expenses	5,000	6,000
Total Assets	$251,000	$244,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$691,000	$689,000
Accounts payable, related party	96,000	96,000
Accrued expenses	71,000	70,000
Customer deposits	97,000	91,000
Convertible notes and notes payable ($486,000 and $467,000 in default)	529,000	508,000
Convertible notes and notes payable, related parties ($224,000 and $215,000 in default)	5,424,000	4,484,000
Total Current Liabilities	6,908,000	5,938,000

PPP loans payable	118,000	—
Contingent earnout liability	155,000	155,000
Total Liabilities	7,181,000	6,093,000

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,988,007 and 39,738,007 shares issued and outstanding at June 30, 2021, and 2020, respectively	400,000	397,000
Common stock to be issued, 145,000 shares to be issued	12,000	12,000
Additional paid-in capital	18,143,000	18,136,000
Accumulated deficit	(25,486,000)	(24,395,000)
Total Stockholders' Deficiency	(6,930,000)	(5,849,000)
Total Liabilities and Stockholders’ Deficiency	$251,000	$244,000

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended June 30,
	2021	2020
Revenue:
Mobile banking technology revenue	$93,000	$100,000
Other revenue, management fee - related party	296,000	338,000
Total revenue	389,000	438,000

Cost of sales	222,000	210,000
Gross profit	167,000	228,000

Operating Expenses:
Selling, general and administrative expenses (including $51,000 and $51,000, respectively, to a related party)	861,000	630,000
Total operating expenses	861,000	630,000
Loss from operations	(694,000)	(402,000)

Other Income (Expense):
Gain on extinguishment of convertible note payable	—	167,000
Interest expense (including $376,000 and $320,000, respectively, to related parties)	(397,000)	(341,000)
Total Other Expense:	(397,000)	(174,000)

Net Loss	$(1,091,000)	$(576,000)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	39,803,760	39,638,829

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2019	1,000	$1,000	39,538,007	$395,000	$12,000	$18,112,000	$(23,819,000)	$(5,299,000)
Stock-based compensation	—	—	—	—	—	16,000	—	16,000
Common stock issued for services	—	—	200,000	2,000	—	8,000	—	10,000
Net Loss	—	—	—	—	—	—	(576,000)	(576,000)
Balance, June 30, 2020	1,000	1,000	39,738,007	397,000	12,000	18,136,000	(24,395,000)	(5,849,000)
Common stock issued for services	—	—	250,000	3,000	—	7,000	—	10,000
Net Loss	—	—	—	—	—	—	(1,091,000)	(1,091,000)
Balance, June 30, 2021	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,486,000)	$(6,930,000)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,091,000)	$(576,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on notes payable	397,000	341,000
Common stock issued for services	10,000	10,000
Stock-based compensation	—	16,000
Gain on extinguishment of convertible note payable	—	(167,000)
Changes in operating assets and liabilities:
Accounts receivable	2,000	(1,000)
Prepaid expenses	1,000	(1,000)
Customer deposits	6,000	23,000
Accounts payable	2,000	(28,000)
Accounts payable, related party	—	(4,000)
Accrued expenses	1,000	7,000
Net cash used in operating activities	(672,000)	(380,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loans payable	118,000	—
Proceeds from convertible notes payable-related party	67,000	—
Proceeds from notes payable-related party	497,000	517,000
Net cash provided by financing activities	682,000	517,000

NET INCREASE IN CASH	10,000	137,000
CASH AT BEGINNING OF PERIOD	228,000	91,000
CASH AT END OF PERIOD	$238,000	$228,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2021 AND 2020

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

On December 31, 2015, the Company sold all of its assets of its barcode technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 9). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2022. The Company earns a fee of 35% of all revenues billed up to June 30, 2022, and recognizes management fee revenue as services are performed.

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

Cash and cash equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. The Company held no cash equivalents as of June 30, 2021 and 2020.

Accounts Receivable

The Company grants uncollateralized credit to customers but requires deposits on unique orders. Management periodically reviews its accounts receivable and provides an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the near term. Based on management’s assessment, no allowance for doubtful accounts was considered necessary at June 30, 2021, or 2020.

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

Other Revenue, Management Fee - Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 9). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2022. The Company earned a fee of 35% of all revenues billed up to June 30, 2022. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Fiscal years ended June 30,
	2021	2020
Mobile banking technology revenue	$93,000	$100,000
Other revenue, management fee - related party	296,000	338,000
Total revenue	$389,000	$438,000

The following table shows the Company’s disaggregated net sales by customer type for our Mobile banking technology:

	Fiscal years ended June 30,
	2021	2020
Medical	$60,000	$63,000
Associations	12,000	11,000
Education	12,000	12,000
Other	9,000	14,000
Total revenue	$93,000	$100,000

During the years ended June 30, 2021 and 2020, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $296,000 and $338,000 for the years ended June 30, 2021 and 2020, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

For the years ended June 30, 2021 and 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of June 30, 2021 and 2020, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2021	2020
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	24,144,716	21,779,065
Options	3,400,000	3,650,000
Total	27,554,716	25,439,065

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, contractors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, employees, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants, which are generally time vested, will be measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date and the estimated volatility of the common stock over the term of the equity award.

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

The carrying amounts of financial instruments such as cash, accounts receivable, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of loans and notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

Concentrations

During the years ended June 30, 2021 and 2020, the Company had one customer, a related party, that represented 76% and 77% of our revenues, respectively. No other customer represented more than 10% of our revenues.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2021, the Company recorded a loss of $1,091,000, used cash in operating activities of $672,000, and at June 30, 2021, the Company had a stockholders’ deficiency of $6,930,000. In addition, as of June 30, 2021, the Company is delinquent in payment of $710,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2022 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

NOTE 3 –CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. For the years ended June 30, 2021 and 2020, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible and notes payable includes principal and accrued interest and consists of the following at June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020
(a) Unsecured convertible notes ($19,000 and $18,000 in default)	$62,000	$59,000
(b) Notes payable (in default)	440,000	423,000
(c) Notes payable (in default)	27,000	26,000
Total notes-third parties	$529,000	$508,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2019, convertible notes totaled $224,000. During the year ended June 30, 2020, interest of $2,000 was added to the principal. In addition, the Company and one of the holders of the convertible notes agreed to extinguish a convertible note payable of $167,000 resulting in a gain on extinguishment (see Note 10), resulting in a balance owed of $59,000 at June 30, 2020. During the year ended June 30, 2021, interest of $3,000 was added to the principal resulting in a balance owed of $62,000 as of the year then ended. On June 30, 2021, $19,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 63,952 shares of the Company’s common stock. The balance of $43,000 is due on demand and convertible at a conversion price of $0.08 per share into 530,658 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2019, the notes totaled $405,000. During the year ended June 30, 2020, interest of $18,000 was added to principal resulting in a balance owed of $423,000 at June 30, 2020. During the year ended June 30, 2021, interest of $17,000 was added to principal resulting in a balance owed of $440,000 at June 30, 2021. At June 30, 2021, $396,000 of notes are secured by the Company’s intellectual property and $44,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2019, the notes totaled $25,000. During the year ended June 30, 2020, interest of $1,000 was added to principal, resulting in a balance owed of $26,000 at June 30, 2020. During the year ended June 30, 2021, interest of $1,000 was added to principal, resulting in a balance owed of $27,000 at June 30, 2021.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties includes principal and accrued interest and consists of the following at June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020
(a) Convertible notes-The Matthews Group	$1,741,000	$1,560,000
(b) Notes payable-The Matthews Group	3,375,000	2,630,000
(c) Convertible notes-other related parties ($224,000 and $215,000 in default)	308,000	294,000
Total notes-related parties	$5,424,000	$4,484,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 9) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2019, convertible notes due to The Matthews Group totaled $1,453,000. During the year ended June 30, 2020, interest of $107,000 was added to principal resulting in a balance payable of $1,560,000 at June 30, 2020. During the year ended June 30, 2021, $67,000 of notes payable were issued and interest of $114,000 was added to principal, resulting in a balance payable of $1,741,000 at June 30, 2021. At June 30, 2021, the notes are convertible at a conversion price of $0.08 per share into 21,757,975 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 9) dated September 30, 2015. At June 30, 2019, notes due to The Matthews Group totaled $1,915,000. During the year ended June 30, 2020, $517,000 of notes payable were issued and interest of $198,000 was added to principal, resulting in a balance owed of $2,630,000 at June 30, 2020. During the year ended June 30, 2021, $497,000 of notes payable were issued and interest of $248,000 was added to principal, resulting in a balance owed of $3,375,000 at June 30, 2021.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2019, convertible notes due to other related parties totaled $279,000. During the year ended June 30, 2020, interest of $15,000 was added to principal resulting in a balance owed of $294,000 at June 30, 2020. During the year ended June 30, 2021, interest of $14,000 was added to principal resulting in a balance owed of $308,000 at June 30, 2021. At June 30, 2021, $224,000 of the notes were due in 2010 and are in default, and the balance of $84,000 is due on demand. At June 30, 2021, $224,000 of the notes are convertible at a conversion price of $0.30 per share into 747,081 shares of the Company’s common stock, and $84,000 of the notes are convertible at a conversion price of $0.08 per share into 1,045,050 shares of the Company’s common stock.

NOTE 5 –LOANS PAYABLE

On March 23, 2021, the Company was granted its first loan for $59,000 (the “PPP loan”) from Community Federal Savings Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. On June 1, 2021, the Company was granted a second PPP loan for $59,000 from Community Federal Savings Bank with similar loan terms. Concurrently, as of June 30, 2021, the total amount owed for PPP loans was $118,000.

The PPP loan matures on March 23, 2026, bears interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). The PPP loan is payable monthly commencing 6 months after the end of the covered period, which ends in September 2021. In accordance with the PPP Flexibility Act, if the Company applies for loan forgiveness within 10 months after the end of the covered period, then no payments are due until the SBA remits payment of a forgiveness amount or determines that no forgiveness is authorized. If the Company does not submit a request for forgiveness within 10 months after the end of the covered period, the Company will begin making payments on the PPP loan.

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

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2021 and 2020, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock Issued for Services

During the twelve months ended June 30, 2021, the Company issued 250,000 shares of common stock to a consultant, with a fair value of $10,000 at date of grant, which was recognized as compensation cost.

During the twelve months June 30, 2020, the Company issued 200,000 shares of common stock to a consultant, with a fair value of $10,000 at date of grant, which was recognized as compensation cost.

Common Stock to be Issued

At June 30, 2021 and 2020, 145,000 shares of common stock to be issued with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying consolidated financial statements.

NOTE 7 – STOCK OPTIONS

A summary of stock options as of June 30, 2021 and for the two years then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2019	3,650,000	$0.08
Granted	—	—
Forfeited	—	$—
Outstanding at June 30, 2020	3,650,000	$0.06
Granted	—	—
Forfeited	(250,000)	$(0.03)
Outstanding at June 30, 2021	3,400,000	$0.07
Exercisable at June 30, 2021	3,400,000	$0.07

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

In December 2018, the Company granted to its directors and employees, stock options to purchase an aggregate of 1,150,000 shares of Common Stock. The fair value of the stock options granted was determined to be $21,000 and was being amortized over the vesting period of 12 months. During the year ended June 30, 2020, the Company recorded stock-based compensation expense of $10,000 related to the vesting of these options. As of June 30, 2020, the Company had no outstanding unvested options with future compensation costs. The outstanding and exercisable stock options had an intrinsic value of $18,000 and $12,000, on June 30, 2021, and June 30, 2020, respectively.

Additional information regarding options outstanding as of June 30, 2021, is as follows:

Options Outstanding at June 30, 2021				Options Exercisable at June 30, 2021
Range of Exercise	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.03	900,000	3.48	$0.03	900,000	$0.03
$0.08	2,500,000	0.61	$0.08	2,500,000	$0.08
	3,400,000			3,400,000

NOTE 8 - INCOME TAXES

For the year ended June 30, 2021, net loss was $1,091,000, as compared to a net loss of $576,000 for the year ended June 30, 2020. For the years ended June 30, 2021 and 2020, no provision for income taxes was recorded.

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended June 30,
	2021	2020
Federal statutory tax rate	21%	21%
State tax, net of federal benefit	6%	6%
Total tax rate	27%	27%
Allowance	(27)%	(27)%
Effective tax rate	—%	—%

The following is a summary of the deferred tax assets:

	Year Ended June 30,
	2021	2020
Net operating loss carryforwards	$3,846,000	$3,554,000
Deferred tax assets before valuation allowance	3,846,000	3,554,000
Valuation allowance	(3,846,000)	(3,554,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2021 and 2020 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2021, was an increase of $292,000.

Veritec has net operating loss carryforwards of approximately $14,243,000 for federal purposes available to offset future taxable income that expires in varying amounts through 2041. The ability to utilize the net operating loss carryforwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership). The Company is subject to examination by tax authorities for all years for which a loss carryforward is utilized in subsequent periods.

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2021 and 2020, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2021 and 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 4).

Management Services Agreement and Related Notes Payable with Related Party

The Company’s Barcode Technology was invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records, and other high-security applications. On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company then entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2022. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2021, from the barcode technology operations. During the years ended June 30, 2021 and 2020, the Company recorded management fee revenue related to this agreement of $296,000 and $338,000, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company and reflected as proceeds from unsecured notes payable due The Matthews Group. During the years ended June 30, 2021 and 2020, cash flow loans of $497,000 and $517,000, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2021, cash flow loans of $3,375,000 are due to The Matthews Group (see Note 4).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of June 30, 2021 and 2020, total advances to Ms. Tran amounted to $96,000 and $96,000, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For both the years ended June 30, 2021 and 2020, lease payments to Ms. Tran totaled $51,000.

NOTE 10 – LEGAL PROCEEDINGS

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

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of June 30, 2021, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

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

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the years ended June 30, 2021 and 2020, salaries paid to Van Thuy Tran under this agreement totated $150,000 and $150,000.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of June 30, 2021, the members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	76
Laird Powers	Director	73

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

Laird E. Powers is a member of the Board and is a private investor in emerging technology companies. He has been involved with the Company since its early stages in 1986. In addition, for the past 32 years, he is the president and owner of a construction company in Northern California. He holds a Bachelor of Science degree in Psychology with a Mathematics minor from California State University - Hayward.

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

Committee and Board Meetings

Three meetings of our Board of Directors was held in fiscal 2021. The Audit Committee is currently comprised of one independent director who does qualify as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission and the NASDAQ Capital Market.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2021 and 2020 who was the only individual that served as a principal executive officer, and who was the only “Named Executive Officer” of the Company.

Name	Year	Salaries ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran Chief Executive Officer	2021	$150,000	—	—	—	—	$150,000
Van Thuy Tran Chief Executive Officer	2020	$150,000	—	—	—	—	$150,000

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

Director Compensation

The following table summarizes the compensation paid to our directors for the year ended June 30, 2021:

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Tran Director and Chief Executive Officer (1)	2021	—	—	—	—	—	—
Steve Handy, Director (1) (2)	2021	—	—	—	—	—	—
Laird Powers, Director (1)	2021	—	—	—	—	—	—

(1)	Directors who are employed by the Company do not receive separate compensation for services on the Board of Directors. Members of the Board of Directors who are not employees of the Company currently receive no fees. In addition, members of the Board of Directors are reimbursed for any expenses incurred in attending the meetings.
(2)	On April 28, 2021, Steve Handy resigned as a member of the Company’s Board of Directors. Mr. Handy did not resign from the Board of Directors due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

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

Name	Number of Shares Beneficially Owned	Percent of Shares
Laird Powers	252,984	0.6%
Van Thuy Tran	229,250	0.6%
All Officers and Directors as a group (3 persons)	482,234	1.2%
The Matthews Group LLC (1)	29,352,547	73.4%

(1)	The above shares include 50% of the shares owned or issuable to The Matthews Group. Van Thuy Tran and Lawrence J. Johanns each own 50% of The Matthews Group.

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

Management Services Agreement and Related Notes Payable with Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2022. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2022, from the barcode technology operations. During the years ended June 30, 2021 and 2020, the Company recorded management fee revenue related to this agreement of $296,000 and $338,000, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the years ended June 30, 2021 and 2020, cash flow loans of $497,000 and $517,000, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2021, cash flow loans of $3,375,000 are due to The Matthews Group.

Advances from Related Parties

As of both June 30, 2021 and 2020, $96,000 and $96,000 of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets, respectively. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For both the years ended June 30, 2021 and 2020, lease payments to Ms. Van Tran totaled $51,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended June 30, 2021 and 2020:

Fees	2021	2020
Weinberg & Company, CPAs
Audit fees	$67,000	$63,000
Audit Related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$67,000	$63,000

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

VERITEC, INC.
a Nevada corporation

October 8, 2021	By:	/s/ Van Thuy Tran
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	October 8, 2021
Van Thuy Tran

/s/ LAIRD POWERS	Director	October 8, 2021
Laird Powers

