Form 10-Q
period 2022-03-31
VERITEC INC
filed 2022-05-02
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of April 30, 2022, was 39,988,007.

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

PART I

ITEM 1 FINANCIAL STATEMENTS

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$189,000	$238,000
Accounts receivable	7,000	8,000
Prepaid expenses	4,000	5,000
Total Assets	$200,000	$251,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$668,000	$691,000
Accounts payable, related party	96,000	96,000
Accrued expenses	67,000	71,000
Customer deposits	26,000	97,000
Convertible notes and notes payable ($501,000 and $486,000 in default)	544,000	529,000
Convertible notes and notes payable, related parties ($231,000 and $224,000 in default)	6,163,000	5,424,000
Total Current Liabilities	7,564,000	6,908,000

PPP loans payable	—	118,000
Contingent earnout liability	155,000	155,000
Total Liabilities	7,719,000	7,181,000

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,988,007 and 39,988,007 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	400,000	400,000
Common stock to be issued, 145,000 shares to be issued	12,000	12,000
Additional paid-in capital	18,143,000	18,143,000
Accumulated deficit	(26,075,000)	(25,486,000)
Total Stockholders' Deficiency	(7,519,000)	(6,930,000)
Total Liabilities and Stockholders’ Deficiency	$200,000	$251,000

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$23,000	$24,000	$70,000	$70,000
Other revenue, management fee related party	67,000	52,000	217,000	219,000
Total revenue	90,000	76,000	287,000	289,000

Cost of sales	52,000	60,000	150,000	171,000
Gross profit	38,000	16,000	137,000	118,000

Operating Expenses:
Selling, general and administrative expenses (1)	158,000	184,000	513,000	632,000
Total operating expenses	158,000	184,000	513,000	632,000

Loss from operations	(120,000)	(168,000)	(376,000)	(514,000)

Other Income (Expense)
Gain on forgiveness of SBA PPP loans	—	—	118,000	—
Interest expense (2)	(114,000)	(100,000)	(331,000)	(292,000)
Total other income (expense)	(114,000)	(100,000)	(213,000)	(292,000)

Net Loss	$(234,000)	$(268,000)	$(589,000)	$(806,000)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	39,988,007	39,751,743	39,988,007	39,742,586

(1) Includes expenses to related party	$12,000	$13,000	$38,000	$106,000
(2) Includes interest expense to related parties	$109,000	$95,000	$316,000	$276,000

See accompanying notes

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Three Months Ended March 31, 2022 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, December 31, 2021(Unaudited)	1,000	1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,841,000)	$(7,285,000)
Net Loss	—	—	—	—	—	—	(234,000)	(234,000)
Balance, March 31, 2022 (Unaudited)	1,000	1,000	39,988,007	$400,000	12,000	$18,143,000	$(26,075,000)	$(7,519,000)

  Nine Months Ended March 31, 2022 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2021	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,486,000)	$(6,930,000)
Net Loss	—	—	—	—	—	—	(589,000)	(589,000)
Balance, March 31, 2022 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(26,075,000)	$(7,519,000)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (continued)

  Three Months Ended March 31, 2021 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, December 31, 2020 (Unaudited)	1,000	1,000	39,738,007	$397,000	$12,000	$18,136,000	$(24,933,000)	$(6,387,000)
Common stock issued for services	—	—	250,000	3,000	—	7,000		10,000
Net Loss							(268,000)	(268,000)
Balance, March 31, 2021 (Unaudited)	1,000	1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,201,000)	$(6,645,000)

Nine Months Ended March 31, 2021 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2020	1,000	1,000	39,738,007	$397,000	$12,000	$18,136,000	$(24,395,000)	$(5,849,000)
Common stock issued for services	—	—	250,000	3,000	—	7,000		10,000
Net Loss							(806,000)	(806,000)
Balance, March 31, 2021 (Unaudited)	1,000	1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,201,000)	$(6,645,000)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(589,000)	$(806,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on notes payable	330,000	292,000
Common stock issued for services	—	10,000
Gain on forgiveness of SBA PPP loan	(118,000)	—
Changes in operating assets and liabilities:
Accounts receivable	1,000	—
Prepaid expenses	1,000	2,000
Customer deposits	(71,000)	(16,000)
Accounts payable	(23,000)	28,000
Accrued expense	(4,000)	(6,000)
Net cash used in operating activities	(473,000)	(496,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from SBA PPP loan	—	59,000
Proceeds from convertible notes payable – related party	—	67,000
Proceeds from notes payable - related party	424,000	358,000
Net cash provided by financing activities	424,000	484,000

NET DECREASE IN CASH	(49,000)	(12,000)
CASH AT BEGINNING OF PERIOD	238,000	228,000
CASH AT END OF PERIOD	$189,000	$216,000

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended March 31, 2022 and 2021
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

On December 31, 2015, the Company sold all of its assets of its barcode technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 7). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2022. The Company earns a fee of 35% of all revenues billed up to June 30, 2022, and recognizes management fee revenue as services are performed. Management expects the services agreement to be extended prior to the current expiration.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. The Condensed Consolidated balance Sheet information as of June 30, 2021, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 8, 2021. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly-owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended March 31, 2022, the Company incurred a net loss of $589,000 and used cash in operating activities of $473,000, and on March 31, 2022, the Company had a working capital deficit of $7,364,000. In addition, as of March 31, 2022, the Company is delinquent in payment of $732,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2021 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Other Revenue, Management Fee - Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 7). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2022. The Company earned a fee of 35% of all revenues billed up to March 31, 2022. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Mobile banking technology revenue	$23,000	$24,000	$70,000	$70,000
Other revenue, management fee related party	67,000	52,000	217,000	219,000
Total revenue	$90,000	$76,000	$287,000	$289,000

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Medical	$13,000	$15,000	$41,000	$45,000
Associations	3,000	3,000	9,000	9,000
Education	3,000	3,000	9,000	9,000
Other	4,000	3,000	11,000	7,000
Other revenue, management fee related party	67,000	52,000	217,000	219,000
Total revenue	$90,000	$76,000	$287,000	$289,000

During the periods ended March 31, 2022 and 2021, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $67,000 and $217,000, and $52,000 and $219,000 for the three and nine month periods ended March 31, 2022 and 2021, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

For the period ended March 31, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of March 31, 2022, and 2021, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of March 31,
	2022	2021
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	25,294,355	23,758,666
Options	900,000	3,650,000
Total	26,204,355	27,418,666

Concentrations

During the three month period ended March 31, 2022 and 2021, the Company had two customers that represented 74% (related party) and 14%, and 68% (related party) and 20% of our revenues, respectively. No other customer represented more than 10% of our revenues. During the nine month period ended March 31, 2022 and 2021, the Company had two customers that represented 76% (related party) and 14%, and 76% (related party) and 16% of our revenues, respectively. No other customer represented more than 10% of our revenues.

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

NOTE 2 – CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. As of March 31, 2022, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 3 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consists of the following at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
(a) Unsecured convertible notes ($20,000 and $19,000 in default)	$63,000	$62,000
(b) Notes payable (in default)	453,000	440,000
(c) Notes payable (in default)	28,000	27,000
Total convertible notes and notes payable	$544,000	$529,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2021, convertible notes totaled $62,000. During the period ended March 31, 2022, a nominal amount of interest was added to principal, resulting in a balance owed of $63,000 at March 31, 2022. On March 31, 2022, $20,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 65,952 shares of the Company’s common stock. The balance of $43,000 is due on demand and convertible at a conversion price of $0.08 per share into 544,354 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2021, the notes totaled $440,000. During the period ended March 31, 2022, interest of $13,000 was added to principal resulting in a balance owed of $453,000 at March 31, 2022. At March 31, 2022, $408,000 of notes are secured by the Company’s intellectual property and $45,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2021, the notes totaled $27,000. During the period ended March 31, 2022, a nominal amount of interest was added to principal, resulting in a balance owed of $28,000 at March 31, 2022.

Convertible notes and notes payable-related parties

Convertible notes and notes payable-related parties includes principal and accrued interest and consists of the following at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
(a) Convertible notes-The Matthews Group	$1,827,000	$1,741,000
(b) Notes payable-The Matthews Group	4,019,000	3,375,000
(c) Convertible notes-other related parties ($231,000 and $224,000 in default)	317,000	308,000
Total convertible notes and notes payable-related parties	$6,163,000	$5,424,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 7) and is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2021, convertible notes due to The Matthews Group totaled $1,741,000. During the period ended March 31, 2022, interest of $86,000 was added to principal, resulting in a balance owed of $1,827,000 at March 31, 2022. At March 31, 2022, the notes are convertible at a conversion price of $0.08 per share into 22,473,937 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 7) dated December 31, 2015. At June 30, 2021, notes due to The Matthews Group totaled $3,375,000. During the period ended March 31, 2022, $424,000 of notes payable were issued and interest of $220,000 was added to principal, resulting in a balance owed of $4,019,000 at March 31, 2022.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2021, convertible notes due to other related parties totaled $308,000. During the period ended March 31, 2022, interest of $9,000 was added to principal resulting in a balance owed of $317,000 at March 31, 2022. At March 31, 2022, $231,000 of the notes were due in 2010 and are in default, and the balance of $86,000 is due on demand. At March 31, 2022, $231,000 of the notes are convertible at a conversion price of $0.30 per share into 769,581 shares of the Company’s common stock, and $86,000 of the notes are convertible at a conversion price of $0.08 per share into 1,082,550 shares of the Company’s common stock.

NOTE 4 –LOANS PAYABLE

On March 23, 2021, the Company was granted its first loan for $59,000 (the “PPP loan”) from Community Federal Savings Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. On June 1, 2021, the Company was granted a second PPP loan for $59,000 from Community Federal Savings Bank with similar loan terms. On October 22, 2021, the Company was notified that its PPP loan forgiveness applications totaling $118,000 were approved, and the Company recorded a gain on PPP loan forgiveness on the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2022.

NOTE 5 - STOCKHOLDERS’ DEFICIENCY

Common Stock to be Issued

At March 31, 2022 and June 30, 2021, 145,000 shares of common stock with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying condensed consolidated financial statements.

NOTE 6 – STOCK OPTIONS

A summary of stock options as of March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2021	3,400,000	$0.07
Granted	—	—
Expired	(2,500,000)	$0.08
Outstanding at March 31, 2022	900,000	$0.03
Exercisable at March 31, 2022	900,000	$0.03

As of March 31, 2022, the Company had no outstanding unvested options with future compensation costs. At March 31, 2022 and June 30, 2021, the outstanding and exercisable stock options had an intrinsic value of $0 and $18,000, respectively.

Additional information regarding options outstanding as of March 31, 2022, is as follows:

Options Outstanding and Exercisable at March 31, 2022
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.03	900,000	2.73	$0.03

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

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of barcode technology operations revenues through May 31, 2017. Subsequent to May 31, 2017 and up to June 30, 2022, The Matthews Group earns a fee of 35% from the barcode technology operations. During the periods ended March 31, 2022 and 2021, the Company recorded management fee revenue related to this agreement of $217,000 and $219,000, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the periods ended March 31, 2022 and 2021, cash flow loans of $424,000 and $358,000, respectively, were made to the Company at 10% interest per annum and due on demand. At March 31, 2022, cash flow loans of $4,019,000 are due to The Matthews Group (see Note 3).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of March 31, 2022 and June 30, 2021, total advances to Ms. Tran amounted to $96,000 and $96,000, respectively, and have been presented as accounts payable, related party on the accompanying Condensed Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities on a month-to-month basis from Ms. Tran, the Company’s CEO/Executive Chair. For the three and nine months periods ended March 31, 2022 and 2021, lease and property tax payment to Ms. Tran totaled $12,000 and $38,000, and $13,000 and $106,000, respectively.

NOTE 8 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of March 31, 2022, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On November 1, 2021, the Company and Elite Web Technology Inc. (“Marketer”) entered into a Sales and Marketing Agreement (“Agreement”). The Company agreed that Marketer can market and sale certain Company products as defined in the Agreement. The Company agreed to pay Marketer a sales commission of 15% of gross revenues, and to set aside 500,000 shares of Company common stock, as a bonus, once Marketer achieves $2 million in gross revenues within the first year of the Agreement. In addition, the Company will issue 25,000 stock options for each additional $1.0 million of gross revenues. As of March 31, 2022, the Marketer had not met any of its revenue targets and no commissions or equity compensation was due.

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of March 31, 2022, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Ms. Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the three and nine month periods ended March 31, 2022 and 2021, salaries paid to Van Thuy Tran under this agreement totaled $38,000 and $113,000, and $38,000 and $113,000, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months ended March 31, 2022, compared to March 31, 2021

We had a net loss of $234,000 in the three months ended March 31, 2022, compared to a net loss of $268,000 for the three months ended March 31, 2021.

Revenues

Details of revenues are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Mobile banking technology	$23,000	$24,000	$(1,000)	(4.2)
Other revenue, management fee - related party	67,000	52,000	15,000	28.8
Total Revenues	$90,000	$76,000	$14,000	18.4

• Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Closed Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real-time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended March 31, 2022, and 2021 were $23,000 and $24,000, respectively.

• Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with The Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of The Matthews Group, from October 1, 2015 to June 30, 2022. Per the terms of the management services agreement, the Company earned a fee of 20% of barcode technology operations revenues through May 31, 2017. Subsequent to May 31, 2017 and up to June 30, 2022, The Matthews Group earns a fee of 35% from the barcode technology operations. For the three months ended March 31, 2022 and 2021, revenue earned from the management services agreement was $67,000 and $52,000, respectively.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 and 2021 totaled $52,000 and $60,000, respectively.

Operating Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 totaled $158,000 and $184,000, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased professional fees as compared to the same period of the prior year.

Other Income (Expenses)

Interest expense for the three months ended March 31, 2022 and 2021, was $114,000 and $100,000, respectively. The increase was due to the increase in our notes payable balance.

Results of Operations – Nine months ended March 31, 2022, compared to March 31, 2021

We had a net loss of $589,000 for the nine months ended March 31, 2022, compared to a net loss of $806,000 for the nine months ended March 31, 2021.

Revenues

Details of revenues are as follows:

	Nine Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Mobile banking technology	$70,000	$70,000	$—	—
Other revenue, management fee - related party	217,000	219,000	(2,000)	(0.9)
Total Revenues	$287,000	$289,000	$(2,000)	(0.7)

• Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Closed Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real-time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the nine month period ended March 31, 2022, and 2021 were $70,000 and $70,000, respectively.

• Other revenue, management fee - related party

Effective October 1, 2015, the Company entered into a management services agreement with The Matthews Group for which the Company agreed to manage its previous barcode technology business, on behalf of The Matthews Group, from October 1, 2015 to June 30, 2022. Per the terms of the management services agreement, the Company earned a fee of 20% of barcode technology operations revenues through May 31, 2017. Subsequent to May 31, 2017 and up to June 30, 2022, The Matthews Group earns a fee of 35% from the barcode technology operations. For the nine month period ended March 31, 2022 and 2021, revenue earned from the management services agreement was $217,000 and $219,000, respectively.

Cost of Sales

Cost of sales for the nine month period ended March 31, 2022 and 2021 totaled $150,000 and $171,000, respectively.

Operating Expenses

Selling, general and administrative expenses for the nine month period ended March 31, 2022 and 2021 totaled $513,000 and $632,000, respectively. The decrease in selling, general and administrative expenses was primarily due to a one time settlement of property taxes related to our office lease of $67,000 paid in the prior year period, which did not occur in the current year period, and decreased professional fees as compared to the same period of the prior year.

Other Income (Expenses)

On October 22, 2021, the Company was notified that its PPP loan forgiveness applications totaling $118,000 were approved. No similar activity occurred in the prior year period.

Interest expense for the nine month period ended March 31, 2022 and 2021, was $331,000 and $292,000, respectively. The increase was due to the increase in our notes payable balance.

Liquidity and Capital Resources

Our cash balance on March 31, 2022 decreased to $189,000 as compared to $238,000 on June 30, 2021. The decrease was the result of $473,000 in cash used in operating activities offset by $424,000 in cash provided by financing activities. Net cash used in operations during the period ended March 31, 2022, was $473,000, compared with $496,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended March 31, 2022, was primarily from our net loss of $589,000 and a gain on forgiveness of our SBA PPP loans of $118,000, offset by an increase in interest accrued on notes payable of $38,000, and general changes to our working capital accounts of $96,000. Net cash provided by financing activities of $424,000 during the period ended March 31, 2022, was due to proceeds received from notes payable. During the same period of the prior year, net cash provided by financing activities of $484,000 was from proceeds received from convertible and notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended March 31, 2022, the Company incurred a net loss of $589,000 and cash used in operating activities of $473,000, and on March 31, 2022, the Company had a working capital deficit of $7,364,000. In addition, as of March 31, 2022, the Company is delinquent in payment of $732,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2021 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consists of the following at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
(a) Unsecured convertible notes ($20,000 and $19,000 in default)	$63,000	$62,000
(b) Notes payable (in default)	453,000	440,000
(c) Notes payable (in default)	28,000	27,000
Total convertible notes and notes payable	$544,000	$529,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2021, convertible notes totaled $62,000. During the period ended March 31, 2022, a nominal amount of interest was added to principal, resulting in a balance owed of $63,000 at March 31, 2022. On March 31, 2022, $20,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 65,952 shares of the Company’s common stock. The balance of $43,000 is due on demand and convertible at a conversion price of $0.08 per share into 544,354 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2021, the notes totaled $440,000. During the period ended March 31, 2022, interest of $13,000 was added to principal resulting in a balance owed of $443,000 at March 31, 2022. At March 31, 2022, $408,000 of notes are secured by the Company’s intellectual property and $45,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2021, the notes totaled $27,000. During the period ended March 31, 2022, a nominal amount of interest was added to principal, resulting in a balance owed of $28,000 at March 31, 2022.

Convertible notes and notes payable-related parties

Convertible notes and notes payable-related parties includes principal and accrued interest and consists of the following at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
(a) Convertible notes-The Matthews Group	$1,827,000	$1,741,000
(b) Notes payable-The Matthews Group	4,019,000	3,375,000
(c) Convertible notes-other related parties ($231,000 and $224,000 in default)	317,000	308,000
Total convertible notes and notes payable-related parties	$6,163,000	$5,424,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 7) and is owned 50% by Ms. Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2021, convertible notes due to The Matthews Group totaled $1,741,000. During the period ended March 31, 2022, interest of $86,000 was added to principal, resulting in a balance owed of $1,827,000 at March 31, 2022. At March 31, 2022, the notes are convertible at a conversion price of $0.08 per share into 22,473,937 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 7) dated December 31, 2015. At June 30, 2021, notes due to The Matthews Group totaled $3,375,000. During the period ended March 31, 2022, $424,000 of notes payable were issued and interest of $220,000 was added to principal, resulting in a balance owed of $4,019,000 at March 31, 2022.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2021, convertible notes due to other related parties totaled $308,000. During the period ended March 31, 2022, interest of $9,000 was added to principal resulting in a balance owed of $317,000 at March 31, 2022. At March 31, 2022, $231,000 of the notes were due in 2010 and are in default, and the balance of $86,000 is due on demand. At March 31, 2022, $231,000 of the notes are convertible at a conversion price of $0.30 per share into 769,581 shares of the Company’s common stock, and $86,000 of the notes are convertible at a conversion price of $0.08 per share into 1,082,550 shares of the Company’s common stock.

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

b. Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2022. The Company earned a fee of 35% of all revenues billed up to March 31, 2022.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2021.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of March 31, 2022, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $732,000 representing principal and accrued interest as of March 31, 2022.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2022 and June 30, 2021; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021; (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

May 2, 2022	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

