Form 10-K
period 2022-06-30
VERITEC INC
filed 2022-10-07
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2022

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

Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2021, based on the closing sales price of the common stock as quoted on the OTC Markets was $305,000. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of October 7, 2022, there were 39,988,007 shares of registrant’s common stock outstanding.

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

The Company was also previously engaged in its proprietary two-dimensional matrix symbology technology (also commonly referred to as “two-dimensional barcodes”, “2D barcodes”, or “Barcode Technology”) which it sold on September 30, 2015 to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of The Matthews Group’s Barcode Technology operations through June 30, 2023.

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

Major Customers

During the year ended June 30, 2022, we had two customers, that represented 75% (a related party) and 15% of our revenues, respectively. During the year ended 2021, we had one customer, a related party, that represented 76% of our revenues, respectively. No other customer represented more than 10% of our revenues.

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

Employees

As of June 30, 2022, the Company employed seven employees and six independent contractor consultants.

Financial Information about Geographic Areas

For the years ended June 30, 2022, and 2021, United States customers accounted for 100% of the Company’s total revenue.

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

ITEM 3. LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company. The individual in prior years was also issued 500,000 shares of common stock for services. The Company alleged that the individual used the Company's intellectual property without approval. Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him. In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement. As of June 30, 2022, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

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

Market Price Range of Common Stock	Fiscal 2022		Fiscal 2021
Quarter Ended	High	Low	High	Low
September 30	$0.10	$0.03	$.06	$.04
December 31	$0.05	$0.04	$.04	$.03
March 31	$0.05	$0.03	$.10	$.02
June 30	$0.04	$0.03	$.08	$.05

Shareholders

As of June 30, 2022, there were approximately 797 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

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

Unregistered Sales of Equity Securities

No unregistered sales of equity securities occurred during the years ended June 30, 2022, and 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding awards granted pursuant to our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	900,000	$0.03	—
Total	900,000	$0.03	—

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Board of Directors granted 1,150,000 stock options to directors and employees under this arrangement in 2019. The Company granted no stock options or stock bonuses to employees and consultants under this arrangement in 2022 and 2021.

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

Inflation

Global inflation increased during 2021 and in 2022. The Russia Ukraine conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and operating results could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations – June 30, 2022 compared to June 30, 2021

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Mobile banking technology	$90,000	$93,000	$(3,000)	(3.2)
Other revenue, management fee - related party	263,000	296,000	(33,000)	(11.1)
Total Revenues	$353,000	$389,000	$(36,000)	(9.3)

 • Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the years ended June 30, 2022, and 2021 were $90,000 and $93,000, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016.

 • Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2022. The Company earns a fee of 35% of all revenues billed up to June 30, 2022, and recognizes management fee revenue as services are performed.  For the years ended June 30, 2022 and 2021, revenue earned from the management services agreement was $263,000 and $296,000, respectively.

Cost of Revenue

Cost of revenue for the years ended June 30, 2022 and 2021 totaled $199,000 and $222,000, respectively.

Operating Expenses

General and administrative expenses for the years ended June 30, 2022 and 2021 totaled $728,000 and $861,000, respectively. The decrease in general and administrative expenses was primarily due to increased legal and professional fees as compared to the same period of the prior year.

Other Income (Expenses)

During the year ended June 30, 2022, the Company identified certain long outstanding vendor related accounts payable of $397,000 that were determined to be no longer payable. No similar activity occurred in the prior year period.

On October 22, 2021, the Company was notified that its Paycheck Protection program (“PPP”) loan forgiveness applications totaling $118,000 were approved. No similar activity occurred in the prior year period.

Interest expense for the twelve months ended June 30, 2022 and 2021, was $447,000 and $397,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $506,000 for the year ended June 30, 2022, compared to a net loss of $1,091,000 for the year ended June 30, 2021.

Liquidity and Capital Resources

Our cash balance on June 30, 2022 decreased to $66,000 as compared to $238,000 on June 30, 2021. The decrease was the result of the $503,000 cash provided by financing activities offset by $675,000 cash used in operating activities. Net cash used in operations during the period ended June 30, 2022, was $675,000, compared with $672,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended June 30, 2022, was primarily from our net loss of $506,000, gain on extinguishment of accounts payable of $397,000, a gain on forgiveness of our SBA PPP loans of $118,000, and general net decreases to our working capital accounts of $101,000, and offset by interest accrued on notes payable of $447,000. Net cash provided by financing activities of $503,000 was from proceeds received from notes payable during the period ended June 30, 2022. During the same period of the prior year, net cash provided by financing activities of $682,000 was from proceeds received of $118,000 from SBA PPP loans payable, and proceeds received of $564,000 from notes payable.

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2022, the Company incurred a loss of $506,000 and used cash in operating activities of $675,000, and at June 30, 2022, the Company had a stockholders’ deficiency of $7,436,000. In addition, as of June 30, 2022, the Company is in default on $739,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Convertible notes and notes payable

Convertible and notes payable includes principal and accrued interest and consist of the following at June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
(a) Unsecured convertible notes ($20,000 and $19,000 in default)	$64,000	$62,000
(b) Notes payable (in default)	458,000	440,000
(c) Notes payable (in default)	28,000	27,000
Total notes-third parties	$550,000	$529,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2020, convertible notes totaled $59,000. During the year ended June 30, 2021, interest of $3,000 was added to the principal resulting in a balance owed of $62,000 at June 30, 2021. During the year ended June 30, 2022, interest of $2,000 was added to the principal resulting in a balance owed of $64,000 at June 30, 2022. On June 30, 2022, $20,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 66,619 shares of the Company’s common stock. The balance of $44,000 is due on demand and convertible at a conversion price of $0.08 per share into 548,919 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2020, the notes totaled $423,000. During the year ended June 30, 2021, interest of $17,000 was added to principal resulting in a balance owed of $440,000 at June 30, 2021. During the year ended June 30, 2022, interest of $18,000  was added to principal resulting in a balance owed of $458,000 at June 30, 2022. At June 30, 2022, $412,000 of notes are secured by the Company’s intellectual property and $46,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2020, the notes totaled $26,000. During the year ended June 30, 2021, interest of $1,000 was added to principal, resulting in a balance owed of $27,000 at June 30, 2021. During the year ended June 30, 2022, interest of $1,000 was added to principal, resulting in a balance owed of $28,000 at June 30, 2022.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
(a) Convertible notes-The Matthews Group	$1,855,000	$1,741,000
(b) Notes payable-The Matthews Group	4,177,000	3,375,000
(c)Convertible notes-other related parties ($233,000 and $224,000 in default)	321,000	308,000
Total notes-related parties	$6,353,000	$5,424,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2020, convertible notes due to The Matthews Group totaled $1,560,000. During the year ended June 30, 2021, $67,000 of notes payable were issued and interest of $114,000 was added to principal, resulting in a balance payable of $1,741,000 at June 30, 2021. During the year ended June 30, 2022, $114,000  of interest was added to principal, resulting in a balance payable of $1,855,000 at June 30, 2022. At June 30, 2022, the notes are convertible at a conversion price of $0.08 per share into 23,189,899 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group dated September 30, 2015. At June 30, 2020, notes due to The Matthews Group totaled $2,630,000. During the year ended June 30, 2021, $497,000 of notes payable were issued and interest of $248,000 was added to principal, resulting in a balance owed of $3,375,000 at June 30, 2021. During the year ended June 30, 2022, $503,000 of notes payable were issued and interest of $299,000 was added to principal, resulting in a balance owed of $4,177,000 at June 30, 2022.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2020, convertible notes due to other related parties totaled $294,000. During the year ended June 30, 2021, interest of $14,000 was added to principal resulting in a balance owed of $308,000 at June 30, 2021. During the year ended June 30, 2022, interest of $13,000 was added to principal resulting in a balance owed of $321,000 at June 30, 2022. At June 30, 2022, $233,000 of the notes were due in 2010 and are in default, and the balance of $88,000 is due on demand. At June 30, 2022, $233,000 of the notes are convertible at a conversion price of $0.30 per share into 777,081 shares of the Company’s common stock, and $88,000 of the notes are convertible at a conversion price of $0.08 per share into 1,095,050 shares of the Company’s common stock.

PPP Loans Payable

On March 23, 2021, the Company was granted its first loan for $59,000 (the “PPP loan”) from Community Federal Savings Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. On June 1, 2021, the Company was granted a second PPP loan for $59,000 from Community Federal Savings Bank with similar loan terms. On October 22, 2021, the Company was notified that its PPP loan forgiveness applications totaling $118,000 were approved, and the Company recorded a gain on PPP loan forgiveness on the accompanying consolidated statements of operations for the twelve months ended June 30, 2022.

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

b. Other revenue, management fee - related party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2023. The Company earned a fee of 35% of all revenues billed up to June 30, 2022.

Recently Issued Accounting Standards

See Footnote 1 of consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
PART I - FINANCIAL INFORMATION
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2022 and 2021	F-2
Consolidated Statements of Operations for the Years Ended June 30, 2022 and 2021	F-3
Consolidated Statements of Stockholders’ Deficiency for the Years Ended June 30, 2022 and 2021	F-4
Consolidated Statements of Cash Flows for the Years Ended June 30, 2022 and 2021	F-5
Notes to Consolidated Financial Statements	F-6 to F-16

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Veritec, Inc.

Golden Valley, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veritec, Inc. (the “Company”) and subsidiaries as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition – Revenue from Related Party

As described in Note 9 to the consolidated financial statements, the Company has entered into a management services agreement (the “Agreement”) with The Matthews Group (TMG), to manage all facets of their barcode technology operations through June 30, 2023.  The Matthews Group (TMG) is owned 50% by Ms. Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. Pursuant to the Agreement, the Company earns a fee of 35% of all revenues billed up by TMG to its customers. The Company recognizes management fee revenue as services are performed by TMG.  Management fee revenue from the Agreement represented approximately 75% of the Company’s total revenue for the fiscal year ended June 30, 2022.

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

The primary procedures we performed to address this critical audit matter included:

•	We obtained and evaluated documentation prepared by management which outlines the Company’s revenue recognition policies and their processes to determine the revenue to be recognized from TMG sales pursuant to the underlying agreements and current accounting guidelines.
•	We evaluated whether the Company’s conclusion in such documentation was consistent with relevant accounting standards.
•	We obtained a schedule of all revenue recognized by TMG and reconciled the recorded revenue to the underlying accounting records.
•	We selected a sample of revenue transactions recorded by TMG and performed detail testing including the following for each selection:
–	Obtained evidence of a contract with the customer;
–	Compared the amounts recognized and timing of revenue recognition to underlying source documents such as invoices, form of payments, and executed contracts and related modifications, if any;
–	Evaluated the Company’s application of their accounting policies to determine the timing and amount recognized; and
–	For each sample tested, we recalculated the Company’s share of revenue based upon the terms of the agreement and reconciled to the Company’s accounting records.
•	We read and evaluated management’s disclosure of the nature of the transaction and identification as related party transaction

/s/ Weinberg & Company, P.A.

Los Angeles, California
October 7, 2022

We have served as the Company’s auditor since 2008

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021
ASSETS
Current Assets:
Cash	$66,000	$238,000
Accounts receivable	7,000	8,000
Prepaid expenses	6,000	5,000
Total Assets	$79,000	$251,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$271,000	$691,000
Accounts payable, related party	102,000	96,000
Accrued expenses	59,000	71,000
Customer deposits	25,000	97,000
Convertible notes and notes payable ($506,000 and $486,000 in default)	550,000	529,000
Convertible notes and notes payable, related parties ($233,000 and $224,000 in default)	6,353,000	5,424,000
Total Current Liabilities	7,360,000	6,908,000

PPP loans payable	—	118,000
Contingent earnout liability	155,000	155,000
Total Liabilities	7,515,000	7,181,000

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,988,007 and 39,988,007 shares issued and outstanding at June 30, 2022, and 2021, respectively	400,000	400,000
Common stock to be issued, 145,000 shares to be issued	12,000	12,000
Additional paid-in capital	18,143,000	18,143,000
Accumulated deficit	(25,992,000)	(25,486,000)
Total Stockholders' Deficiency	(7,436,000)	(6,930,000)
Total Liabilities and Stockholders’ Deficiency	$79,000	$251,000

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended June 30,
	2022	2021
Revenue:
Mobile banking technology revenue	$90,000	$93,000
Other revenue, management fee - related party	263,000	296,000
Total revenue	353,000	389,000

Operating Expenses:
Cost of revenue	199,000	222,000
Selling, general and administrative expenses (including $51,000 and $51,000, respectively, to a related party)	728,000	861,000
Total operating expenses	927,000	1,083,000
Loss from operations	(574,000)	(694,000)

Other Income (Expense):
Gain on extinguishment of accounts payable	397,000	—
Gain on forgiveness of SBA PPP loans	118,000	—
Interest expense (including $426,000 and $320,000, respectively, to related parties)	(447,000)	(397,000)
Total Other Income (Expense):	68,000	(397,000)

Net Loss	$(506,000)	$(1,091,000)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding - Basic and Diluted	39,988,007	39,803,760

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2020	1,000	$1,000	39,738,007	$397,000	$12,000	$18,136,000	$(24,395,000)	$(5,849,000)
Common stock issued for services	—	—	250,000	3,000	—	7,000	—	10,000
Net Loss	—	—	—	—	—	—	(1,091,000)	(1,091,000)
Balance, June 30, 2021	1,000	1,000	39,988,007	400,000	12,000	18,143,000	(25,486,000)	(6,930,000)
Net Loss	—	—	—	—	—	—	(506,000)	(506,000)
Balance, June 30, 2022	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,992,000)	$(7,436,000)

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(506,000)	$(1,091,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on notes payable	447,000	397,000
Common stock issued for services	—	10,000
Gain on extinguishment of accounts payable	(397,000)	—
Gain on forgiveness of SBA PPP loan	(118,000)	—
Changes in operating assets and liabilities:
Accounts receivable	1,000	2,000
Prepaid expenses	(1,000)	1,000
Customer deposits	(72,000)	6,000
Accounts payable	(23,000)	2,000
Accounts payable, related party	6,000	—
Accrued expenses	(12,000)	1,000
Net cash used in operating activities	(675,000)	(672,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loans payable	—	118,000
Proceeds from convertible notes payable-related party	—	67,000
Proceeds from notes payable-related party	503,000	497,000
Net cash provided by financing activities	503,000	682,000

NET INCREASE (DECREASE) IN CASH	(172,000)	10,000
CASH AT BEGINNING OF PERIOD	238,000	228,000
CASH AT END OF PERIOD	$66,000	$238,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

See accompanying notes.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2022 AND 2021

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

On December 31, 2015, the Company sold all of its assets of its barcode technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 9 ). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2023. The Company earns a fee of 35% of all revenues billed up to June 30, 2022, and recognizes management fee revenue as services are performed.

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

Cash and cash equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. The Company held no cash equivalents as of June 30, 2022 and 2021.

Accounts Receivable

The Company grants uncollateralized credit to customers but requires deposits on unique orders. Management periodically reviews its accounts receivable and provides an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the near term. Based on management’s assessment, no allowance for doubtful accounts was considered necessary at June 30, 2022, or 2021.

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

Other Revenue, Management Fee - Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 9 ). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2023 . The Company earned a fee of 35% of all revenues billed up to June 30,  2022. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Fiscal years ended June 30,
	2022	2021
Mobile banking technology revenue	$90,000	$93,000
Other revenue, management fee - related party	263,000	296,000
Total revenue	$353,000	$389,000

The following table shows the Company’s disaggregated net sales by customer type:

	Fiscal years ended June 30,
	2022	2021
Medical	$53,000	$60,000
Associations	12,000	12,000
Education	12,000	12,000
Other	13,000	9,000
Other revenue, management fee related party	263,000	296,000
Total revenue	$353,000	$389,000

During the years ended June 30, 2022 and 2021, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $263,000 and $296,000 for the years ended June 30, 2022 and 2021, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

For the years ended June 30, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of June 30, 2022 and 2021, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2022	2021
Series H Convertible Preferred Stock	10,000	10,000
Convertible Notes Payable	25,677,568	24,144,716
Options	900,000	3,400,000
Total	26,577,568	27,554,716

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

Concentrations

During the year ended June 30, 2022, the Company had two customers, that represented 75% (a related party) and 15% of our revenues, respectively. During the year ended 2021, the Company had one customer, a related party, that represented 76% of our revenues, respectively. No other customer represented more than 10% of our revenues.

Segments

The Company operates in one segment, the mobile financial banking industry. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Reclassifications

Certain prior year amounts, consisting primarily of cost of goods sold, have been reclassified as cost of revenue, a component of operating expenses. These reclassifications had no effect on the reported results of operations, total stockholders’ deficiency or cash flows from operations.

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

NOTE 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2022, the Company recorded a loss of $506,000, used cash in operating activities of $675,000, and at June 30, 2022, the Company had a stockholders’ deficiency of $7,436,000. In addition, as of June 30, 2022, the Company is delinquent in payment of $739,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through October 31, 2022  and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

NOTE 3 –CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. For the years ended June 30, 2022 and 2021, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible and notes payable includes principal and accrued interest and consist of the following at June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
(a) Unsecured convertible notes ($20,000 and $19,000 in default)	$64,000	$62,000
(b) Notes payable (in default)	458,000	440,000
(c) Notes payable (in default)	28,000	27,000
Total notes-third parties	$550,000	$529,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2020, convertible notes totaled $59,000. During the year ended June 30, 2021, interest of $3,000 was added to the principal resulting in a balance owed of $62,000 at June 30, 2021. During the year ended June 30, 2022, interest of $2,000 was added to the principal resulting in a balance owed of $64,000 at June 30, 2022. On June 30, 2022, $20,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 66,619 shares of the Company’s common stock. The balance of $44,000 is due on demand and convertible at a conversion price of $0.08 per share into 548,919 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2020, the notes totaled $423,000. During the year ended June 30, 2021, interest of $17,000 was added to principal resulting in a balance owed of $440,000 at June 30, 2021. During the year ended June 30, 2022, interest of $18,000  was added to principal resulting in a balance owed of $458,000 at June 30, 2022. At June 30, 2022, $412,000 of notes are secured by the Company’s intellectual property and $46,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2020, the notes totaled $26,000. During the year ended June 30, 2021, interest of $1,000 was added to principal, resulting in a balance owed of $27,000 at June 30, 2021. During the year ended June 30, 2022, interest of $1,000 was added to principal, resulting in a balance owed of $28,000 at June 30, 2022.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
(a) Convertible notes-The Matthews Group	$1,855,000	$1,741,000
(b) Notes payable-The Matthews Group	4,177,000	3,375,000
(c)Convertible notes-other related parties ($233,000 and $224,000 in default)	321,000	308,000
Total notes-related parties	$6,353,000	$5,424,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 9) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2020, convertible notes due to The Matthews Group totaled $1,560,000. During the year ended June 30, 2021, $67,000 of notes payable were issued and interest of $114,000 was added to principal, resulting in a balance payable of $1,741,000 at June 30, 2021. During the year ended June 30, 2022, $114,000  of interest was added to principal, resulting in a balance payable of $1,855,000 at June 30, 2022. At June 30, 2022, the notes are convertible at a conversion price of $0.08 per share into 23,189,899 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 9) dated September 30, 2015. At June 30, 2020, notes due to The Matthews Group totaled $2,630,000. During the year ended June 30, 2021, $497,000 of notes payable were issued and interest of $248,000 was added to principal, resulting in a balance owed of $3,375,000 at June 30, 2021. During the year ended June 30, 2022, $503,000 of notes payable were issued and interest of $299,000 was added to principal, resulting in a balance owed of $4,177,000 at June 30, 2022.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2020, convertible notes due to other related parties totaled $294,000. During the year ended June 30, 2021, interest of $14,000 was added to principal resulting in a balance owed of $308,000 at June 30, 2021. During the year ended June 30, 2022, interest of $13,000 was added to principal resulting in a balance owed of $321,000 at June 30, 2022. At June 30, 2022, $233,000 of the notes were due in 2010 and are in default, and the balance of $88,000 is due on demand. At June 30, 2022, $233,000 of the notes are convertible at a conversion price of $0.30 per share into 777,081 shares of the Company’s common stock, and $88,000 of the notes are convertible at a conversion price of $0.08 per share into 1,095,050 shares of the Company’s common stock.

NOTE 5 –PPP LOANS PAYABLE

On March 23, 2021, the Company was granted its first loan for $59,000 (the “PPP loan”) from Community Federal Savings Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. On June 1, 2021, the Company was granted a second PPP loan for $59,000 from Community Federal Savings Bank with similar loan terms. On October 22, 2021, the Company was notified that its PPP loan forgiveness applications totaling $118,000 were approved, and the Company recorded a gain on PPP loan forgiveness on the consolidated statements of operations for the twelve months ended June 30, 2022.

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

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Veritec’s common stock at the option of the holder. As of June 30, 2022 and 2021, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock Issued for Services

There were no shares of common stock issued for services during the twelve months ended June 30, 2022. During the twelve months ended June 30, 2021, the Company issued 250,000 shares of common stock to a consultant, with a fair value of $10,000 at date of grant, which was recognized as compensation cost.

Common Stock to be Issued

At June 30, 2022 and 2021, 145,000 shares of common stock to be issued with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying consolidated financial statements.

NOTE 7 – STOCK OPTIONS

A summary of stock options as of June 30, 2022 and for the two years then ended is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2020	3,650,000	$0.08
Granted	—	—
Forfeited	(250,000)	$(0.03)
Outstanding at June 30, 2021	3,400,000	$0.07
Granted	—	—
Forfeited	(2,500,000)	$(0.08)
Outstanding at June 30, 2022	900,000	$0.03
Exercisable at June 30, 2022	900,000	$0.03

As of June 30, 2022, the Company had no outstanding unvested options with future compensation costs. The outstanding and exercisable stock options had an intrinsic value of $0 and $18,000, on June 30, 2022, and June 30, 2021, respectively.

Additional information regarding options outstanding as of June 30, 2022, is as follows:

Options Outstanding and Exercisable at June 30, 2022
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.03	900,000	2.48	$0.03

NOTE 8 - INCOME TAXES

For the year ended June 30, 2022, net loss was $506,000,  as compared to a net loss of $1,091,000 for the year ended June 30, 2021. For the years ended June 30, 2022 and 2021, no provision for income taxes was recorded.

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Years Ended June 30,
	2022	2021
Federal statutory tax rate	21%	21%
State tax, net of federal benefit	6%	6%
Total tax rate	27%	27%
Allowance	(27)%	(27)%
Effective tax rate	—%	—%

The following is a summary of the deferred tax assets:

	Years Ended June 30,
	2022	2021
Net operating loss carryforwards	$3,982,000	$3,846,000
Deferred tax assets before valuation allowance	3,982,000	3,846,000
Valuation allowance	(3,982,000)	(3,846,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2022 and 2021 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2022, was an increase of $136,000.

Veritec has net operating loss carryforwards of approximately $14,749,000 for federal purposes available to offset future taxable income that expires in varying amounts through 2042. The ability to utilize the net operating loss carryforwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership). The Company is subject to examination by tax authorities for all years for which a loss carryforward is utilized in subsequent periods.

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2022 and 2021, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2022 and 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 4).

Management Services Agreement and Related Notes Payable with Related Party

The Company’s Barcode Technology was invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records, and other high-security applications. On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company then entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2023. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2023, from the barcode technology operations. During the years ended June 30, 2022 and 2021, the Company recorded management fee revenue related to this agreement of $263,000 and $296,000, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company and reflected as proceeds from unsecured notes payable due The Matthews Group. During the years ended June 30, 2022 and 2021, cash flow loans of $503,000 and $497,000, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2022, cash flow loans of $4,177,000 are due to The Matthews Group (see Note 4).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of June 30, 2022 and 2021, total advances to Ms. Tran amounted to $102,000 and $96,000, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For both the years ended June 30, 2022 and 2021, lease payments to Ms. Tran totaled $51,000.

NOTE 10 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of June 30, 2022, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On March 26, 2022, as amended on May 10, 2022, the Company and Es Solo Holdings Ltd (“Es Solo”), an England & Whales limited liability company, entered into a Prepaid Card Client Program Management Agreement (“Management Agreement”).  Es Solo develops, markets, and operates prepaid card programs through its affiliations with issuing banks, and the Company desires to have Es Solo develop a prepaid card program to be marketed by the Company for card issuing purposes, pursuant to the terms of the Management Agreement. Es Solo agreed to pay the Company $10,000 as a program setup fee. The Company and Es Solo agreed to a 50%/50% revenue share arrangement based on fees collected from customers using the Company’s prepaid, Bio-ID, and debit card products.  As of June 30, 2022, no revenues have been realized under the Management Agreement.

On November 1, 2021, the Company and Elite Web Technology Inc. (“Marketer”) entered into a Sales and Marketing Agreement (“Agreement”). The Company agreed that Marketer can market and sale certain Company products as defined in the Agreement. The Company agreed to pay Marketer a sales commission of 15% of gross revenues, and to set aside 500,000 shares of Company common stock, as a bonus, once Marketer achieves $2 million in gross revenues within the first year of the Agreement. In addition, the Company will issue 25,000 stock options for each additional $1.0 million of gross revenues. As of June 30, 2022, the Marketer had not met any of its revenue targets and no commissions or equity compensation was due.

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of June 30, 2022, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the years ended June 30, 2022 and 2021, salaries paid to Van Thuy Tran under this agreement totaled $150,000 and $150,000.

NOTE 12 – SUBSEQUENT EVENTS

On July 4, 2022, the Company entered a Memorandum of Understanding (the “MOU”) for the purpose of forming a strategic partnership between the Company and Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks the Company to modify, create, or build a “private label” system for Nugen, with an initial interest in the Company’s blinxPay technology and Bio-ID verification system. Nugen paid the Company $50,000 at date of the MOU signing and agreed to pay the Company a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of June 30, 2022, the members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	77
Laird Powers	Director	74

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

Committee and Board Meetings

Three meetings of our Board of Directors was held in fiscal 2022. The Audit Committee is currently comprised of one independent director who does qualify as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission and the NASDAQ Capital Market.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2022 and 2021 who was the only individual that served as a principal executive officer, and who was the only “Named Executive Officer” of the Company.

Name	Year	Salaries ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran Chief Executive Officer	2022	$150,000	—	—	—	—	$150,000
Van Thuy Tran Chief Executive Officer	2021	$150,000	—	—	—	—	$150,000

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

Director Compensation

The following table summarizes the compensation paid to our directors for the year ended June 30, 2022:

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Tran Director and Chief Executive Officer (1)	2022	—	—	—	—	—	—
Laird Powers, Director (1)	2022	—	—	—	—	—	—
(1)	Directors who are employed by the Company do not receive separate compensation for services on the Board of Directors. Members of the Board of Directors who are not employees of the Company currently receive no fees. In addition, members of the Board of Directors are reimbursed for any expenses incurred in attending the meetings.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested, or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2022 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

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

Management Services Agreement and Related Notes Payable with Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2023 . The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2023, from the barcode technology operations. During the years ended June 30, 2022 and 2021, the Company recorded management fee revenue related to this agreement of $263,000 and $296,000, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the years ended June 30, 2022 and 2021, cash flow loans of $503,000 and $497,000, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2022, cash flow loans of $4,177,000 are due to The Matthews Group.

Advances from Related Parties

As of both June 30, 2022 and 2021, $102,000 and $96,000 of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets, respectively. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran. For both the years ended June 30, 2022 and 2021, lease payments to Ms. Van Tran totaled $51,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended June 30, 2022 and 2021:

Fees	2022	2021
Weinberg & Company, CPAs
Audit fees	$43,000	$67,000
Audit Related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$43,000	$67,000

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

VERITEC, INC.
a Nevada corporation

October 7, 2022	By:	/s/ Van Thuy Tran
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	October 7, 2022
Van Thuy Tran

/s/ LAIRD POWERS	Director	October 7, 2022
Laird Powers

