Form 10-Q
period 2022-09-30
VERITEC INC
filed 2022-11-02
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of November 1, 2022, was 39,988,007.

1

VERITEC, INC. AND SUBSIDIARIES

2

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$152,000	$66,000
Accounts receivable	7,000	7,000
Prepaid expenses	4,000	6,000
Total Assets	$163,000	$79,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$302,000	$271,000
Accounts payable, related party	102,000	102,000
Accrued expenses	70,000	59,000
Customer deposits	24,000	25,000
Deferred revenue	50,000
Convertible notes and notes payable ($511,000 and $506,000 in default)	555,000	550,000
Convertible notes and notes payable, related parties ($235,000 and $223,000 in default)	6,652,000	6,353,000
Total Current Liabilities	7,755,000	7,360,000

Contingent earnout liability	155,000	155,000
Total Liabilities	7,910,000	7,515,000

Commitments and Contingencies

Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,988,007 and 39,988,007 shares issued and outstanding at September 30, 2022, and June 30, 2022, respectively	400,000	400,000
Common stock to be issued, 145,000 shares to be issued	12,000	12,000
Additional paid-in capital	18,143,000	18,143,000
Accumulated deficit	(26,303,000)	(25,992,000)
Total Stockholders' Deficiency	(7,747,000)	(7,436,000)
Total Liabilities and Stockholders’ Deficiency	$163,000	$79,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Revenue:
Mobile banking technology revenue	$20,000	$24,000
Other revenue, management fee - related party	81,000	92,000
Total revenue	101,000	116,000

Operating Expenses:
Cost of revenue	50,000	50,000
Selling, general and administrative expenses (including $13,000 and $13,000, respectively, to a related party)	242,000	190,000
Total operating expenses	292,000	240,000
Loss from operations	(191,000)	(124,000)

Other Expense:
Interest expense (including $115,000 and $102,000, respectively, to related parties)	(120,000)	(108,000)
Total Other Expense:	(120,000)	(108,000)

Net Loss	$(311,000)	$(232,000)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding - Basic and Diluted	39,988,007	39,988,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Three Months Ended September 30, 2022 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2022	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,992,000)	$(7,436,000)
Net Loss	—	—	—	—	—	—	(311,000)	(311,000)
Balance, September 30, 2022 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(26,303,000)	$(7,747,000)

	Three Months Ended September 30, 2021 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2021	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,486,000)	$(6,930,000)
Net Loss	—	—	—	—	—	—	(232,000)	(232,000)
Balance, September 30, 2021 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,718,000)	$(7,162,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(311,000)	$(232,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on notes payable	120,000	107,000
Changes in operating assets and liabilities:
Prepaid expenses	2,000	1,000
Customer deposits	(1,000)	(18,000)
Deferred revenues	50,000	—
Accounts payable	31,000	4,000
Accrued expenses	11,000	(4,000)
Net cash used in operating activities	(98,000)	(142,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related party	184,000	168,000
Net cash provided by financing activities	184,000	168,000

NET INCREASE IN CASH	86,000	26,000
CASH AT BEGINNING OF PERIOD	66,000	238,000
CASH AT END OF PERIOD	$152,000	$264,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2022 and 2021
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

On December 31, 2015, the Company sold all of its assets of its barcode technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2023. The Company earns a fee of 35% of all revenues billed up to September 30, 2022, and recognizes management fee revenue as services are performed.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The Condensed Consolidated balance Sheet information as of June 30, 2022, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2022. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly-owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended September 30, 2022, the Company incurred a net loss of $311,000 and used cash in operating activities of $98,000, and on September 30, 2022, the Company had a stockholders’ deficit of $7,747,000. In addition, as of September 30, 2022, the Company is delinquent in payment of $746,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Other Revenue, Management Fee - Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 9). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2023 . The Company earned a fee of 35% of all revenues billed up to September 30, 2022. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended September 30,
	2022	2021
Mobile banking technology revenue	$20,000	$24,000
Other revenue, management fee - related party	81,000	92,000
Total revenue	$101,000	$116,000

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended September 30,
	2022	2021
Medical	$15,000	$15,000
Associations	3,000	3,000
Education	2,000	3,000
Other	—	3,000
Other revenue, management fee related party	81,000	92,000
Total revenue	$101,000	$116,000

During the three months ended September 30, 2022 and 2021, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $81,000 and $92,000 for the three months ended September 30, 2022 and 2021, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

For the period ended September 30, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of September 30, 2022, and 2021, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of June 30,
	2022	2021
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	26,060,781	24,527,929
Options	900,000	3,400,000
Total	26,970,781	27,937,929

Concentrations

During the three months ended September 30, 2022, the Company had one customer that represented 80% (related party) of our revenues. During the three months ended September 30, 2021, the Company had one customer that represented 79% (related party) of our revenues. No other customer represented more than 10% of our revenues.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 did not have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 – CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. As of September 30, 2022, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 3 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible and notes payable includes principal and accrued interest and consist of the following at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
(a) Unsecured convertible notes ($20,000 and $20,000 in default)	$65,000	$64,000
(b) Notes payable (in default)	462,000	458,000
(c) Notes payable (in default)	28,000	28,000
Total notes-third parties	$555,000	$550,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2022, convertible notes totaled $64,000. During the three months ended September 30, 2022, interest of $1,000 was added to the principal resulting in a balance owed of $65,000 at September 30, 2022. On September 30, 2022, $20,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 67,286 shares of the Company’s common stock. The balance of $45,000 is due on demand and convertible at a conversion price of $0.08 per share into 553,484 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2022, the notes totaled $458,000. During the three months ended September 30, 2022, interest of $4,000 was added to principal resulting in a balance owed of $462,000 at September 30, 2022. At September 30, 2022, $416,000 of notes are secured by the Company’s intellectual property and $46,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2022, the notes totaled $28,000. During the three months ended September 30, 2022, a nominal amount of interest was added to principal, resulting in a balance owed of $28,000 at September 30, 2022.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
(a) Convertible notes-The Matthews Group	$1,883,000	$1,855,000
(b) Notes payable-The Matthews Group	4,445,000	4,177,000
(c)Convertible notes-other related parties ($235,000 and $233,000 in default)	324,000	321,000
Total notes-related parties	$6,652,000	$6,353,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2022, convertible notes due to The Matthews Group totaled $1,855,000. During the three months ended September 30, 2022, $28,000 of interest was added to principal, resulting in a balance payable of $1,883,000 at September 30, 2022. At September 30, 2022, the notes are convertible at a conversion price of $0.08 per share into 23,547,881 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015. At June 30, 2022, notes due to The Matthews Group totaled $4,177,000. During the three months ended September 30, 2022, $184,000 of notes payable were issued and interest of $84,000 was added to principal, resulting in a balance owed of $4,445,000 at September 30, 2022.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2022, convertible notes due to other related parties totaled $321,000. During the three months ended September 30, 2022, interest of $3,000 was added to principal resulting in a balance owed of $324,000 at September 30, 2022. At September 30, 2022, $235,000 of the notes were due in 2010 and are in default, and the balance of $89,000 is due on demand. At September 30, 2022, $235,000 of the notes are convertible at a conversion price of $0.30 per share into 784,581 shares of the Company’s common stock, and $89,000 of the notes are convertible at a conversion price of $0.08 per share into 1,107,550 shares of the Company’s common stock.

NOTE 4 - STOCKHOLDERS’ DEFICIENCY

Common Stock to be Issued

At September 30, 2022 and June 30, 2022, 145,000 shares of common stock with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying condensed consolidated financial statements.

NOTE 5 – STOCK OPTIONS

A summary of stock options as of September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2022	900,000	$0.03
Granted	—	—
Expired	—	$—
Outstanding at September 30, 2022	900,000	$0.03
Exercisable at September 30, 2022	900,000	$0.03

As of September 30, 2022, the Company had no outstanding unvested options with future compensation costs. At September 30, 2022 and June 30, 2022, the outstanding and exercisable stock options had no intrinsic value.

Additional information regarding options outstanding as of September 30, 2022, is as follows:

Options Outstanding and Exercisable at September 30, 2022
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.03	900,000	2.23	$0.03

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

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2023, from the barcode technology operations. During the three months ended September 30, 2022 and 2021, the Company recorded management fee revenue related to this agreement of $81,000 and $92,000, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company and reflected as proceeds from unsecured notes payable due The Matthews Group. During the three months ended September 30, 2022 and 2021, cash flow loans of $184,000 and $168,000, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2022, cash flow loans of $4,445,000 are due to The Matthews Group (see Note 3).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of September 30, 2022 and June 30, 2022, total advances to Ms. Tran amounted to $102,000 and $102,000, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For the three months ended September 30, 2022, lease payments to Ms. Tran totaled $13,000.

NOTE 7 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of September 30, 2022, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On July 4, 2022, the Company entered a Memorandum of Understanding (the “MOU”) for the purpose of forming a strategic partnership between the Company and Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks the Company to modify, create, or build a “private label” system for Nugen, with an initial interest in the Company’s blinxPay technology and Bio-ID verification system. Nugen paid the Company $50,000 at date of the MOU signing, which has been recorded as deferred revenue on the Condensed Consolidated Balance Sheet at September 30, 2022, and agreed to pay the Company a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system. As of September 30, 2022, no royalties have been realized under the MOU.

On March 26, 2022, as amended on May 10, 2022, the Company and Es Solo Holdings Ltd (“Es Solo”), an England & Whales limited liability company, entered into a Prepaid Card Client Program Management Agreement (“Management Agreement”).  Es Solo develops, markets, and operates prepaid card programs through its affiliations with issuing banks, and the Company desires to have Es Solo develop a prepaid card program to be marketed by the Company for card issuing purposes, pursuant to the terms of the Management Agreement. Es Solo agreed to pay the Company $10,000 as a program setup fee. The Company and Es Solo agreed to a 50%/50% revenue share arrangement based on fees collected from customers using the Company’s prepaid, Bio-ID, and debit card products.  As of September 30, 2022, no revenues have been realized under the Management Agreement.

On November 1, 2021, the Company and Elite Web Technology Inc. (“Marketer”) entered into a Sales and Marketing Agreement (“Agreement”). The Company agreed that Marketer can market and sale certain Company products as defined in the Agreement. The Company agreed to pay Marketer a sales commission of 15% of gross revenues, and to set aside 500,000 shares of Company common stock, as a bonus, once Marketer achieves $2 million in gross revenues within the first year of the Agreement. In addition, the Company will issue 25,000 stock options for each additional $1.0 million of gross revenues. As of September 30, 2022, the Marketer had not met any of its revenue targets and no commissions or equity compensation was due.

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of September 30, 2022, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the three months ended September 30, 2022 and 2021, salaries paid to Van Thuy Tran under this agreement totaled $38,000 and $38,000.

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

Results of Operations - Three months ended September 30, 2022, compared to three months ended September 30, 2021

Revenues

Details of revenues are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Mobile banking technology	$20,000	$24,000	$(4,000)	(16.7)
Other revenue, management fee - related party	81,000	92,000	(11,000)	(12.0)
Total Revenues	$101,000	$116,000	$(15,000)	(12.9)

• Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended September 30, 2022, and 2021 were $20,000 and $24,000, respectively. The decrease in Mobile Banking Technology revenues was due to both the conclusion of certain long term contracts during the prior year and the Company not having a bank to sponsor its mobile banking solutions since fiscal year 2016.

 • Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2022. The Company earns a fee of 35% of all revenues billed up to September 30, 2022, and recognizes management fee revenue as services are performed.  For the three months ended September 30, 2022 and 2021, revenue earned from the management services agreement was $81,000 and $92,000, respectively.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2022 and 2021 totaled $50,000 and $50,000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 totaled $242,000 and $190,000, respectively. The increase in general and administrative expenses was primarily due to increased legal and professional fees as compared to the same period of the prior year.

Other Expense

Interest expense for the three months ended September 30, 2022 and 2021, was $120,000 and $108,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $311,000 for the three months ended September 30, 2022, compared to a net loss of $232,000 for the three months ended September 30, 2021.

Liquidity and Capital Resources

Our cash balance on September 30, 2022 increased to $152,000 as compared to $66,000 on June 30, 2022. The increase was the result of the $184,000 cash provided by financing activities offset by $98,000 cash used in operating activities. Net cash used in operations during the three months ended September 30, 2022, was $98,000, compared with $142,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the three months ended September 30, 2022, was primarily from our net loss of $311,000, and general net increases to our working capital accounts of $93,000, offset by interest accrued on notes payable of $120,000.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2022, the Company incurred a loss of $311,000 and used cash in operating activities of $98,000, and at September 30, 2022, the Company had a stockholders’ deficiency of $7,747,000. In addition, as of September 30, 2022, the Company is in default on $746,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2023 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2023 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Van Tran, the Company’s CEO/Executive Chair and a director, and 50% by Lawrence J. Johanns, a significant Company stockholder.

Convertible notes and notes payable

Convertible and notes payable includes principal and accrued interest and consist of the following at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
(a) Unsecured convertible notes ($20,000 and $20,000 in default)	$65,000	$64,000
(b) Notes payable (in default)	462,000	458,000
(c) Notes payable (in default)	28,000	28,000
Total notes-third parties	$555,000	$550,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2022, convertible notes totaled $64,000. During the three months ended September 30, 2022, interest of $1,000 was added to the principal resulting in a balance owed of $65,000 at September 30, 2022. On September 30, 2022, $20,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 67,286 shares of the Company’s common stock. The balance of $45,000 is due on demand and convertible at a conversion price of $0.08 per share into 553,484 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2022, the notes totaled $458,000. During the three months ended September 30, 2022, interest of $4,000 was added to principal resulting in a balance owed of $462,000 at September 30, 2022. At September 30, 2022, $416,000 of notes are secured by the Company’s intellectual property and $46,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2022, the notes totaled $28,000. During the three months ended September 30, 2022, a nominal amount of interest was added to principal, resulting in a balance owed of $28,000 at September 30, 2022.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
(a) Convertible notes-The Matthews Group	$1,883,000	$1,855,000
(b) Notes payable-The Matthews Group	4,445,000	4,177,000
(c) Convertible notes-other related parties ($235,000 and $233,000 in default)	324,000	321,000
Total notes-related parties	$6,652,000	$6,353,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2022, convertible notes due to The Matthews Group totaled $1,855,000. During the three months ended September 30, 2022, $28,000 of interest was added to principal, resulting in a balance payable of $1,883,000 at September 30, 2022. At September 30, 2022, the notes are convertible at a conversion price of $0.08 per share into 23,547,881 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015. At June 30, 2022, notes due to The Matthews Group totaled $4,177,000. During the three months ended September 30, 2022, $184,000 of notes payable were issued and interest of $84,000 was added to principal, resulting in a balance owed of $4,445,000 at September 30, 2022.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2022, convertible notes due to other related parties totaled $321,000. During the three months ended September 30, 2022, interest of $3,000 was added to principal resulting in a balance owed of $324,000 at September 30, 2022. At September 30, 2022, $235,000 of the notes were due in 2010 and are in default, and the balance of $89,000 is due on demand. At September 30, 2022, $235,000 of the notes are convertible at a conversion price of $0.30 per share into 784,581 shares of the Company’s common stock, and $89,000 of the notes are convertible at a conversion price of $0.08 per share into 1,107,550 shares of the Company’s common stock.

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

b. Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2023. The Company earned a fee of 35% of all revenues billed up to September 30, 2022.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2022.

Changes in Internal Control over Financial Reporting.

In our Form 10-K on June 30, 2022, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of September 30, 2022, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $746,000 representing principal and accrued interest as of September 30, 2022.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2022 and June 30, 2022; (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021; (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

November 2, 2022	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

