Form 10-Q
period 2022-12-31
VERITEC INC
filed 2023-02-14
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of February 14, 2023, was 39,988,007.

VERITEC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	F-1
Item 1. Condensed Consolidated Financial Statements	F-1
Condensed Consolidated Balance Sheets – December 31, 2022 (Unaudited) and June 30, 2022	F-1
Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2022 and 2021 (Unaudited)	F-2
Condensed Consolidated Statements of Changes in Stockholders’ Equity Deficiency for the three and six months ended December 31, 2022 and 2021 (Unaudited)	F-3
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021 (Unaudited)	F-5
Notes to Condensed Consolidated Financial Statements three and six months ended December 31, 2022 and 2021 (Unaudited)	F-6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3. Quantitative and Qualitative Disclosures About Market Risk	7
Item 4. Controls and Procedures	7
PART II – OTHER INFORMATION	8
Item 1. Legal Proceedings	8
Item 1A. Risk Factors	8
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3. Defaults Upon Senior Securities	8
Item 4. Mine Safety Disclosures	8
Item 5. Other Information	8
Item 6. Exhibits	8

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline, and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$183,000	$66,000
Accounts receivable	7,000	7,000
Prepaid expenses	6,000	6,000
Total Assets	$196,000	$79,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$288,000	$271,000
Accounts payable, related party	109,000	102,000
Accrued expenses	58,000	59,000
Customer deposits	26,000	25,000
Deferred revenues	43,000	—
Convertible notes and notes payable ($515,000 and $506,000 in default)	560,000	550,000
Convertible notes and notes payable, related parties ($238,000 and $223,000 in default)	6,819,000	6,353,000
Total Current Liabilities	7,903,000	7,360,000
Deferred revenue, net of short term	157,000	—
Contingent earnout liability	155,000	155,000
Total Liabilities	8,215,000	7,515,000

Commitments and Contingencies
Stockholders’ Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,988,007 and 39,988,007 shares issued and outstanding at December 31, 2022, and June 30, 2022, respectively	400,000	400,000
Common stock to be issued, 145,000 shares to be issued	12,000	12,000
Additional paid-in capital	18,143,000	18,143,000
Accumulated deficit	(26,575,000)	(25,992,000)
Total Stockholders’ Deficiency	(8,019,000)	(7,436,000)
Total Liabilities and Stockholders’ Deficiency	$196,000	$79,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2022 and 2021

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Mobile banking technology revenue	$70,000	$23,000	$90,000	$47,000
Other revenue, management fee related party	37,000	58,000	118,000	150,000
Total revenue	107,000	81,000	208,000	197,000

Operating Expenses:
Cost of revenue	48,000	48,000	98,000	98,000
Selling, general and administrative expenses (1)	209,000	165,000	451,000	355,000
Total operating expenses	257,000	213,000	549,000	453,000

Loss from operations	(150,000)	(132,000)	(341,000)	(256,000)

Other Income (Expense)
Gain on forgiveness of SBA PPP loan	—	118,000	—	118,000
Interest expense (2)	(122,000)	(109,000)	(242,000)	(217,000)
Total other income (expense)	(122,000)	9,000	(242,000)	(99,000)

Net Loss	$(272,000)	$(123,000)	$(583,000)	$(355,000)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	39,988,007	39,988,007	39,988,007	39,988,007

(1) Includes expenses to related party	$14,000	$14,000	$26,000	$26,000
(2) Includes interest expense to related parties	$117,000	$105,000	$232,000	$207,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Three Months Ended December 31, 2022 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, September 30, 2022(Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(26,303,000)	$(7,747,000)
Net loss for the period	—	—	—	—	—	—	(272,000)	(272,000)
Balance, December 31, 2022 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(26,575,000)	$(8,019,000)

	Six Months Ended December 31, 2022 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2022	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,992,000)	$(7,436,000)
Net loss for the period	—	—	—	—	—	—	(583,000)	(583,000)
Balance, December 31, 2022 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(26,575,000)	$(8,019,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (continued)

	Three Months Ended December 31, 2021 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, September 30, 2021(Unaudited)	1,000	$1,000	39,998,007	$400,000	$12,000	$18,143,000	$(25,718,000)	$(7,162,000)
Net loss for the period	—	—	—	—	—	—	(123,000)	(123,000)
Balance, December 30, 2021 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,841,000)	$(7,285,000)

	Six Months Ended December 31, 2021 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2021	1,000	$1,000	39,998,007	$400,000	$12,000	$18,143,000	$(25,486,000)	$(6,930,000)
Net loss for the period	—	—	—	—	—	—	(355,000)	(355,000)
Balance, December 31, 2021 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,841,000)	$(7,285,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(583,000)	$(355,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on notes payable	242,000	217,000
Gain on forgiveness of SBA PPP loan	—	(118,000)
Changes in operating assets and liabilities:
Prepaid expenses	—	(1,000)
Customer deposits	1,000	(41,000)
Deferred revenue	200,000	—
Accounts payable	17,000	(10,000)
Accounts payable – related party	7,000	—
Accrued expenses	(1,000)	(11,000)
Net cash used in operating activities	(117,000)	(319,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related party	234,000	260,000
Net cash provided by financing activities	234,000	260,000

NET INCREASE (DECREASE) IN CASH	117,000	(59,000)
CASH AT BEGINNING OF PERIOD	66,000	238,000
CASH AT END OF PERIOD	$183,000	$179,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended December 31, 2022 and 2021
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

On December 31, 2015, the Company sold all of its assets of its barcode technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2023. The Company earns a fee of 35% of all revenues billed up to June 30, 2023, and recognizes management fee revenue as services are performed.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The Condensed Consolidated balance Sheet information as of June 30, 2022, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2022. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly-owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended December 31, 2022, the Company incurred a net loss of $583,000 and used cash in operating activities of $117,000, and on December 31, 2022, the Company had a stockholders’ deficiency of $8,019,000. In addition, as of December 31, 2022, the Company is delinquent in payment of $753,000 of its convertible and notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Other Revenue, Management Fee – Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2023. The Company earned a fee of 35% of all revenues billed up to December 31, 2022. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Mobile banking technology revenue	$70,000	$23,000	$90,000	$47,000
Other revenue, management fee related party	37,000	58,000	118,000	150,000
Total revenue	$107,000	$81,000	$208,000	$197,000

The following table shows the Company’s disaggregated net sales by customer type for our Mobile banking technology:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Medical	$14,000	$17,000	$28,000	$35,000
Banking	50,000	—	50,000	—
Associations	3,000	3,000	6,000	6,000
Education	3,000	3,000	6,000	6,000
Other revenue, management fee related party	37,000	58,000	118,000	150,000
Total revenue	$107,000	$81,000	$208,000	$197,000

During the periods ended December 31, 2022 and 2021, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $37,000 and $118,000, and $58,000 and $150,000 for the three and six month periods ended December 31, 2022 and 2021, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

On July 4, 2022, the Company entered into an agreement (“Nugen Agreement”) with Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks the Company to modify, create, or build a “private label” system for Nugen, with an initial interest in the Company’s blinxPay technology and Bio-ID verification system. Nugen paid the Company $50,000 at the Nugen Agreement signing date. During the period ended December 31, 2022, the Company delivered its obligations under the Nugen Agreement, and the $50,000 payment was recorded as Mobile banking technology revenue during the period ended December 31, 2022. The Nugen Agreement requires Nugen to pay the Company a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system. As of December 31, 2022, no royalties have been realized under the Nugen Agreement.

On October 10, 2022, the Company entered into a License and Distributor Agreement (“License Agreement”) with Nugen. The License Agreement became effective on receipt of $200,000 in December 31, 2022 and extends through August 31, 2027. The License Agreement grants Nugen a Worldwide license and distribution for the Company’s blinxPay Close-Loop Virtual Wallet and blinxPay Open-Loop Visa Debit and all hardware products of the Company. Per the terms of the License Agreement, Nugen agrees to pay the Company a one-time license payment of $1,000,000 for the right to market the Company’s products noted above, of which $200,000 was received by the Company in December 2022. The initial $200,000 has been recorded as deferred revenue in the Condensed Consolidated Balance Sheet and will be amortized to Mobile banking technology revenue over the remaining term of the License Agreement, which expires on August 31, 2027. The remaining balance of $800,000 is scheduled to be paid as outlined in the License Agreement. In addition to the one-time license payment, Nugen agrees to pay a minimum monthly support fee plus 5% royalty from all sales of products noted above. As of December 31, 2022, no royalty related revenues have been realized under the License Agreement.

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

For the periods ended December 31, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of December 31, 2022, and 2021, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of December 31,
	2022	2021
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	26,443,994	24,911,142
Options	900,000	3,400,000
Total	27,353,994	28,321,142

Concentrations

During the three month period ended December 31, 2022, the Company had three customers, one that represented 47% of our revenue, one that represented 13% of our revenue, and one, a related party, that represented 35% of our revenues. During the three month period ended December 31, 2021, the Company had two customers, one that represented 21% of our revenue, and one, a related party, that represented 72% of our revenue. No other customer represented more than 10% of our revenues.

During the six month period ended December 31, 2022, the Company had three customers, one that represented 24% of our revenue, one that represented 13% of our revenue, and one, a related party, that represented 57% of our revenues. During the six month period ended December 31, 2021, the Company had two customers, one that represented 18% of our revenue, and one, a related party, that represented 76% of our revenue. No other customer represented more than 10% of our revenues.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. As of December 31, 2022, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 3 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible and notes payable includes principal and accrued interest and consist of the following at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
(a) Unsecured convertible notes ($20,000 and $20,000 in default)	$65,000	$64,000
(b) Notes payable (in default)	466,000	458,000
(c) Notes payable (in default)	29,000	28,000
Total notes-third parties	$560,000	$550,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2022, convertible notes totaled $64,000. During the six months ended December 31, 2022, interest of $1,000 was added to the principal resulting in a balance owed of $65,000 at December 31, 2022. On December 31, 2022, $20,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 67,952 shares of the Company’s common stock. The balance of $45,000 is due on demand and convertible at a conversion price of $0.08 per share into 558,049 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2022, the notes totaled $458,000. During the six months ended December 31, 2022, interest of $8,000 was added to principal resulting in a balance owed of $466,000 at December 31, 2022. At December 31, 2022, $420,000 of notes are secured by the Company’s intellectual property and $46,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020 and are in default.

At June 30, 2022, the notes totaled $28,000. During the six months ended December 31, 2022, interest of $1,000 was added to the principal resulting in a balance owed of $29,000 at December 31, 2022.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
(a) Convertible notes-The Matthews Group	$1,912,000	$1,855,000
(b) Notes payable-The Matthews Group	4,580,000	4,177,000
(c)Convertible notes-other related parties ($238,000 and $233,000 in default)	327,000	321,000
Total notes-related parties	$6,819,000	$6,353,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2022, convertible notes due to The Matthews Group totaled $1,855,000. During the six months ended December 31, 2022, $57,000 of interest was added to principal, resulting in a balance payable of $1,912,000 at December 31, 2022. At December 31, 2022, the notes are convertible at a conversion price of $0.08 per share into 23,905,862 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015. At June 30, 2022, notes due to The Matthews Group totaled $4,177,000. During the six months ended December 31, 2022, $234,000 of notes payable were issued and interest of $169,000 was added to principal, resulting in a balance owed of $4,580,000 at December 31, 2022.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2022, convertible notes due to other related parties totaled $321,000. During the six months ended December 31, 2022, interest of $6,000 was added to principal resulting in a balance owed of $327,000 at December 31, 2022. At December 31, 2022, $238,000 of the notes were due in 2010 and are in default, and the balance of $89,000 is due on demand. At December 31, 2022, $238,000 of the notes are convertible at a conversion price of $0.30 per share into 792,081 shares of the Company’s common stock, and $89,000 of the notes are convertible at a conversion price of $0.08 per share into 1,120,050 shares of the Company’s common stock.

NOTE 4 - STOCKHOLDERS’ DEFICIENCY

Common Stock to be Issued

At December 31, 2022 and June 30, 2022, 145,000 shares of common stock with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying condensed consolidated financial statements.

NOTE 5 – STOCK OPTIONS

A summary of stock options as of December 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2022	900,000	$0.03
Granted	—	—
Expired	—	$—
Outstanding at December 31, 2022	900,000	$0.03
Exercisable at December 31, 2022	900,000	$0.03

As of December 31, 2022, the Company had no outstanding unvested options with future compensation costs. At December 31, 2022 and June 30, 2022, the outstanding and exercisable stock options had no intrinsic value.

Additional information regarding options outstanding as of December 31, 2022, is as follows:

Options Outstanding and Exercisable at December 31, 2022
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.03	900,000	1.98	$0.03

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

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2023, from the barcode technology operations. During the three and six months ended December 31, 2022 and 2021, the Company recorded management fee revenue related to this agreement of $37,000 and $118,000, and $58,000 and $150,000, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company and reflected as proceeds from unsecured notes payable due The Matthews Group. During the six months ended December 31, 2022 and 2021, cash flow loans of $234,000 and $260,000, respectively, were made to the Company at 10% interest per annum and due on demand. At December 31, 2022, cash flow loans of $4,580,000 are due to The Matthews Group (see Note 3).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of December 31, 2022 and June 30, 2022, total advances to Ms. Tran amounted to $109,000 and $102,000, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities on a month-to-month basis from Ms. Tran, the Company’s CEO/Executive Chair. For the three and six month periods ended December 31, 2022 and 2021, lease payments to Ms. Tran totaled $14,000 and $26,000, and $14,000 and $26,000, respectively.

NOTE 7 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company’s intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of December 31, 2022, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On March 26, 2022, as amended on May 10, 2022, the Company and Es Solo Holdings Ltd (“Es Solo”), an England & Wales limited liability company, entered into a Prepaid Card Client Program Management Agreement (“Management Agreement”).  Es Solo develops, markets, and operates prepaid card programs through its affiliations with issuing banks, and the Company desires to have Es Solo develop a prepaid card program to be marketed by the Company for card issuing purposes, pursuant to the terms of the Management Agreement. Es Solo agreed to pay the Company $10,000 as a program setup fee. The Company and Es Solo agreed to a 50%/50% revenue share arrangement based on fees collected from customers using the Company’s prepaid, Bio-ID, and debit card products.  As of December 31, 2022, no revenues have been realized under the Management Agreement.

On November 1, 2021, the Company and Elite Web Technology Inc. (“Marketer”) entered into a Sales and Marketing Agreement (“Agreement”). The Company agreed that Marketer can market and sale certain Company products as defined in the Agreement. The Company agreed to pay Marketer a sales commission of 15% of gross revenues, and to set aside 500,000 shares of Company common stock, as a bonus, once Marketer achieves $2 million in gross revenues within the first year of the Agreement. In addition, the Company will issue 25,000 stock options for each additional $1.0 million of gross revenues. As of December 31, 2022, the Marketer had not met any of its revenue targets and no commissions or equity compensation was due.

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of December 31, 2022, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the six months ended December 31, 2022 and 2021, salaries paid to Van Thuy Tran under this agreement totaled $75,000 and $75,000.

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

Recent Events

On July 4, 2022, we entered a Memorandum of Understanding (the “MOU”) for the purpose of forming a strategic partnership between the Company and Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks us to modify, create, or build a “private label” system for Nugen, with an initial interest in our blinxPay technology and Bio-ID verification system. Nugen paid us $50,000 at the date of the MOU signing and during the period ended December 31, 2022, we delivered our obligations, and recorded the $50,000 payment as Mobile banking technology revenue during the period ended December 31, 2022. Nugen further agreed to pay the us a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system. As of December 31, 2022, no royalties have been realized under the MOU.

On October 10, 2022, we entered into a License and Distributor Agreement (“License Agreement”) with Nugen. The License Agreement became effective on receipt of $200,000 in December 31, 2022 and extends through August 31, 2027. The License Agreement grants Nugen a Worldwide license and distribution for our blinxPay Close-Loop Virtual Wallet and blinxPay Open-Loop Visa Debit and all hardware products of ours. Per the terms of the License Agreement, Nugen agrees to pay us a one-time license payment of $1,000,000 for the right to market the Company’s products noted above, of which $200,000 was received by us in December 2022. The initial $200,000 has been recorded as deferred revenue in the Condensed Consolidated Balance Sheet and will be amortized to Mobile banking technology revenue over the remaining term of the License Agreement, which expires on August 31, 2027. The remaining balance of $800,000 is scheduled to be paid as outlined in the License Agreement. In addition to the one-time license payment, Nugen agrees to pay a minimum monthly support fee plus 5% royalty from all sales of products noted above. As of December 31, 2022, no royalty related revenues have been realized under the License Agreement.

Results of Operations - Three months ended December 31, 2022, compared to three months ended December 31, 2021

Revenues

Details of revenues are as follows:

	Three Months Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Mobile banking technology	$70,000	$23,000	$47,000	204.3
Other revenue, management fee - related party	37,000	58,000	(21,000)	(36.2)
Total Revenues	$107,000	$81,000	$26,000	32.1

• Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended December 31, 2022, and 2021 were $70,000 and $23,000, respectively. The increase in Mobile Banking Technology revenues was related to a development contract of the Company’s blinxPay product that concluded during the period ended December 31, 2022. No similar sale occurred during the same period of the prior year.

• Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2022. The Company earns a fee of 35% of all revenues billed up to December 31, 2022, and recognizes management fee revenue as services are performed.  For the three months ended December 31, 2022 and 2021, revenue earned from the management services agreement was $37,000 and $58,000, respectively.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2022 and 2021 totaled $48,000 and $48,000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2022 and 2021 totaled $209,000 and $165,000, respectively. The increase in general and administrative expenses was primarily due to increased legal and professional fees as compared to the same period of the prior year.

Other Income (Expenses)

On October 22, 2021, the Company was notified that its PPP loan forgiveness applications totaling $118,000 were approved. No similar activity occurred in the current year period.

Interest expense for the three months ended December 31, 2022 and 2021, was $122,000 and $109,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $272,000 for the three months ended December 31, 2022, compared to a net loss of $123,000 for the three months ended December 31, 2021.

Results of Operations - Six months ended December 31, 2022, compared to six months ended December 31, 2021

Revenues

Details of revenues are as follows:

	Six Months Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Mobile banking technology	$90,000	$47,000	$43,000	91.5
Other revenue, management fee - related party	118,000	150,000	(32,000)	(21.3)
Total Revenues	$108,000	$197,000	$11,000	5.6

• Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the six months ended December 31, 2022, and 2021 were $90,000 and $47,000, respectively. The increase in Mobile Banking Technology revenues was related to a development contract of the Company’s blinxPay product that concluded during the period ended December 31, 2022. No similar sale occurred during the same period of the prior year.

• Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2022. The Company earns a fee of 35% of all revenues billed up to June 30, 2023, and recognizes management fee revenue as services are performed.  For the six months ended December 31, 2022 and 2021, revenue earned from the management services agreement was $118,000 and $150,000, respectively.

Cost of Revenue

Cost of revenue for the six months ended December 31, 2022 and 2021 totaled $98,000 and $98,000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2022 and 2021 totaled $451,000 and $355,000, respectively. The increase in general and administrative expenses was primarily due to increased legal and professional fees as compared to the same period of the prior year.

Other Income (Expenses)

On October 22, 2021, the Company was notified that its PPP loan forgiveness applications totaling $118,000 were approved. No similar activity occurred in the current year period.

Interest expense for the six months ended December 31, 2022 and 2021, was $242,000 and $217,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $583,000 for the six months ended December 31, 2022, compared to a net loss of $355,000 for the six months ended December 31, 2021.

Liquidity and Capital Resources

Our cash balance on December 31, 2022 increased to $183,000 as compared to $66,000 on June 30, 2022. The increase was the result of the $234,000 cash provided by financing activities offset by $117,000 cash used in operating activities. Net cash used in operations during the six months ended December 31, 2022, was $117,000, compared with $319,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the six months ended December 31, 2022, was primarily from our net loss of $583,000, and general net increases to our working capital accounts of $224,000, offset by interest accrued on notes payable of $242,000.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2022, the Company incurred a loss of $583,000 and used cash in operating activities of $117,000, and at December 31, 2022, the Company had a stockholders’ deficiency of $8,019,000. In addition, as of December 31, 2022, the Company is in default on $753,000 of its convertible and notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Convertible notes and notes payable

Convertible and notes payable includes principal and accrued interest and consist of the following at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
(a) Unsecured convertible notes ($20,000 and $20,000 in default)	$65,000	$64,000
(b) Notes payable (in default)	466,000	458,000
(c) Notes payable (in default)	29,000	28,000
Total notes-third parties	$560,000	$550,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2022, convertible notes totaled $64,000. During the six months ended December 31, 2022, interest of $1,000 was added to the principal resulting in a balance owed of $65,000 at December 31, 2022. On December 31, 2022, $20,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 67,952 shares of the Company’s common stock. The balance of $45,000 is due on demand and convertible at a conversion price of $0.08 per share into 558,049 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2022, the notes totaled $458,000. During the six months ended December 31, 2022, interest of $8,000 was added to principal resulting in a balance owed of $466,000 at December 31, 2022. At December 31, 2022, $420,000 of notes are secured by the Company’s intellectual property and $46,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020 and are in default.

At June 30, 2022, the notes totaled $28,000. During the six months ended December 31, 2022, interest of $1,000 was added to the principal resulting in a balance owed of $29,000 at December 31, 2022.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
(a) Convertible notes-The Matthews Group	$1,912,000	$1,855,000
(b) Notes payable-The Matthews Group	4,580,000	4,177,000
(c) Convertible notes-other related parties ($238,000 and $233,000 in default)	327,000	321,000
Total notes-related parties	$6,819,000	$6,353,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum, and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2022, convertible notes due to The Matthews Group totaled $1,855,000. During the six months ended December 31, 2022, $57,000 of interest was added to principal, resulting in a balance payable of $1,912,000 at December 31, 2022. At December 31, 2022, the notes are convertible at a conversion price of $0.08 per share into 23,905,862 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated December 31, 2015. At June 30, 2022, notes due to The Matthews Group totaled $4,177,000. During the six months ended December 31, 2022, $234,000 of notes payable were issued and interest of $169,000 was added to principal, resulting in a balance owed of $4,580,000 at December 31, 2022.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.08 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2022, convertible notes due to other related parties totaled $321,000. During the six months ended December 31, 2022, interest of $6,000 was added to principal resulting in a balance owed of $327,000 at December 31, 2022. At December 31, 2022, $238,000 of the notes were due in 2010 and are in default, and the balance of $89,000 is due on demand. At December 31, 2022, $238,000 of the notes are convertible at a conversion price of $0.30 per share into 792,081 shares of the Company’s common stock, and $89,000 of the notes are convertible at a conversion price of $0.08 per share into 1,120,050 shares of the Company’s common stock.

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

b. Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2023. The Company earned a fee of 35% of all revenues billed up to December 31, 2022.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2022.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company’s intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of December 31, 2022, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $753,000 representing principal and accrued interest as of December 31, 2022.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2022 and June 30, 2022; (ii) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2022 and 2021; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at December 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021; (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

February 14, 2023	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

