Form 10-Q
period 2023-09-30
VERITEC INC
filed 2023-11-14
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of November 3, 2023, was 39,988,007.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$53,000	$61,000
Accounts receivable	6,000	7,000
Prepaid expenses	4,000	6,000
Total Assets	$63,000	$74,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$303,000	$289,000
Accounts payable, related party	132,000	119,000
Accrued expenses	67,000	60,000
Customer deposits	29,000	29,000
Convertible notes and notes payable ($530,000 and $524,000 in default)	576,000	570,000
Convertible notes and notes payable, related parties ($244,000 and $242,000 in default)	7,577,000	7,322,000
Total Current Liabilities	8,684,000	8,389,000
Deferred revenues	200,000	200,000
Contingent earnout liability	155,000	155,000
Total Liabilities	9,039,000	8,744,000

Commitments and Contingencies	—	—
Stockholders' Deficiency:
Convertible preferred stock, par value $1.00; authorized 10,000,000 shares, 276,000 shares of Series H authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, par value $.01; authorized 150,000,000 shares; 39,988,007 and 39,988,007 shares issued and outstanding, respectively	400,000	400,000
Common stock to be issued, 145,000 shares to be issued	12,000	12,000
Additional paid-in capital	18,143,000	18,143,000
Accumulated deficit	(27,532,000)	(27,226,000)
Total Stockholders' Deficiency	(8,976,000)	(8,670,000)
Total Liabilities and Stockholders’ Deficiency	$63,000	$74,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Revenue:
Mobile banking technology revenue	$21,000	$20,000
Other revenue, management fee - related party	37,000	81,000
Total revenue	58,000	101,000

Operating Expenses:
Cost of revenue	42,000	50,000
Selling, general and administrative expenses (including $13,000 and $13,000, respectively, to a related party)	191,000	242,000
Total operating expenses	233,000	292,000
Loss from operations	(175,000)	(191,000)

Other Expense:
Interest expense (including $126,000 and $115,000, respectively, to related parties)	(131,000)	(120,000)
Total Other Expense:	(131,000)	(120,000)

Net Loss	$(306,000)	$(311,000)
Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding - Basic and Diluted	39,988,007	39,988,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Three Months Ended September 30, 2023 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2023	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(27,226,000)	$(8,670,000)
Net Loss	—	—	—	—	—	—	(306,000)	(306,000)
Balance, September 30, 2023 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(27,532,000)	$(8,976,000)

	Three Months Ended September 30, 2022 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, June 30, 2022	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,992,000)	$(7,436,000)
Net Loss	—	—	—	—	—	—	(311,000)	(311,000)
Balance, September 30, 2022 (Unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(26,303,000)	$(7,747,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(306,000)	$(311,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on notes payable	132,000	120,000
Changes in operating assets and liabilities:
Accounts receivable	1,000	—
Prepaid expenses	2,000	2,000
Customer deposits	—	(1,000)
Deferred revenues	—	50,000
Accounts payable	14,000	31,000
Accounts payable, related party	13,000	—
Accrued expenses	7,000	11,000
Net cash used in operating activities	(137,000)	(98,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-related party	129,000	184,000
Net cash provided by financing activities	129,000	184,000

NET INCREASE (DECREASE) IN CASH	(8,000)	86,000
CASH AT BEGINNING OF PERIOD	61,000	66,000
CASH AT END OF PERIOD	$53,000	$152,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2023 and 2022
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

On December 31, 2015, the Company sold all of its assets of its barcode technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2024. The Company earns a fee of 35% of all revenues billed up to September 30, 2023, and recognizes management fee revenue as services are performed.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The Condensed Consolidated balance Sheet information as of June 30, 2023, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended June 30, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2023. These financial statements should be read in conjunction with that report.

The accompanying Condensed Consolidated Financial Statements include the accounts of Veritec and its wholly-owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended September 30, 2023, the Company incurred a net loss of $306,000 and used cash in operating activities of $137,000, and on September 30, 2023, the Company had a stockholders’ deficit of $8,976,000. In addition, as of September 30, 2023, the Company is delinquent in payment of $774,000 of its convertible and notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2023 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606"). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Mobile Banking Technology Revenue

The Company, as a merchant payment processor and a distributor, recognizes revenue from transaction fees charged to cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

Other Revenue, Management Fee – Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2024. The Company earned a fee of 35% of all revenues billed up to September 30, 2023. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended September 30,
	2023	2022
Mobile banking technology revenue	$21,000	$20,000
Other revenue, management fee related party	37,000	81,000
Total revenue	$58,000	$101,000

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended September 30,
	2023	2022
Medical	$16,000	$15,000
Associations	3,000	3,000
Education	2,000	2,000
Other	—	—
Other revenue, management fee related party	37,000	81,000
Total revenue	$58,000	$101,000

During the three months ended September 30, 2023 and 2022, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $37,000 and $81,000 for the three months ended September 30, 2023 and 2022, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

For the period ended September 30, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

As of September 30, 2023, and 2022, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of September 30,
	2023	2022
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	29,342,140	26,060,781
Options	900,000	900,000
Total	30,252,140	26,970,781

Concentrations

During the three months ended September 30, 2023, the Company had one customer that represented 64% (related party) of our revenues. During the three months ended September 30, 2022, the Company had one customer that represented 80% (related party) of our revenues.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard was effective for us for interim and annual reporting periods beginning after December 15, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements or disclosures.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06") “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

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

NOTE 2 – CONTINGENT EARNOUT LIABILITY

On September 30, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as Veritec receives equity investments aggregating $1,300,000. As of September 30, 2023, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 3 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible and notes payable includes principal and accrued interest and consist of the following at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
(a) Unsecured convertible notes ($21,000 and $20,000 in default)	$67,000	$66,000
(b) Notes payable (in default)	479,000	475,000
(c) Notes payable (in default)	30,000	29,000
Total notes-third parties	$576,000	$570,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2023, convertible notes totaled $66,000. During the three months ended September 30, 2023, interest of $1,000 was added to the principal resulting in a balance owed of $67,000 at September 30, 2023. On September 30, 2023, $21,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 69,952 shares of the Company’s common stock. The balance of $46,000 is due on demand and convertible at a conversion price of $0.08 per share into 571,745 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2023, the notes totaled $475,000. During the three months ended September 30, 2023, interest of $4,000 was added to principal resulting in a balance owed of $479,000 at September 30, 2023. At September 30, 2023, $431,000 of notes are secured by the Company’s intellectual property and $48,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020 and are in default.

At June 30, 2023, the notes totaled $29,000. During the three months ended September 30, 2023, interest of $1,000 was added to the principal resulting in a balance owed of $30,000 at September 30, 2023.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
(a) Convertible notes - The Matthews Group	$1,999,000	$1,970,000
(b) Notes payable - The Matthews Group	5,168,000	4,988,000
(c) Convertible notes-other related parties ($244,000 and $242,000 in default)	410,000	364,000
Total notes-related parties	$7,577,000	$7,322,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2023, convertible notes due to The Matthews Group totaled $1,970,000. During the three months ended September 30, 2023, $29,000 of interest was added to principal, resulting in a balance payable of $1,999,000 at September 30, 2023. At September 30, 2023, the notes are convertible at a conversion price of $0.08 per share into 24,979,806 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015.

At June 30, 2023, notes due to The Matthews Group totaled $4,988,000.  During the three months ended September 30, 2023, $88,000 of notes payable were issued and interest of $92,000 was added to principal, resulting in a balance owed of $5,168,000 at September 30, 2023.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.04 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2023, convertible notes due to other related parties totaled $364,000. During the three months ended September 30, 2023, $41,000 of notes payable were issued and interest of $5,000 was added to principal, resulting in a balance owed of $410,000 at September 30, 2023. At September 30, 2023, $244,000 of the notes were due in 2010 and are in default, and $166,000 is due on demand. At September 30, 2023, $244,000 of the notes are convertible at a conversion price of $0.30 per share into 814,581 shares of the Company’s common stock, $92,000 of the notes are convertible at a conversion price of $0.09 per share into 1,088,097 shares of the Company’s common stock, and $73,000 of the notes are convertible at a conversion price of $0.04 per share into 1,817,959 shares of the Company’s common stock.

NOTE 4 - STOCKHOLDERS’ DEFICIENCY

Common Stock to be Issued

At September 30, 2023 and June 30, 2023, 145,000 shares of common stock with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying condensed consolidated financial statements.

NOTE 5 – STOCK OPTIONS

A summary of stock options as of September 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2023	900,000	$0.03
Granted	—	—
Forfeited	—	$—
Outstanding at September 30, 2023	900,000	$0.03
Exercisable at September 30, 2023	900,000	$0.03

As of September 30, 2023, the Company had no outstanding unvested options with future compensation costs. The outstanding and exercisable stock options had an intrinsic value of $9,000 and $0, on September 30, 2023 and June 30, 2023, respectively.

Additional information regarding options outstanding as of September 30, 2023, is as follows:

Options Outstanding and Exercisable at September 30, 2023
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

In consideration of the services provided by the Company to The Matthews Group, the Company earns a fee of 35% of all revenues up to June 30, 2024, from the barcode technology operations. During the three months ended September 30, 2023 and 2022, the Company recorded management fee revenue related to this agreement of $37,000 and $81,000, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company and reflected as proceeds from unsecured notes payable due The Matthews Group. During the three months ended September 30, 2023 and 2022, cash flow loans of $88,000 and $184,000, respectively, were made to the Company at 10% interest per annum and due on demand. At September 30, 2023, cash flow loans of $5,168,000 are due to The Matthews Group (see Note 3).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of September 30, 2023 and June 30, 2023, total advances to Ms. Tran amounted to $132,000 and $119,000, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For the three months ended September 30, 2023 and 2022, lease payments to Ms. Tran totaled $13,000 and $13,000, respectively.

NOTE 7 – AGREEMENTS WITH NUGEN

On July 4, 2022, the Company entered a Memorandum of Understanding (the “MOU”) for the purpose of forming a strategic partnership between the Company and Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks the Company to modify, create, or build a “private label” system for Nugen, with an initial interest in the Company’s blinxPay technology and Bio-ID verification system. Nugen paid the Company $50,000 at the date of the MOU signing and during the year ended June 30, 2023, the Company completed its performance obligations, and recorded the $50,000 payment as Mobile banking technology revenue during the year ended June 30, 2023. Nugen further agreed to pay the Company a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system. As of September 30, 2023, no royalties have been realized under the MOU.

On October 10, 2022, the Company entered into a License and Distributor Agreement (“License Agreement”) with Nugen. The License Agreement became effective on receipt of $200,000 in December 2022 and extends through August 31, 2027. The License Agreement grants Nugen a Worldwide license and distribution for the Company’s blinxPay Close-Loop Virtual Wallet and blinxPay Open-Loop Visa Debit and all hardware products of the Company. Per the terms of the License Agreement, Nugen agrees to pay the Company a one-time license payment of $1,000,000 for the right to market the Company’s products noted above, of which $200,000 was received by the Company in December 2022. The initial $200,000 has been recorded as deferred revenue in the Consolidated Balance Sheet. The deferred revenue balance of $200,000 at September 30, 2023, will begin being amortized to Mobile banking technology revenue starting once the Company has met its performance obligations under the License Agreement through the remaining term of the License Agreement, which expires on August 31, 2027. The remaining balance of $800,000 is scheduled to be paid as follows: $100,000 when the Company’s identifies a domestic sponsor bank, $350,000 to integrate the Company’s blinxPay software platform, and interface blinxPay with a sponsor foreign bank, and $350,000 on the completion of the final stage of testing, installation, and launch. In addition to the one-time license payment, Nugen agrees to pay a minimum monthly support fee plus 5% royalty from all sales of products noted above. As of September 30, 2023, no royalty related revenues have been realized under the License Agreement.

NOTE 8 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company’s intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of September 30, 2023, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On March 26, 2022, as amended on May 10, 2022, the Company and Es Solo Holdings Ltd (“Es Solo”), an England & Wales limited liability company, entered into a Prepaid Card Client Program Management Agreement (“Management Agreement”).  Es Solo develops, markets, and operates prepaid card programs through its affiliations with issuing banks, and the Company desires to have Es Solo develop a prepaid card program to be marketed by the Company for card issuing purposes, pursuant to the terms of the Management Agreement. Es Solo agreed to pay the Company $10,000 as a program setup fee. The Company and Es Solo agreed to a 50%/50% revenue share arrangement based on fees collected from customers using the Company’s prepaid, Bio-ID, and debit card products.  As of September 30, 2023, no revenues have been realized under the Management Agreement.

On November 1, 2021, the Company and Elite Web Technology Inc. (“Marketer”) entered into a Sales and Marketing Agreement (“Agreement”). The Company agreed that Marketer can market and sale certain Company products as defined in the Agreement. The Company agreed to pay Marketer a sales commission of 15% of gross revenues, and to set aside 500,000 shares of Company common stock, as a bonus, once Marketer achieves $2 million in gross revenues within the first year of the Agreement. In addition, the Company will issue 25,000 stock options for each additional $1.0 million of gross revenues. As of September 30, 2023, the Marketer had not met any of its revenue targets and no commissions or equity compensation was due.

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of September 30, 2023, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the three months ended September 30, 2023 and 2022, salaries paid to Van Thuy Tran under this agreement totaled $38,000 and $38,000.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2023, the Company issued an aggregate of $20,000 convertible promissory notes to Van Thuy Tran, its Chief Executive Officer. The convertible note is due upon demand, is unsecured, convertible into common stock at a per share amount of $0.04, and bears interest at a rate of 10% per annum.

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

Recent Events

On July 4, 2022, we entered a Memorandum of Understanding (the “MOU”) for the purpose of forming a strategic partnership between the Company and Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks us to modify, create, or build a “private label” system for Nugen, with an initial interest in our blinxPay technology and Bio-ID verification system. Nugen paid us $50,000 at the date of the MOU signing and during the year ended June 30, 2023, we completed our performance obligations, and recorded the $50,000 payment as Mobile banking technology revenue during the year ended June 30, 2023. Nugen further agreed to pay the us a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system. As of September 30, 2023, no royalties have been realized under the MOU.

On October 10, 2022, the Company entered into a License and Distributor Agreement (“License Agreement”) with Nugen. The License Agreement became effective on receipt of $200,000 in December 31, 2022 and extends through August 31, 2027. The License Agreement grants Nugen a Worldwide license and distribution for the Company’s blinxPay Close-Loop Virtual Wallet and blinxPay Open-Loop Visa Debit and all hardware products of the Company. Per the terms of the License Agreement, Nugen agrees to pay the Company a one-time license payment of $1,000,000 for the right to market the Company’s products noted above, of which $200,000 was received by the Company in December 2022. The initial $200,000 has been recorded as deferred revenue in the Consolidated Balance Sheet. The deferred revenue balance of $200,000 at June 30, 2023, will begin being amortized to Mobile banking technology revenue starting once the Company has met its performance obligations under the License Agreement through the remaining term of the License Agreement, which expires on August 31, 2027. The remaining balance of $800,000 is scheduled to be paid as follows: $100,000 when the Company’s identifies a domestic sponsor bank, $350,000 to integrate the Company’s blinxPay software platform, and interface blinxPay with a sponsor foreign bank, and $350,000 on the completion of the final stage of testing, installation, and launch. In addition to the one-time license payment, Nugen agrees to pay a minimum monthly support fee plus 5% royalty from all sales of products noted above. As of September 30, 2023, no royalty related revenues have been realized under the License Agreement.

Results of Operations - Three months ended September 30, 2023, compared to three months ended September 30, 2022

Revenues

Details of revenues are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Mobile banking technology	$21,000	$20,000	$1,000	5.0
Other revenue, management fee - related party	37,000	81,000	(44,000)	-54.3
Total Revenues	$58,000	$101,000	$(43,000)	-42.6

• Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended September 30, 2023 and 2022 were $21,000 and $20,000, respectively.

 • Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2024. The Company earns a fee of 35% of all revenues billed up to June 30, 2024, and recognizes management fee revenue as services are performed. For the three months ended September 30, 2023 and 2022, revenue earned from the management services agreement was $37,000 and $81,000, respectively.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2023 and 2022 totaled $42,000 and $50,000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 totaled $191,000 and $242,000, respectively. The decrease in general and administrative expenses was primarily due to decreased legal and professional fees as compared to the same period of the prior year.

Other Expense

Interest expense for the three months ended September 30, 2023 and 2022, was $131,000 and $120,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $306,000 for the three months ended September 30, 2023, compared to a net loss of $311,000 for the three months ended September 30, 2022.

Liquidity and Capital Resources

Our cash balance on September 30, 2023 decreased to $53,000 as compared to $61,000 on June 30, 2023. The decrease was the result of the $129,000 cash provided by financing activities offset by $137,000 cash used in operating activities. Net cash used in operations during the three months ended September 30, 2023, was $137,000, compared with $98,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended June 30, 2023, was primarily from our net loss of $327,000, offset by a general net increase to our working capital accounts of $60,000, and increased interest accrued on notes payable of $130,000. Net cash provided by financing activities of $129,000 was from proceeds received from notes payable during the period ended September 30, 2023. During the same period of the prior year, net cash provided by financing activities of $184,000 was from proceeds received from notes payable.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2023, the Company incurred a net loss of $306,000 and used cash in operating activities of $137,000, and at September 30, 2023, the Company had a stockholders’ deficiency of $8,976,000. In addition, as of September 30, 2023, the Company is in default on $774,000 of its convertible notes and notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our June 30, 2023 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2024 without continued external investment. Subsequent to September 30, 2023, the Company issued $20,000 of convertible promissory notes to Van Tran, the Company’s CEO/Executive Chair and a director, as additional working capital. The Company believes it will require additional funds to continue its operations through fiscal 2024 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Ms Tran, and 50% by Lawrence J. Johanns, a significant Company stockholder.

Convertible notes and notes payable

Convertible and notes payable includes principal and accrued interest and consist of the following at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
(a) Unsecured convertible notes ($21,000 and $20,000 in default)	$67,000	$66,000
(b) Notes payable (in default)	479,000	475,000
(c) Notes payable (in default)	30,000	29,000
Total notes-third parties	$576,000	$570,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2023, convertible notes totaled $66,000. During the three months ended September 30, 2023, interest of $1,000 was added to the principal resulting in a balance owed of $67,000 at September 30, 2023. On September 30, 2023, $21,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 69,952 shares of the Company’s common stock. The balance of $46,000 is due on demand and convertible at a conversion price of $0.08 per share into 571,745 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2023, the notes totaled $475,000. During the three months ended September 30, 2023, interest of $4,000 was added to principal resulting in a balance owed of $479,000 at September 30, 2023. At September 30, 2023, $431,000 of notes are secured by the Company’s intellectual property and $48,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020 and are in default.

At June 30, 2023 the notes totaled $29,000. During the three months ended September 30, 2023, interest of $1,000 was added to the principal resulting in a balance owed of $30,000 at September 30, 2023.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
(a) Convertible notes-The Matthews Group	$1,999,000	$1,970,000
(b) Notes payable-The Matthews Group	5,168,000	4,988,000
(c) Convertible notes-other related parties ($244,000 and $242,000 in default)	410,000	364,000
Total notes-related parties	$7,577,000	$7,322,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2023, convertible notes due to The Matthews Group totaled $1,970,000.  During the three months ended September 30, 2023, $29,000 of interest was added to principal, resulting in a balance payable at September 30, 2023 of $1,999,000. At September 30, 2023, the notes are convertible at a conversion price of $0.08 per share into 24,979,806 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015.

At June 30, 2023, notes due to The Matthews Group totaled $4,988,000.  During the three months ended September 30, 2023, $88,000 of notes payable were issued and interest of $92,000 was added to principal, resulting in a balance owed of $5,168,000 at September 30, 2023.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.04 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2023, convertible notes due to other related parties totaled $364,000. During the three months ended September 30, 2023, $41,000 of notes payable were issued and interest of $5,000 was added to principal, resulting in a balance owed of $410,000 at September 30, 2023. At September 30, 2023, $244,000 of the notes were due in 2010 and are in default, and $166,000 is due on demand. At September 30, 2023, $244,000 of the notes are convertible at a conversion price of $0.30 per share into 814,581 shares of the Company’s common stock, $92,000 of the notes are convertible at a conversion price of $0.09 per share into 1,088,097 shares of the Company’s common stock, and $73,000 of the notes are convertible at a conversion price of $0.04 per share into 1,817,959 shares of the Company’s common stock.

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

b. Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2024. The Company earned a fee of 35% of all revenues billed up to September 30, 2023.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2023.

Changes in Internal Control over Financial Reporting.

In our Form 10-K on June 30, 2023, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company’s intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of September 30, 2023, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $774,000 representing principal and accrued interest as of September 30, 2023.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2023 and June 30, 2023; (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022; (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

November 14, 2023	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

