Form 10-Q
period 2024-03-31
VERITEC INC
filed 2024-05-20
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of May 15, 2024, was 39,988,007.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Current Assets:
Cash	$153,000	$61,000
Accounts receivable	10,000	7,000
Prepaid expenses and other current assets	5,000	6,000
Total Assets	$168,000	$74,000

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	310,000	289,000
Accounts payable, related party	119,000	119,000
Accrued expenses	66,000	60,000
Customer deposits	38,000	29,000
Convertible notes and notes payable ($539,000 and $525,000 in default)	586,000	570,000
Convertible notes and notes payable, related parties ($249,000 and $242,000 in default)	8,213,000	7,322,000
Total Current Liabilities	9,332,000	8,389,000
Deferred revenues	200,000	200,000
Contingent earnout liability	155,000	155,000
Total Liabilities	9,687,000	8,744,000

Commitments and contingencies

Stockholders' Deficit:
Convertible Preferred stock, par value $1.00; 10,000,000 shares authorized; 276,000 shares of Series H authorized; 1,000 shares issued and outstanding	1,000	1,000
Common Stock, par value $.01; 150,000,000 shares authorized; 39,988,007 and 39,988,007 shares issued and outstanding, respectively	400,000	400,000
Common stock to be issued, 145,000 shares	12,000	12,000
Additional paid in capital	18,143,000	18,143,000
Accumulated deficit	(28,075,000)	(27,226,000)
Total Stockholders' Deficit	(9,519,000)	(8,670,000)
Total Liabilities and Stockholders' Deficit	$168,000	$74,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue:
Mobile banking technology revenue	$44,000	$33,000	$118,000	$123,000
Other revenue, management fee - related party	92,000	54,000	183,000	172,000
Total revenue	136,000	87,000	301,000	295,000
Costs and operating expenses:
Cost of revenue	61,000	72,000	134,000	170,000
Selling, general and administrative expenses(1)	240,000	236,000	605,000	687,000
Total costs and operating expenses	301,000	308,000	739,000	857,000
Loss from operations	(165,000)	(221,000)	(438,000)	(562,000)

Other expenses:
Interest expense(2)	(143,000)	(125,000)	(411,000)	(367,000)
Total other expenses	(143,000)	(125,000)	(411,000)	(367,000)

Net loss	$(308,000)	$(346,000)	$(849,000)	$(929,000)
Net loss per common share - basic and diluted	(0.01)	(0.01)	(0.02)	(0.02)
Weighted average number of common shares outstanding - basic and diluted	39,988,007	39,988,007	39,988,007	39,988,007
Supplement
(1) Includes expenses to related party	$13,000	$12,000	$39,000	$38,000
(2) Includes interest expense to related parties	$140,000	$120,000	$396,000	$352,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to Be Issued	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2023 (unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(27,767,000)	$(9,211,000)
Net loss for the period	—	—	—	—	—	—	(308,000)	(308,000)
Balance, March 31, 2024 (unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(28,075,000)	$(9,519,000)

Balance, June 30, 2023	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(27,226,000)	$(8,670,000)
Net loss for the period	—	—	—	—	—	—	(849,000)	(849,000)
Balance, March 31, 2024 (unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(28,075,000)	$(9,519,000)

Balance, March 31, 2023 (unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(26,575,000)	$(8,019,000)
Net loss for the period	—	—	—	—	—	—	(346,000)	(346,000)
Balance, March 31, 2023 (unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(26,921,000)	$(8,365,000)

Balance, June 30, 2022	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,992,000)	$(7,436,000)
Net loss for the period	—	—	—	—	—	—	(929,000)	(929,000)
Balance, March 31, 2023 (unaudited)	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(26,921,000)	$(8,365,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(849,000)	$(929,000)
Adjustments to reconcile net loss to cash used in operating activities:
Interest accrued on notes payable	412,000	367,000
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	—
Prepaid expenses	1,000	2,000
Customer deposits	9,000	29,000
Deferred revenue	—	189,000
Accounts payable	21,000	29,000
Accounts payable - related party	—	7,000
Accrued expenses	6,000	13,000
Net cash used in operating activities	(403,000)	(293,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	528,000	355,000
Repayment of notes payable - related party	(33,000)	—
Net cash provided by financing activities	495,000	355,000

NET INCREASE IN CASH	92,000	62,000
CASH AT BEGINNING OF PERIOD	61,000	66,000
CASH AT END OF PERIOD	$153,000	$128,000

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023
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

On December 31, 2015, the Company sold all of its assets of its barcode technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2024. The Company earns a fee of 35% of all revenues billed up to March 31, 2024, and recognizes management fee revenue as services are performed.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The balances as of June 30, 2023 are derived from the Company’s audited consolidated financial statements as of and for the year ended June 30, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2023. These financial statements should be read in conjunction with that report.

The accompanying condensed consolidated financial statements include the accounts of Veritec and its wholly-owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2024, the Company incurred a net loss of $849,000 and used cash in operating activities of $403,000, and on March 31, 2024, the Company had a stockholders’ deficit of $9,519,000. In addition, as of March 31, 2024, the Company is delinquent in payment of $788,000 of its convertible notes and notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Other Revenue, Management Fee – Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2024. The Company earned a fee of 35% of all revenues billed up to March 31, 2024. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by customer type for the three and nine months ended March 31, 2024 and 2023:

Disaggregate Net Sales
	Three Months Ended			Nine Months Ended
	2024	2023		2024	2023
Medical	$35,000		$12,000	$89,000	$34,000
Banking	3,000	`	15,000	11,000	71,000
Associations	3,000		3,000	9,000	9,000
Education	3,000		3,000	9,000	9,000
Other revenue, management fee related party	92,000		54,000	183,000	172,000
Total revenue	$136,000		$87,000	$301,000	$295,000

During the nine months ended March 31, 2024 and 2023, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $92,000 and $183,000, and $54,000 and $172,000, for the three and nine months ended March 31, 2024 and 2023, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

For the periods ended March 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

For the periods ended March 31, 2024, and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

Summary of securities excluded from EPS calculation
	As of March 31,
	2024	2023
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	32,061,338	26,827,207
Options	550,000	900,000
Total	32,621,388	27,737,207

Concentrations

During the three months ended March 31, 2024, the Company had one customer that represented 68% (related party) of our revenues, and one customer that represented 26% of our revenues. During the three months ended March 31, 2023, the Company had three major customers, one that represented 14% of our revenue, one that represented 12% of our revenue, and one, a related party, that represented 62% of our revenue.

No other customer represented more than 10% of our revenues.

During the nine months ended March 31, 2024, the Company had one customer that represented 61% (related party) of our revenues, and one customer that represented 30% of our revenues. During the six months ended March 31, 2023, the Company had three major customers, one that represented 24% of our revenue, one that represented 13% of our revenue, and one, a related party, that represented 57% of our revenues. No other customer represented more than 10% of our revenues.

At March 31, 2024 and June 30, 2023, one customer represented substantially all of the Company’s accounts receivable balance as of that date.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company adopted ASU 2023-07 beginning January 1, 2024. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – CONTINGENT EARNOUT LIABILITY

On December 31, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as the Company receives equity investments aggregating $1,300,000. As of March 31, 2024, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 3 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consist of the following at March 31, 2024 and June 30, 2023:

Convertible notes and notes payable - in default
	March 31, 2024	June 30, 2023
(a) Unsecured convertible notes ($21,000 and $21,000 in default)	$68,000	$66,000
(b) Notes payable (in default)	488,000	475,000
(c) Notes payable (in default)	30,000	29,000
Total notes payable - third parties	$586,000	$570,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2023, convertible notes totaled $66,000. During the nine months ended March 31, 2024, interest of $2,000 was added to the principal resulting in a balance owed of $68,000 at March 31, 2024. On March 31, 2024, $21,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 71,286 shares of the Company’s common stock. The balance of $47,000 is due on demand and convertible at a conversion price of $0.08 per share into 580,875 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2023, the notes totaled $475,000. During the nine months ended March 31, 2024, interest of $13,000 was added to principal resulting in a balance owed of $488,000 at March 31, 2024. At March 31, 2024, $439,000 of notes are secured by the Company’s intellectual property and $49,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020 and are in default.

At June 30, 2023, the notes totaled $29,000. During the nine months ended March 31, 2024, interest of $1,000 was added to the principal resulting in a balance owed of $30,000 at March 31, 2024.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at March 31, 2024 and June 30, 2023:

Convertible notes and notes payable- related party
	March 31, 2024	June 30, 2023
(a) Convertible notes - The Matthews Group	$2,055,000	$1,970,000
(b) Notes payable - The Matthews Group	5,664,000	4,988,000
(c) Convertible notes-other related parties ($249,000 and $242,000 in default)	494,000	364,000
Total notes-related parties	$8,213,000	$7,322,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2023, convertible notes due to The Matthews Group totaled $1,970,000. During the nine months ended March 31, 2024, $85,000 of interest was added to principal, resulting in a balance payable at March 31, 2024 of $2,055,000. At March 31, 2024, the notes are convertible at a conversion price of $0.08 per share into 25,695,768 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015.

At June 30, 2023, notes due to The Matthews Group totaled $4,988,000.  During the nine months ended March 31, 2024, $384,000 of notes payable were issued and interest of $292,000 was added to principal, resulting in a balance owed of $5,664,000 at March 31, 2024.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.04 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2023, convertible notes due to other related parties totaled $364,000. During the nine months ended March 31, 2024, $145,000 of notes payable were issued, $33,000 of notes were repaid, and interest of $18,000 was added to principal, resulting in a balance owed of $494,000 at March 31, 2024. At March 31, 2024, $249,000 of the notes were due in 2010 and are in default, and $245,000 is due on demand. At March 31, 2024, $249,000 of the notes are convertible at a conversion price of $0.30 per share into 829,581 shares of the Company’s common stock, $95,000 of the notes are convertible at a conversion price of $0.09 per share into 1,111,597 shares of the Company’s common stock, and $150,000 of the notes are convertible at a conversion price of $0.04 per share into 3,772,281 shares of the Company’s common stock.

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common Stock to be Issued

At March 31, 2024 and June 30, 2023, 145,000 shares of common stock with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying condensed consolidated financial statements.

NOTE 5 – STOCK OPTIONS

A summary of stock options as of March 31, 2024 is as follows:

Summary of Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2023	900,000	$0.03
Granted	—	—
Forfeited	(350,000)	$(0.03)
Outstanding at March 31, 2024	550,000	$0.03
Exercisable at March 31, 2024	550,000	$0.03

As of March 31, 2024, the Company had no outstanding unvested options with future compensation costs. The outstanding and exercisable stock options had no intrinsic value on March 31, 2024..

Additional information regarding options outstanding as of March 31, 2024, is as follows:

Additional information regarding outstanding options
Options Outstanding and Exercisable at March 31, 2024
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.03	550,000	0.73	$0.03

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

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 35% of all revenues up to June 30, 2024, from the barcode technology operations. During the three and nine months ended March 31, 2024 and 2023, the Company recorded management fee revenue related to this agreement of $92,000 and $183,000 and $54,000 and $175,000, respectively.

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company and reflected as proceeds from unsecured notes payable due The Matthews Group. During the nine months ended March 31, 2024 and 2023, cash flow loans of $383,000 and $255,000, respectively, were made to the Company at 10% interest per annum and due on demand. At March 31, 2024, cash flow loans of $5,664,000 are due to The Matthews Group (see Note 3).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of March 31, 2024 and June 30, 2023, total advances from Ms. Tran amounted to $119,000 and $119,000, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For the Three and Nine months ended March 31, 2024, lease payments to Ms. Tran totaled $13,000 and $39,000, respectively.

NOTE 7 – AGREEMENTS WITH NUGEN

On July 4, 2022, the Company entered a Memorandum of Understanding (the “MOU”) for the purpose of forming a strategic partnership between the Company and Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks the Company to modify, create, or build a “private label” system for Nugen, with an initial interest in the Company’s blinxPay technology and Bio-ID verification system. Nugen paid the Company $50,000 at the date of the MOU signing and during the period ended March 31, 2023, the Company completed its performance obligations, and recorded the $50,000 payment as Mobile banking technology revenue during the period then ended. Nugen further agreed to pay the Company a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system. As of March 31, 2024, no royalties have been realized under the MOU.

On October 10, 2022, the Company entered into a License and Distributor Agreement (“License Agreement”) with Nugen. The License Agreement became effective on receipt of $200,000 in December 2022 and extends through August 31, 2027. The License Agreement grants Nugen a Worldwide license and distribution for the Company’s blinxPay Close-Loop Virtual Wallet and blinxPay Open-Loop Visa Debit and all hardware products of the Company. Per the terms of the License Agreement, Nugen agrees to pay the Company a one-time license payment of $1,000,000 for the right to market the Company’s products noted above, of which $200,000 was received by the Company in December 2022. The initial $200,000 has been recorded as deferred revenue in the Consolidated Balance Sheet. The deferred revenue balance of $200,000 at March 31, 2024, will begin being amortized to Mobile banking technology revenue starting once the Company has met its performance obligations under the License Agreement through the remaining term of the License Agreement, which expires on August 31, 2027. The remaining balance of $800,000 is scheduled to be paid as follows: $100,000 when the Company’s identifies a domestic sponsor bank, $350,000 to integrate the Company’s blinxPay software platform, and interface blinxPay with a sponsor foreign bank, and $350,000 on the completion of the final stage of testing, installation, and launch. In addition to the one-time license payment, Nugen agrees to pay a minimum monthly support fee plus 5% royalty from all sales of products noted above. As of March 31, 2024, no royalty related revenues have been realized under the License Agreement.

NOTE 8 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company.  The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company’s intellectual property without approval.   Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of March 31, 2024, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On March 26, 2022, as amended on May 10, 2022, the Company and Es Solo Holdings Ltd (“Es Solo”), an England & Wales limited liability company, entered into a Prepaid Card Client Program Management Agreement (“Management Agreement”).  Es Solo develops, markets, and operates prepaid card programs through its affiliations with issuing banks, and the Company desires to have Es Solo develop a prepaid card program to be marketed by the Company for card issuing purposes, pursuant to the terms of the Management Agreement. Es Solo agreed to pay the Company $10,000 as a program setup fee. The Company and Es Solo agreed to a 50%/50% revenue share arrangement based on fees collected from customers using the Company’s prepaid, Bio-ID, and debit card products.  As of March 31, 2024, no revenues have been realized under the Management Agreement.

On November 1, 2021, the Company and Elite Web Technology Inc. (“Marketer”) entered into a Sales and Marketing Agreement (“Agreement”). The Company agreed that Marketer can market and sale certain Company products as defined in the Agreement. The Company agreed to pay Marketer a sales commission of 15% of gross revenues, and to set aside 500,000 shares of Company common stock, as a bonus, once Marketer achieves $2 million in gross revenues within the first year of the Agreement. In addition, the Company will issue 25,000 stock options for each additional $1.0 million of gross revenues. As of March 31, 2024, the Marketer had not met any of its revenue targets and no commissions or equity compensation was due.

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of March 31, 2024, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months’ compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the nine months ended March 31, 2024 and 2023, salaries paid to Van Thuy Tran under this agreement totaled $75,000 and $75,000.

NOTE 10 – SUBSEQUENT EVENTS

On May 1, 2024, the Company entered into an exclusive distribution agreement with Encore Sales and Marketing LLC (“Encore”) under which the Company granted Encore exclusive rights to sell and market the Company’s products to the gaming industry (as defined in the agreement) and on a non-exclusive basis to all other industries, through April 2029. In return, the Company received an advance payment of $150,000 and will receive an additional $50,000 within the first 120 days of the agreement. The Company will also receive a minimum payment of $60,000 per month in the first year of the agreement, commencing after 120 days, $120,000 per month in the second year and $180,000 per month in the third year. All subsequent years will have a minimum of 10% per year growth.

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

Recent Events

On July 4, 2022, we entered a Memorandum of Understanding (the “MOU”) for the purpose of forming a strategic partnership between the Company and Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks us to modify, create, or build a “private label” system for Nugen, with an initial interest in our blinxPay technology and Bio-ID verification system. Nugen paid us $50,000 at the date of the MOU signing and during the period ended December 31, 2022, we completed our performance obligations, and recorded the $50,000 payment as Mobile banking technology revenue during the period then ended. Nugen further agreed to pay the us a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system. As of March 31, 2024, no royalties have been realized under the MOU.

On October 10, 2022, the Company entered into a License and Distributor Agreement (“License Agreement”) with Nugen. The License Agreement became effective on receipt of $200,000 in December 31, 2022 and extends through August 31, 2027. The License Agreement grants Nugen a Worldwide license and distribution for the Company’s blinxPay Close-Loop Virtual Wallet and blinxPay Open-Loop Visa Debit and all hardware products of the Company. Per the terms of the License Agreement, Nugen agrees to pay the Company a one-time license payment of $1,000,000 for the right to market the Company’s products noted above, of which $200,000 was received by the Company in December 2022. The initial $200,000 has been recorded as deferred revenue in the Consolidated Balance Sheet. The deferred revenue balance of $200,000 at June 30, 2023, will begin being amortized to Mobile banking technology revenue starting once the Company has met its performance obligations under the License Agreement through the remaining term of the License Agreement, which expires on August 31, 2027. The remaining balance of $800,000 is scheduled to be paid as follows: $100,000 when the Company’s identifies a domestic sponsor bank, $350,000 to integrate the Company’s blinxPay software platform, and interface blinxPay with a sponsor foreign bank, and $350,000 on the completion of the final stage of testing, installation, and launch. In addition to the one-time license payment, Nugen agrees to pay a minimum monthly support fee plus 5% royalty from all sales of products noted above. As of March 31, 2024, no royalty related revenues have been realized under the License Agreement.

On May 1, 2024, the Company entered into an exclusive distribution agreement with Encore Sales and Marketing LLC (“Encore”) under which the Company granted Encore exclusive rights to sell and market the Company’s products to the gaming industry (as defined in the agreement) and on a non-exclusive basis to all other industries through April 2029. In return, the Company received an advance payment of $150,000 and will received an additional $50,000 within the first 120 days of the agreement. The Company will also receive a minimum payment of $60,000 per month in the first year of the agreement, commencing after 120 days, $120,000 per month in the second year and $180,000 per month in the third year. All subsequent years will have a minimum of 10% per year growth.

Results of Operations - Three months ended March 31, 2024, compared to three months ended March 31, 2023

Revenues

Details of revenues are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Mobile banking technology	$44,000	$33,000	$11,000	33.3
Other revenue, management fee - related party	92,000	54,000	38,000	70.4
Total Revenues	$136,000	$87,000	$49,000	56.3

 • Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended March 31, 2024 and 2023 were $44,000 and $33,000, respectively.

 • Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2024. The Company earns a fee of 35% of all revenues billed up to June 30, 2024, and recognizes management fee revenue as services are performed. For the three months ended March 31, 2024 and 2023, revenue earned from the management services agreement was $92,000 and $54,000, respectively.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 and 2023 totaled $61,000 and $72,000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 totaled $240,000 and $236,000, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased legal and professional fees as compared to the same period of the prior year.

Other Expense

Interest expense for the three months ended March 31, 2024 and 2023, was $143,000 and $125,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $308,000 for the three months ended March 31, 2024, compared to a net loss of $346,000 for the three months ended March 31, 2023.

Results of Operations - Nine months ended March 31, 2024, compared to nine months ended March 31, 2023

Revenues

Details of revenues are as follows:

	Nine Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Mobile banking technology	$118,000	$123,000	$(5,000)	(4.1)
Other revenue, management fee - related party	183,000	172,000	11,000	6.4
Total Revenues	$301,000	$295,000	$6,000	2.0

 • Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the nine months ended March 31, 2024 and 2023 were $118,000 and $123,000, respectively.

 • Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2024. The Company earns a fee of 35% of all revenues billed up to June 30, 2024, and recognizes management fee revenue as services are performed. For the nine months ended March 31, 2024 and 2023, revenue earned from the management services agreement was $183,000 and $172,000, respectively.

Cost of Revenue

Cost of revenue for the nine months ended March 31, 2024 and 2023 totaled $134,000 and $170,000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2024 and 2023 totaled $605,000 and $687,000, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased legal and professional fees as compared to the same period of the prior year.

Other Expense

Interest expense for the nine months ended March 31, 2024 and 2023, was $411,000 and $367,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $849,000 for the nine months ended March 31, 2024, compared to a net loss of $929,000 for the nine months ended March 31, 2023.

Liquidity and Capital Resources

Our cash balance on March 31, 2024 increased to $153,000 as compared to $61,000 on June 30, 2023. The increase was the result of the net $495,000 cash provided by financing activities, offset by $403,000 cash used in operating activities. Net cash used in operations during the nine months ended March 31, 2024, was $403,000, compared with $293,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended March 31, 2024, was primarily from our net loss of $849,000, offset by increased interest accrued on convertible notes and notes payable of $412,000. Net cash provided by financing activities of $495,000 was from proceeds received from notes payable - related party during the period ended March 31, 2024. During the same period of the prior year, net cash provided by financing activities of $355,000 was from proceeds received from notes payable – related party.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended March 31, 2024, the Company incurred a net loss of $849,000 and used cash in operating activities of $403,000, and on March 31, 2024, the Company had a stockholders’ deficit of $9,519,000. In addition, as of March 31, 2024, the Company is delinquent in payment of $809,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2023 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consist of the following at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
(a) Unsecured convertible notes ($21,000 and $21,000 in default)	$68,000	$66,000
(b) Notes payable (in default)	488,000	475,000
(c) Notes payable (in default)	30,000	29,000
Total notes-third parties	$586,000	$570,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2023, convertible notes totaled $66,000. During the nine months ended March 31, 2024, interest of $2,000 was added to the principal resulting in a balance owed of $68,000 at March 31, 2024. On March 31, 2024, $21,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 71,286 shares of the Company’s common stock. The balance of $47,000 is due on demand and convertible at a conversion price of $0.08 per share into 580,875 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2023, the notes totaled $475,000. During the nine months ended March 31, 2024, interest of $13,000 was added to principal resulting in a balance owed of $488,000 at March 31, 2024. At March 31, 2024, $439,000 of notes are secured by the Company’s intellectual property and $49,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020 and are in default.

At June 30, 2023 the notes totaled $29,000. During the nine months ended March 31, 2024, interest of $1,000 was added to the principal resulting in a balance owed of $30,000 at March 31, 2024.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
(a) Convertible notes-The Matthews Group	$2,055,000	$1,970,000
(b) Notes payable-The Matthews Group	5,664,000	4,988,000
(c) Convertible notes-other related parties ($249,000 and $242,000 in default)	494,000	364,000
Total notes-related parties	$8,213,000	$7,322,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2023, convertible notes due to The Matthews Group totaled $1,970,000.  During the nine months ended March 31, 2024, $85,000 of interest was added to principal, resulting in a balance payable at March 31, 2024 of $2,055,000. At March 31, 2024, the notes are convertible at a conversion price of $0.08 per share into 25,695,768 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015.

At June 30, 2023, notes due to The Matthews Group totaled $4,988,000.  During the nine months ended March 31, 2024, $384,000 of notes payable were issued and interest of $292,000 was added to principal, resulting in a balance owed of $5,664,000 at March 31, 2024.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.04 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2023, convertible notes due to other related parties totaled $364,000. During the nine months ended March 31, 2024, $145,000 of notes payable were issued, $33,000 of notes payable were repaid, and interest of $18,000 was added to principal, resulting in a balance owed of $494,000 at March 31, 2024. At March 31, 2024, $249,000 of the notes were due in 2010 and are in default, and $245,000 is due on demand. At March 31, 2024, $249,000 of the notes are convertible at a conversion price of $0.30 per share into 829,581 shares of the Company’s common stock, $95,000 of the notes are convertible at a conversion price of $0.09 per share into 1,111,597 shares of the Company’s common stock, and $150,000 of the notes are convertible at a conversion price of $0.04 per share into 3,772,281 shares of the Company’s common stock.

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

b. Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2024. The Company earned a fee of 35% of all revenues billed up to March 31, 2024.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2023.

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company. The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval. Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of March 31, 2024, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $809,000 representing principal and accrued interest as of March 31, 2024.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2024 and June 30, 2023; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2022; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at March 31, 2024 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2022; (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

May 20, 2024	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

