Form 10-K
period 2024-06-30
VERITEC INC
filed 2024-10-10
CIK 773318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

i

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

Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2023, based on the closing sales price of the common stock as quoted on the OTC Markets was $305,000. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of October 9, 2024, there were 39,938,007 shares of registrant’s common stock outstanding.

ii

VERITEC, INC. AND SUBSIDIARIES

iii

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

iv

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

The Company was also previously engaged in its proprietary two-dimensional matrix symbology technology (also commonly referred to as “two-dimensional barcodes”, “2D barcodes”, or “Barcode Technology”) which it sold on September 30, 2015 to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of The Matthews Group’s Barcode Technology operations through June 30, 2025.

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

(b) blinx ON-OFF™ Debit Card - Visa® Prepaid Card Programs

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

(d) blinxPay™ Mobile Wallet App

The Company released its blinxPay™ mobile wallet application during fiscal year 2016. blinxPay™ is a secure payment processing system and mobile app that enables customers to make purchases at participating merchants using funds loaded into their blinxPay™ virtual account. The blinxPay™ mobile app is available for download for free at both Google Play and Apple App Store.

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

Major Customers

During the year ended June 30, 2024, the Company had one customer (a related party) that represented 37% of our revenues, one customer that represented 33% of our revenues and one customer that represented 22% of our revenues. No other customer represented more than 10% of our revenues.

During the year ended June 30, 2023, we had three customers that represented 61% (a related party), 14% and 13% of our revenues, respectively. No other customer represented more than 10% of our revenues.

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

Employees

As of June 30, 2024, the Company employed seven employees and six independent contractor consultants.

Financial Information about Geographic Areas

For the years ended June 30, 2024 and 2023, United States customers accounted for 100% of the Company’s total revenue.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports (or international equivalent) of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

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

ITEM 3. LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company. The individual in prior years was also issued 500,000 shares of common stock for services. The Company alleged that the individual used the Company's intellectual property without approval. Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $364,686 and return 500,000 shares of common stock previously issued to him. In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement. As of June 30, 2024, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

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

Market Price Range of Common Stock	Fiscal 2024		Fiscal 2023
Quarter Ended	High	Low	High	Low
September 30	$0.05	$0.03	$0.04	$0.03
December 31	$0.06	$0.02	$0.03	$0.02
March 31	$0.06	$0.01	$0.02	$0.02
June 30	$0.04	$0.02	$0.03	$0.02

Shareholders

As of June 30, 2024, there were approximately 797 shareholders of record, inclusive of those brokerage firms and/or clearinghouses holding our common shares for their clientele.

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

Unregistered Sales of Equity Securities

No unregistered sales of equity securities occurred during the years ended June 30, 2024 and 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to shares of common stock issuable under outstanding awards granted pursuant to our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	550,000	$0.03	—
Total	550,000	$0.03	—

(1) The Board of Directors authorized the Chief Executive Officer to issue up to 1,000,000 shares of the Company’s common stock in the form of options or stock bonuses to employees and consultants. The Company has agreements with certain employees that provide for five years of annual grants of options, on each employment anniversary date, to purchase shares of the Company’s common stock. The option price is determined based on the market price on the date of grant, the options vest one year from the date of grant, and the options expire five years after vesting. The Board of Directors granted 1,150,000 stock options to directors and employees under this arrangement in 2019. The Company granted no stock options or stock bonuses to employees and consultants under this arrangement in 2024 and 2023.

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

Inflation

Global inflation increased during 2021, 2022 and in 2023. The Russia Ukraine conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and operating results could decrease, and our financial condition and results of operations could be adversely affected.

Recent Events

On July 4, 2022, we entered a Memorandum of Understanding (the “MOU”) for the purpose of forming a strategic partnership between the Company and Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks us to modify, create, or build a “private label” system for Nugen, with an initial interest in our blinxPay technology and Bio-ID verification system. Nugen paid us $50,000 at the date of the MOU signing and during the period ended December 31, 2022, we completed our performance obligations, and recorded the $50,000 payment as Mobile banking technology revenue during the period then ended. Nugen further agreed to pay the us a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system. As of June 30, 2024, no royalties have been realized under the MOU.

On October 10, 2022, the Company entered into a License and Distributor Agreement (“License Agreement”) with Nugen. The License Agreement became effective on receipt of $200,000 in December 31, 2022 and extends through August 31, 2027. The License Agreement grants Nugen a Worldwide license and distribution for the Company’s blinxPay Close-Loop Virtual Wallet and blinxPay Open-Loop Visa Debit and all hardware products of the Company. Per the terms of the License Agreement, Nugen agrees to pay the Company a one-time license payment of $1,000,000 for the right to market the Company’s products noted above, of which $200,000 was received by the Company in December 2022. The initial $200,000 has been recorded as deferred revenue in the Consolidated Balance Sheet. The deferred revenue balance of $200,000 at June 30, 2023, will begin being amortized to Mobile banking technology revenue starting once the Company has met its performance obligations under the License Agreement through the remaining term of the License Agreement, which expires on August 31, 2027. The remaining balance of $800,000 is scheduled to be paid as follows: $100,000 when the Company’s identifies a domestic sponsor bank, $350,000 to integrate the Company’s blinxPay software platform, and interface blinxPay with a sponsor foreign bank, and $350,000 on the completion of the final stage of testing, installation, and launch. In addition to the one-time license payment, Nugen agrees to pay a minimum monthly support fee plus 5% royalty from all sales of products noted above. As of June 30, 2024, no royalty related revenues have been realized under the License Agreement.

On May 1, 2024, the Company entered into an exclusive distribution agreement with Encore Sales and Marketing LLC (“Encore”) under which the Company granted Encore exclusive rights to sell and market the Company’s products to the gaming industry (as defined in the agreement) and on a non-exclusive basis to all other industries through April 2029. In return, the Company received a payment of $150,000 and will receive an additional $50,000 within the first 120 days of the agreement. The Company will also receive a minimum payment of $60,000 per month in the first year of the agreement, commencing after 120 days, $120,000 per month in the second year and $180,000 per month in the third year. All subsequent years will have a minimum of 10% per year growth. As of June 30, 2024, the Company had only received the $150,000 payment. No other payments have been received.

Results of Operations – June 30, 2024 compared to June 30, 2023

Revenues

Details of revenues are as follows:

	Year Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Mobile banking technology	$139,000	$140,000	$(1,000)	(0.1)
Other revenue, management fee - related party	172,000	216,000	(44,000)	(20.3)
License fees	150,000	—	150,000	100.0
Total Revenues	$461,000	$356,000	$105,000	29.5

• Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the years ended June 30, 2024 and 2023 were $139,000 and $140,000, respectively.

 • Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2024. The Company earns a fee of 35% of all revenues billed up to June 30, 2024, and recognizes management fee revenue as services are performed. For the years ended June 30, 2024 and 2023, revenue earned from the management services agreement was $172,000 and $216,000, respectively.

 • License fees

On May 1, 2024, the Company entered into an exclusive distribution agreement with Encore Sales and Marketing LLC (“Encore”) under which the Company granted Encore exclusive rights to sell and market the Company’s products to the gaming industry (as defined in the agreement) and on a non-exclusive basis to all other industries through April 2029. In return, the Company received a payment of $150,000 and will receive an additional $50,000 within the first 120 days of the agreement. The Company will also receive a minimum payment of $60,000 per month in the first year of the agreement, commencing after 120 days, $120,000 per month in the second year and $180,000 per month in the third year. All subsequent years will have a minimum of 10% per year growth. As of June 30, 2024, the Company only received the $150,000 payment. The Company recorded the payment of $150,000 as revenue during the year ended June 30, 2024, as all performance obligations under the agreement had been met as of that date.

Cost of Revenue

Cost of revenue for the years ended June 30, 2024 and 2023 totaled $173,000 and $211,000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended June 30, 2024 and 2023 totaled $796,000 and $883,000, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased payroll, commissions and software R&D as compared to the same period of the prior year.

Other Expense

Interest expense for the years ended June 30, 2024 and 2023 was $550,000 and $496,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $1,058,000 for the year ended June 30, 2024, compared to a net loss of $1,234,000 for the year ended June 30, 2023.

Liquidity and Capital Resources

Our cash balance on June 30, 2024 increased to $118,000 as compared to $61,000 on June 30, 2023. The increase was the result of the net $553,000 net cash provided by financing activities, offset by $496,000 cash used in operating activities. Net cash used in operations during the year ended June 30, 2024, was $496,000, compared with $499,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended June 30, 2024 was primarily from our net loss of $1,058,000, offset by increased interest accrued on convertible notes and notes payable of $551,000. Net cash provided by financing activities of $553,000 was from proceeds received from notes payable - related party during the period ended June 30, 2024 of $586,000, offset by repayments of $33,000. During the same period of the prior year, net cash provided by financing activities of $494,000 was from proceeds received from notes payable – related party.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended June 30, 2024, the Company incurred a net loss of $1,058,000 and used cash in operating activities of $496,000, and on June 30, 2024, the Company had a stockholders’ deficit of $9,728,000. In addition, as of June 30, 2024, the Company is delinquent in payment of $794,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2025 without continued external investment. The Company believes it will require additional funds to continue its operations through fiscal 2025 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock.

The Company has traditionally been dependent on The Matthews Group, LLC, a related party, for its financial support. The Matthews Group is owned 50% by Ms Tran, and 50% by Lawrence J. Johanns, a significant Company stockholder.

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consist of the following at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
(a) Unsecured convertible notes ($21,000 and $21,000 in default)	$69,000	$66,000
(b) Notes payable (in default)	492,000	475,000
(c) Notes payable (in default)	30,000	29,000
Total convertible notes and notes payable	$591,000	$570,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2023, convertible notes totaled $66,000. During the year ended June 30, 2024, interest of $3,000 was added to the principal resulting in a balance owed of $69,000 at June 30, 2024. On June 30, 2024, $21,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 71,952 shares of the Company’s common stock. The balance of $48,000 is due on demand and convertible at a conversion price of $0.08 per share into 585,440 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2023, the notes totaled $475,000. During the year ended June 30, 2024, interest of $18,000 was added to principal resulting in a balance owed of $493,000 at June 30, 2024. At June 30, 2024, $444,000 of notes are secured by the Company’s intellectual property and $49,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020 and are in default.

At June 30, 2023 the notes totaled $29,000. During the year ended June 30, 2024, interest of $1,000 was added to the principal resulting in a balance owed of $30,000 at June 30, 2024.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
(a) Convertible notes-The Matthews Group	$2,084,000	$1,970,000
(b) Notes payable-The Matthews Group	5,821,000	4,988,000
(c) Convertible notes-other related parties ($251,000 and $242,000 in default)	500,000	364,000
Total convertible notes and notes payable-related parties	$8,405,000	$7,322,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2023, convertible notes due to The Matthews Group totaled $1,970,000.  During the year ended June 30, 2024, $114,000 of interest was added to principal, resulting in a balance payable at June 30, 2024 of $2,084,000. At June 30, 2024, the notes are convertible at a conversion price of $0.08 per share into 26,053,749 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015.

At June 30, 2023, notes due to The Matthews Group totaled $4,988,000.  During the year ended June 30, 2024, $441,000 of notes payable were issued and interest of $392,000 was added to principal, resulting in a balance owed of $5,821,000 at June 30, 2024.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.04 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2023, convertible notes due to other related parties totaled $364,000. During the year ended June 30, 2024, $145,000 of notes payable were issued, $33,000 of notes payable were repaid, and interest of $24,000 was added to principal, resulting in a balance owed of $500,000 at June 30, 2024. At June 30, 2024, $251,000 of the notes were due in 2010 and are in default, and $249,000 is due on demand. At June 30, 2024, $251,000 of the notes are convertible at a conversion price of $0.30 per share into 837,081 shares of the Company’s common stock, $67,000 of the notes are convertible at a conversion price of $0.08  per share into 836,535 shares of the Company’s common stock, $29,000 of the notes are convertible at a conversion price of $0.10 per share into 286,812 shares of the Company’s common stock, and $151,000 of the notes are convertible at a conversion price of $0.04 per share into 3,844,049 shares of the Company’s common stock.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities, certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

b. Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2025. The Company earned a fee of 35% of all revenues billed up to June 30, 2024.

c. License Fees

On May 1, 2024, the Company entered into an exclusive distribution agreement with Encore Sales and Marketing LLC (“Encore”) under which the Company granted Encore exclusive rights to sell and market the Company’s products to the gaming industry (as defined in the agreement) and on a non-exclusive basis to all other industries through April 2029. In return, the Company received a payment of $150,000 and will received an additional $50,000 within the first 120 days of the agreement. The Company will also receive a minimum payment of $60,000 per month in the first year of the agreement, commencing after 120 days, $120,000 per month in the second year and $180,000 per month in the third year. All subsequent years will have a minimum of 10% per year growth. As of June 30, 2024, the Company only received the $150,000 payment. The Company recorded the payment of $150,000 as revenue during the year ended June 30, 2024, as all performance obligations under the agreement had been met as of that date.

Recently Issued Accounting Standards

See Footnote 1 of the consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
PART I - FINANCIAL INFORMATION
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2024 and 2023	F-3
Consolidated Statements of Operations for the Years Ended June 30, 2024 and 2023	F-4
Consolidated Statements of Stockholders’ Deficit for the Years Ended June 30, 2024 and 2023	F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 2024 and 2023	F-6
Notes to Consolidated Financial Statements	F-7 to F-17

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Veritec, Inc.

Golden Valley, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veritec, Inc. (the “Company”) and subsidiaries as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of June 30, 2024. In addition, convertible notes and notes payable in the amount of $794,000 are in default or past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition – Revenue from Related Party

As described in Notes 3 and 6 to the consolidated financial statements, the Company has entered into a management services agreement (the “Agreement”) with The Matthews Group (TMG), to manage all facets of their barcode technology operations through June 30, 2024. TMG is owned 50% by Ms. Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. Pursuant to the Agreement, the Company earns a fee of 35% of all revenues billed by TMG to its customers. The Company recognizes management fee revenue as services are performed by TMG.  In addition, all net cash flow from the barcode technology operations is retained by the Company and reflected as proceeds from notes payable to TMG. Management fee revenue from the Agreement represented approximately 37% of the Company’s total revenue for the fiscal year ended June 30, 2024.

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

•	We obtained and tested a schedule of net receipts retained by the Company and reflected as a note payable to TMG.

•	We confirmed the balance of the note to TMG as of June 30, 2024.

•	We read and evaluated management’s disclosure of the nature of the transaction and identification as related party transaction.

/s/ Weinberg & Company, P.A.

Los Angeles, California
October 10, 2024

ID#572

We have served as the Company’s auditor since 2008

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	2023
Assets
Current Assets:
Cash	$118,000	$61,000
Accounts receivable	8,000	7,000
Prepaid expenses and other current assets	6,000	6,000
Total Assets	$132,000	$74,000

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$268,000	$289,000
Accounts payable, related party	109,000	119,000
Accrued expenses	60,000	60,000
Customer deposits	29,000	29,000
Convertible notes and notes payable ($543,000 and $525,000 in default)	591,000	570,000
Convertible notes and notes payable, related parties ($251,000 and $242,000 in default)	8,405,000	7,322,000
Total Current Liabilities	9,462,000	8,389,000

Deferred revenue	243,000	200,000
Contingent earnout liability	155,000	155,000
Total Liabilities	9,860,000	8,744,000

Commitments and contingencies

Stockholders' Deficit:
Convertible Preferred stock, par value $1.00; 10,000,000 shares authorized; 276,000 shares of Series H authorized; 1,000 shares issued and outstanding	1,000	1,000
Common Stock, par value $0.01; 150,000,000 shares authorized; 39,938,007 and 39,988,007 shares issued and outstanding, respectively	400,000	400,000
Common stock to be issued, 145,000 shares	12,000	12,000
Additional paid in capital	18,143,000	18,143,000
Accumulated deficit	(28,284,000)	(27,226,000)
Total Stockholders' Deficit	(9,728,000)	(8,670,000)

Total Liabilities and Stockholders' Deficit	$132,000	$74,000

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2024	2023
Revenue:
Mobile banking technology revenue	$139,000	$140,000
Other revenue, management fee - related party	172,000	216,000
License fees	150,000	—
Total revenue	461,000	356,000

Costs and operating expenses:
Cost of revenue	173,000	211,000
Selling, general and administrative expenses (1)	796,000	883,000
Total costs and operating expenses	969,000	1,094,000

Loss from operations	(508,000)	(738,000)

Other expenses:
Interest expense (2)	(550,000)	(496,000)
Total other expenses	(550,000)	(496,000)

Net loss	$(1,058,000)	$(1,234,000)

Net loss per common share - basic and diluted	(0.03)	(0.03)

Weighted average number of common shares outstanding - basic and diluted	39,978,034	39,988,007
Supplemental Income Statement:
(1) Includes expenses to related party	$51,000	$51,000
(2) Includes interest expense to related parties	$531,000	$475,000

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Stock to	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Deficit

Balance, June 30, 2022	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(25,992,000)	$(7,436,000)

Net loss	—	—	—	—	—	—	(1,234,000)	(1,234,000)

Balance, June 30, 2023	1,000	$1,000	39,988,007	$400,000	$12,000	$18,143,000	$(27,226,000)	$(8,670,000)

Return of shares	—	—	(50,000)	—	—	—	—	—

Net loss	—	—	—	—	—	—	(1,058,000)	(1,058,000)

Balance, June 30, 2024	1,000	$1,000	39,938,007	$400,000	$12,000	$18,143,000	$(28,284,000)	$(9,728,000)

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,058,000)	$(1,234,000)
Adjustments to reconcile net loss to cash used in operating activities:
Interest accrued on notes payable	551,000	495,000
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	—
Customer deposits	—	4,000
Deferred revenue	43,000	200,000
Accounts payable	(21,000)	18,000
Accounts payable - related party	(10,000)	17,000
Accrued expenses	—	1,000
Net cash used in operating activities	(496,000)	(499,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	586,000	494,000
Repayment of notes payable - related party	(33,000)	—
Net cash provided by financing activities	553,000	494,000

NET INCREASE (DECREASE) IN CASH	57,000	(5,000)
CASH AT BEGINNING OF YEAR	61,000	66,000
CASH AT END OF YEAR	$118,000	$61,000

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JUNE 30, 2024 AND 2023

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

On December 31, 2015, the Company sold all of its assets of its barcode technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2025. The Company earns a fee of 35% of all revenues billed up to June 30, 2024, and recognizes management fee revenue as services are performed.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 2024, the Company incurred a net loss of $1,058,000 and used cash in operating activities of $496,000, and on June 30, 2024, the Company had a stockholders’ deficit of $9,728,000. In addition, as of June 30, 2024, the Company is delinquent in payment of $794,000 of its convertible notes and notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company believes it will require additional funds to continue its operations through fiscal 2025 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company can be successful in raising such funds, generating the necessary sales, or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. (collectively the “Company”). Intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions include estimates for accruals for potential liabilities, and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. The Company held no cash equivalents as of June 30, 2024 and 2023.

Accounts Receivable

The Company grants uncollateralized credit to customers but requires deposits on unique orders. Management periodically reviews its accounts receivable and provides an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the near term. Based on management’s assessment, no allowance for doubtful accounts was considered necessary at June 30, 2024 or 2023.

Revenue Recognition

Revenues for the Company are classified into mobile banking technology, management fee revenue and license fees.

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

In evaluating revenue recognition under a license agreement, the Company uses a two-step process for determining whether a promised good or service (including a license of intellectual property) is distinct and, therefore, is a performance obligation:

(1) consideration of the individual good or service (i.e., whether the good or service is capable of being distinct); and

(2) consideration of whether the good or service is separately identifiable from other promises in the contract (i.e., whether the promise to transfer the good or service is distinct in the context of the contract). The company records all advance cash payments from customers as deferred revenue until all required performance obligations have been completed.

Mobile Banking Technology Revenue

The Company, as a merchant payment processor and a distributor, recognizes revenue from transaction fees charged to cardholders for the use of its issued mobile debit cards. The fees are recognized on a monthly basis after all cardholder transactions have been summarized and reconciled with third party processors.

Other Revenue, Management Fee – Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2024. The Company earned a fee of 35% of all revenues billed up to June 30, 2024. The Company recognizes management fee revenue as services are performed.

License Fees

On May 1, 2024, the Company entered into an exclusive distribution agreement with Encore Sales and Marketing LLC (“Encore”) under which the Company granted Encore exclusive rights to sell and market the Company’s products to the gaming industry (as defined in the agreement) and on a non-exclusive basis to all other industries, through April 2029. In return, the Company received a payment of $150,000.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by customer type for the year ended June 30, 2024 and 2023:

	Fiscal Years Ended
	2024	2023

Online gaming	$150,000	$—
Medical	102,000	46,000
Banking	12,000	50,000
Associations	12,000	12,000
Education	12,000	12,000
Other	1,000	20,000
Other revenue, management fee-related party	172,000	216,000
Total revenue	$461,000	$356,000

During the years ended June 30, 2024 and 2023, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $172,000 and $216,000 for the years ended June 30, 2024 and 2023, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

Net Loss per Common Share

Basic earnings (loss) per share are computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation as their effect is anti-dilutive.

For the periods ended June 30, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

For the periods ended June 30, 2024, and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of June 30,
	2024	2023
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	32,515,618	27,901,581
Options	550,000	900,000
Total	33,075,618	28,811,581

Concentrations

During the year ended June 30, 2024, the Company had one customer that represented 37% (related party) of our revenues, one customer that represented 33% of our revenues and one customer that represented 22% of our revenues. No other customer represented more than 10% of our revenues.

During the year ended June 30, 2023, the Company had three customers, that represented 61% (a related party), 14% and 13% of our revenues, respectively. No other customer represented more than 10% of our revenues.

At June 30, 2024, the Company substantially had three customers that represented 52%, 15% and 15% of accounts receivable. As of June 30, 2023, , the Company substantially had three customers that represented 55%, 17% and 17% of accounts receivable.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company will adopt ASU 2023-07 beginning July 1, 2024. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – CONTINGENT EARNOUT LIABILITY

On December 31, 2014, the Company acquired certain assets and liabilities of the Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as the Company receives equity investments aggregating $1,300,000. As of June 30, 2024 and 2023, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 3 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consist of the following at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
(a) Unsecured convertible notes ($21,000 and $21,000 in default)	$69,000	$66,000
(b) Notes payable (in default)	492,000	475,000
(c) Notes payable (in default)	30,000	29,000
Total convertible notes and notes payable	$591,000	$570,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2023, convertible notes and accrued interest totaled $66,000. During the year ended June 30, 2024, interest of $3,000 was added to the principal resulting in a balance owed of $69,000 at June 30, 2024. On June 30, 2024, $21,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 71,952 shares of the Company’s common stock. The balance of $48,000 is due on demand and convertible at a conversion price of $0.08 per share into 585,440 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2023, the notes and accrued interest totaled $475,000. During the year ended June 30, 2024, interest of $17,000 was added to principal resulting in a balance owed of $492,000 at June 30, 2024. At June 30, 2024, $443,000 of notes are secured by the Company’s intellectual property and $49,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020, and are in default.

At June 30, 2023 the notes and accrued interest totaled $29,000. During the year ended June 30, 2024, interest of $1,000 was added to the principal resulting in a balance owed of $30,000 at June 30, 2024.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
(a) Convertible notes-The Matthews Group	$2,084,000	$1,970,000
(b) Notes payable-The Matthews Group	5,821,000	4,988,000
(c) Convertible notes-other related parties ($251,000 and $242,000 in default)	500,000	364,000
Total convertible notes and notes payable-related parties	$8,405,000	$7,322,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2023, convertible notes and accrued interest due to The Matthews Group totaled $1,970,000.  During the year ended June 30, 2024, $114,000 of interest was added to principal, resulting in a balance payable at June 30, 2024 of $2,084,000. At June 30, 2024, the notes are convertible at a conversion price of $0.08 per share into 26,053,749 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015.

At June 30, 2023, notes and accrued interest due to The Matthews Group totaled $4,988,000.  During the year ended June 30, 2024, $441,000 of notes payable were issued and interest of $392,000 was added to principal, resulting in a balance owed of $5,821,000 at June 30, 2024.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.04 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2023, convertible notes and accrued interest due to other related parties totaled $364,000. During the year ended June 30, 2024, $145,000 of notes payable were issued, $33,000 of notes payable were repaid, and interest of $24,000 was added to principal, resulting in a balance owed of $500,000 at June 30, 2024. At June 30, 2024, $251,000 of the notes were due in 2010 and are in default, and $249,000 is due on demand. At June 30, 2024, $251,000 of the notes are convertible at a conversion price of $0.30 per share into 837,081 shares of the Company’s common stock, $67,000 of the notes are convertible at a conversion price of $0.08 per share into 836,535 shares of the Company’s common stock, $29,000 of the notes are convertible at a conversion price of $0.10 per share into 286,812 shares of the Company’s common stock, and $151,000 of the notes are convertible at a conversion price of $0.04 per share into 3,844,049 shares of the Company’s common stock.

NOTE 4 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The articles of incorporation of Veritec authorize 10,000,000 shares of preferred stock with a par value of $1.00 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges, and restrictions granted to any series of the preferred stock.

In 1999, a new Series H convertible preferred stock was authorized. Each share of Series H convertible preferred stock is convertible into 10 shares of the Company’s common stock at the option of the holder. As of June 30, 2024 and 2023, there were 1,000 shares of Series H convertible preferred stock issued and outstanding.

Common Stock to be Issued

At June 30, 2024 and June 30, 2023, 145,000 shares of common stock with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying consolidated financial statements.

Common Stock Returned

During the year ended June 30, 2024, a shareholder returned 50,000 shares of common stock.

Stock Options

A summary of stock options as of June 30, 2024 is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2022	900,000	$0.03
Granted	—	—
Forfeited	—	—
Outstanding at June 30, 2023	900,000	$0.03
Granted	—	—
Forfeited	(350,000)	(0.03)
Outstanding at June 30, 2024	550,000	0.03
Exercisable at June 30, 2024	550,000	$0.03

As of June 30, 2024, the Company had no outstanding unvested options with future compensation costs. The outstanding and exercisable stock options had an intrinsic value of $5,500 on June 30, 2024.

Additional information regarding options outstanding as of June 30, 2024, is as follows:

Options Outstanding and Exercisable at June 30, 2024
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.03	550,000	0.50	$0.03

NOTE 5 - INCOME TAXES

For the year ended June 30, 2024, the net loss was $1,058,000, as compared to a net loss of $1,234,000 for the year ended June 30, 2023. For the years ended June 30, 2024 and 2023, no provision for income taxes was recorded.

The reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Fiscal Years Ended
	2024	2023

Federal statutory tax rate	21%	21%
State tax, net of federal benefit	6%	6%
Total tax rate	27%	27%
Allowance	(27)%	(27)%
Effective tax rate	—%	—%

The following is a summary of the deferred tax assets:

	Fiscal Years Ended
	2024	2023
Net operating loss carryforwards	$4,590,000	$4,315,000
Deferred tax assets before valuation allowance	4,590,000	4,315,000
Valuation allowance	(4,590,000)	(4,315,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at June 30, 2024 and 2023 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended June 30, 2024, was an increase of $275,000.

Veritec has net operating loss carryforwards of approximately $17,000,000 as of June 30, 2024 for federal purposes available to offset future taxable income that expires in varying amounts through 2044. The ability to utilize the net operating loss carryforwards could be limited by Section 382 of the Internal Revenue Code which limits their use if there is a change in control (generally a greater than 50% change in ownership). The Company is subject to examination by tax authorities for all years for which a loss carryforward is utilized in subsequent periods.

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest, and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2024 and 2023, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2024 and 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of June 30, 2024 and 2023, total advances to Ms. Tran amounted to $109,000 and $119,000, respectively, and have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran who owns the building, the Company’s CEO/Executive Chair. For both the years ended June 30, 2024 and 2023, lease payments to Ms. Tran totaled $51,000.

NOTE 7 – AGREEMENTS WITH NUGEN

On July 4, 2022, the Company entered a Memorandum of Understanding (the “MOU”) for the purpose of forming a strategic partnership between the Company and Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks the Company to modify, create, or build a “private label” system for Nugen, with an initial interest in the Company’s blinxPay technology and Bio-ID verification system. Nugen paid the Company $50,000 at the date of the MOU signing and during the period ended December 31, 2022, the Company completed its performance obligations, and recorded the $50,000 payment as Mobile banking technology revenue during the period then ended. Nugen further agreed to pay the Company a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system. As of June 30, 2024, no royalties have been realized under the MOU.

On October 10, 2022, the Company entered into a License and Distributor Agreement (“License Agreement”) with Nugen. The License Agreement became effective on receipt of $200,000 in December 2022 and extends through August 31, 2027. The License Agreement grants Nugen a Worldwide license and distribution for the Company’s blinxPay Close-Loop Virtual Wallet and blinxPay Open-Loop Visa Debit and all hardware products of the Company. Per the terms of the License Agreement, Nugen agrees to pay the Company a one-time license payment of $1,000,000 for the right to market the Company’s products noted above, of which $200,000 was received by the Company in December 2022. The initial $200,000 has been recorded as deferred revenue in the Consolidated Balance Sheet, which will begin being amortized to Mobile banking technology revenue starting once the Company has met its performance obligations under the License Agreement through the remaining term of the License Agreement, which expires on August 31, 2027. The remaining balance of $800,000 is scheduled to be paid as follows: $100,000 when the Company’s identifies a domestic sponsor bank, $350,000 to integrate the Company’s blinxPay software platform, and interface blinxPay with a sponsor foreign bank, and $350,000 on the completion of the final stage of testing, installation, and launch. In addition to the one-time license payment, Nugen agrees to pay a minimum monthly support fee plus 5% royalty from all sales of products noted above. As of June 30, 2024, no royalty related revenues have been realized under the License Agreement.

NOTE 8 – LICENSE AGREEMENT WITH ENCORE

On May 1, 2024, the Company entered into an exclusive distribution agreement with Encore Sales and Marketing LLC (“Encore”) under which the Company granted Encore exclusive rights to sell and market the Company’s products to the gaming industry (as defined in the agreement) and on a non-exclusive basis to all other industries, through April 2029. In return, the Company will receive $200,000 from the customer, a payment of $150,000 and an additional $50,000 within the first 120 days of the agreement. Per the agreement, the Company will also receive a minimum payment of $60,000 per month in the first year of the agreement, commencing after 120 days, $120,000 per month in the second year and $180,000 per month in the third year. All subsequent years payments will have a minimum of 10% per year growth.

As of June 30, 2024, the Company had received a $150,000 payment from the customer. No other payments have been received by the Company.

The payment received of $150,000 by the Company related to the signing of the agreement, which gave Encore exclusive rights to the gaming industry, the transfer of rights to its technology to Encore, and certain product enhancements as required by Encore. As of June 30, 2024, the Company completed the transfer of its technology to Encore and completed all required product enhancements. The Company recognized the $150,000 payment received as revenue during the year ended June 30, 2024, as it had no further obligation to the customer under the agreement and in no circumstance would the Company be required to refund the $150,000 to the customer.

NOTE 9 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company. The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval. Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of June 30, 2024, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On March 26, 2022, as amended on May 10, 2022, the Company and Es Solo Holdings Ltd (“Es Solo”), an England & Wales limited liability company, entered into a Prepaid Card Client Program Management Agreement (“Management Agreement”).  Es Solo develops, markets, and operates prepaid card programs through its affiliations with issuing banks, and the Company desires to have Es Solo develop a prepaid card program to be marketed by the Company for card issuing purposes, pursuant to the terms of the Management Agreement. Es Solo agreed to pay the Company $10,000 as a program setup fee. The Company and Es Solo agreed to a 50%/50% revenue share arrangement based on fees collected from customers using the Company’s prepaid, Bio-ID, and debit card products.  As of June 30, 2024, no revenues have been realized under the Management Agreement.

On November 1, 2021, the Company and Elite Web Technology Inc. (“Marketer”) entered into a Sales and Marketing Agreement (“Agreement”). The Company agreed that Marketer can market and sale certain Company products as defined in the Agreement. The Company agreed to pay Marketer a sales commission of 15% of gross revenues, and to set aside 500,000 shares of Company common stock, as a bonus, once Marketer achieves $2 million in gross revenues within the first year of the Agreement. In addition, the Company will issue 25,000 stock options for each additional $1.0 million of gross revenues. As of June 30, 2024, the Marketer had not met any of its revenue targets and no commissions or equity compensation was due.

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of June 30, 2024, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months’ compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the year ended June 30, 2024 and 2023, salaries paid to Van Thuy Tran under this agreement totaled $75,000 and $75,000.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2024.

The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of June 30, 2024, the members of the present Board of Directors and Officers are:

Name	Office	Age
Van Thuy Tran	Chief Executive Officer, Chairman of the Board, Treasurer	78
Laird Powers	Director	75

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

Committee and Board Meetings

No meetings of our Board of Directors was held in fiscal 2024. The Audit Committee is currently comprised of one independent director who does qualify as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission and the NASDAQ Capital Market.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for fiscal years 2024 and 2023 who was the only individual that served as a principal executive officer, and who was the only “Named Executive Officer” of the Company.

Name	Year	Salaries ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Thuy Tran Chief Executive Officer	2024	$150,000	—	—	—	—	$150,000
Van Thuy Tran Chief Executive Officer	2023	$150,000	—	—	—	—	$150,000

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

Director Compensation

The following table summarizes the compensation paid to our directors for the year ended June 30, 2024:

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Van Tran Director and Chief Executive Officer (1)	2024	—	—	—	—	—	—
Laird Powers, Director (1)	2024	—	—	—	—	—	—

(1)	Directors who are employed by the Company do not receive separate compensation for services on the Board of Directors. Members of the Board of Directors who are not employees of the Company currently receive no fees. In addition, members of the Board of Directors are reimbursed for any expenses incurred in attending the meetings.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers has outstanding equity awards received as compensation, including unexercised options, stock that has not vested, or equity incentive plan awards, as of the end of the Company's last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2024 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

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

Management Services Agreement and Related Notes Payable with Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company’s Barcode Technology was originally invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records and other high security applications. The Company has a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2024. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations. In consideration, the Company earns a fee of 20% of all revenues up to May 31, 2017, and 35% of all revenues up to June 30, 2024, from the barcode technology operations. During the years ended June 30, 2024 and 2023, the Company recorded management fee revenue related to this agreement of $172,000 and $216,000, respectively. Pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company as proceeds from unsecured notes payable due The Matthews Group. During the years ended June 30, 2024 and 2023, cash flow loans of $441,000 and $464,000, respectively, were made to the Company at 10% interest per annum and due on demand. At June 30, 2024, cash flow loans of $5,821,000 are due to The Matthews Group.

Advances from Related Parties

As of both June 30, 2024 and 2023, $109,000 and $119,000 of advances due to Ms. Van Tran have been presented as accounts payable, related party on the accompanying Consolidated Balance Sheets, respectively. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, who owns the building. For both the years ended June 30, 2024 and 2023, lease payments to Ms. Van Tran totaled $51,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended June 30, 2024 and 2023:

Fees	2024	2023
Weinberg & Company, CPAs
Audit fees	$72,000	$72,000
Audit Related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$72,000	$72,000

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

VERITEC, INC.
a Nevada corporation

October 10, 2024	By:	/s/ Van Thuy Tran
Van Thuy Tran
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN THUY TRAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	October 10, 2024
Van Thuy Tran

/s/ LAIRD POWERS	Director	October 10, 2024
Laird Powers
22