Form 10-Q
period 2024-09-30
VERITEC INC
filed 2025-01-14
CIK 773318

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of December 23, 2024, was 39,988,007.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
	(Unaudited)
Assets
Current Assets:
Cash	$64,000	$118,000
Accounts receivable	6,000	8,000
Prepaid expenses and other current assets	5,000	6,000
Total Assets	$75,000	$132,000

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$325,000	$268,000
Accounts payable, related party	119,000	109,000
Accrued expenses	75,000	60,000
Customer deposits	34,000	29,000
Convertible notes and notes payable ($549,000 and $543,000 in default)	596,000	591,000
Convertible notes and notes payable, related parties ($253,000 and $251,000 in default)	8,646,000	8,405,000
Total Current Liabilities	9,795,000	9,462,000

Deferred revenue	243,000	243,000
Contingent earnout liability	155,000	155,000
Total Liabilities	10,193,000	9,860,000

Commitments and contingencies

Stockholders' Deficit:
Convertible Preferred stock, par value $1.00; 10,000,000 shares authorized; 276,000 shares of Series H authorized; 1,000 shares issued and outstanding	1,000	1,000
Common Stock, par value $0.01; 150,000,000 shares authorized; 39,938,007 and 39,938,007 shares issued and outstanding, respectively	400,000	400,000
Common stock to be issued, 145,000 shares	12,000	12,000
Additional paid in capital	18,143,000	18,143,000
Accumulated deficit	(28,674,000)	(28,284,000)
Total Stockholders' Deficit	(10,118,000)	(9,728,000)

Total Liabilities and Stockholders' Deficit	$75,000	$132,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
	2024	2023
Revenue:
Mobile banking technology revenue	$21,000	$21,000
Other revenue, management fee - related party	18,000	37,000
Total revenue	39,000	58,000

Costs and operating expenses:
Cost of revenue	57,000	42,000
Selling, general and administrative expenses (1)	223,000	191,000
Total costs and operating expenses	280,000	233,000

Loss from operations	(241,000)	(175,000)

Other expenses:
Interest expense (2)	(149,000)	(131,000)
Total other expenses	(149,000)	(131,000)

Net loss	$(390,000)	$(306,000)

Net loss per common share - basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	39,938,007	39,988,007

(1) Includes expenses to related party	$13,000	$13,000
(2) Includes interest expense to related parties	$140,000	$126,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

					Common	Additional
	Preferred Stock		Common Stock		Stock to	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Deficit

Balance, June 30, 2024	1,000	$1,000	39,938,007	$400,000	$12,000	$18,143,000	$(28,284,000)	$(9,728,000)

Net loss	—	—	—	—	—	—	(390,000)	(390,000)

Balance, September 30, 2024 (unaudited)	1,000	$1,000	39,938,007	$400,000	$12,000	$18,143,000	$(28,674,000)	$(10,118,000)

Balance, June 30, 2023	1,000	$1,000	39,938,007	$400,000	$12,000	$18,143,000	$(27,226,000)	$(8,670,000)

Net loss	—	—	—	—	—	—	(306,000)	(306,000)

Balance, September 30, 2023 (unaudited)	1,000	$1,000	39,938,007	$400,000	$12,000	$18,143,000	$(27,532,000)	$(8,976,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(390,000)	$(306,000)
Adjustments to reconcile net loss to cash used in operating activities:
Interest accrued on notes payable	147,000	132,000
Changes in operating assets and liabilities:
Accounts receivable	2,000	1,000
Prepaid expenses and other current assets	1,000	2,000
Customer deposits	5,000	—
Accounts payable	58,000	14,000
Accounts payable - related party	10,000	13,000
Accrued expenses	15,000	7,000
Net cash used in operating activities	(152,000)	(137,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	98,000	129,000
Net cash provided by financing activities	98,000	129,000

NET DECREASE IN CASH	(54,000)	(8,000)
CASH AT BEGINNING OF PERIOD	118,000	61,000
CASH AT END OF PERIOD	$64,000	$53,000

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
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

On December 31, 2015, the Company sold all of its assets of its barcode technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party (see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2025. The Company earned a fee of 35% of all revenues billed up to September 30, 2024, and recognizes management fee revenue as services are performed.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended June 30, 2024 and 2023 contained elsewhere in this filing. These financial statements should be read in conjunction with those financial statements.

The accompanying condensed consolidated financial statements include the accounts of Veritec and its wholly owned subsidiaries, Veritec Financial Systems, Inc., Tangible Payment Systems, Inc., and Public Bell, Inc. Inter-company transactions and balances were eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2024, the Company incurred a net loss of $390,000 and used cash in operating activities of $152,000, and on September 30, 2024, the Company had a stockholders’ deficit of $10,118,000. In addition, as of September 30, 2024, the Company is delinquent in payment of $802,000 of its convertible notes and notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2024 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Other Revenue, Management Fee - Related Party

On September 30, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group (a related party, see Note 6). The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through September 30, 2024. The Company earned a fee of 35% of all revenues billed up to September 30, 2024. The Company recognizes management fee revenue as services are performed.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by customer type for the three months ended September 30, 2024 and 2023:

	Three months Ended
	2024	2023

Medical	$9,000	$16,000
Banking	6,000	—
Associations	3,000	3,000
Education	3,000	2,000
Other revenue, management fee related party	18,000	37,000
Total revenue	$39,000	$58,000

During the three months ended September 30, 2024 and 2023, all of the Company’s Mobile banking technology revenues were earned in the United States of America.

Other revenue, management fee - related party revenue was $18,000 and $37,000 for the three months ended September 30, 2024 and 2023, respectively, and realized from our management services agreement with The Matthews Group, a related party, which requires us to manage The Matthews Group’s barcode technology operations. The Matthews Group’s barcode technology customers are primarily manufacturing companies located in China.

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

For the periods ended September 30, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect.

For the periods ended September 30, 2024, and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	As of September 30,
	2024	2023
Series H Preferred Stock	10,000	10,000
Convertible Notes Payable	34,549,607	29,342,140
Options	550,000	900,000
Total	35,109,607	30,252,140

Concentrations

During the three months ended September 30, 2024, the Company had one customer that represented 46% (related party) of our revenues, and one customer that represented 23% of our revenues.

During the three months ended September 30, 2023, the Company had one customer that represented 64% (related party) of our revenues. No other customer represented more than 10% of our revenues.

At September 30, 2024, the company had three customers that represented 48%, 16% and 16% of accounts receivable balance. At June 30, 2024, the Company had three customers that represented 52%, 15% and 15% of accounts receivable.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company adopted ASU 2023-07 beginning July 1, 2024. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – CONTINGENT EARNOUT LIABILITY

On December 31, 2014, the Company acquired certain assets and liabilities of Tangible Payments LLC. A portion of the purchase price for Tangible Payments LLC was an earnout payment of $155,000. The earnout payment is payable on a monthly basis from the net profits derived from the acquired assets commencing three months after the closing. The earnout payment is accelerated and the balance of the earnout payment shall be due in full at such time as the Company receives equity investments aggregating $1,300,000. As of September 30, 2024, there was no net profit derived from the acquired assets, and the Company had not yet received the required equity investments. Accordingly, no payments were made on the earnout.

NOTE 3 – CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible notes and notes payable

Convertible notes and notes payable include principal and accrued interest and consist of the following at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
(a) Unsecured convertible notes ($22,000 and $21,000 in default)	$69,000	$69,000
(b) Notes payable (in default)	497,000	492,000
(c) Notes payable (in default)	30,000	30,000
Total notes payable - third parties	$596,000	$591,000

 (a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2024, convertible notes totaled $69,000. During the three months ended September 30, 2024, interest of less than $1,000 was added to the principal resulting in a balance owed of $69,000 at September 30, 2024. On September 30, 2024, $22,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 71,872 shares of the Company’s common stock. The balance of $47,000 is due on demand and convertible at a conversion price of $0.08 per share into 590,005 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2024, the notes totaled $492,000. During the three months ended September 30, 2024, interest of $5,000 was added to principal resulting in a balance owed of $497,000 at September 30, 2024. At September 30, 2024, $447,000 of notes are secured by the Company’s intellectual property and $50,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020 and are in default.

At June 30, 2024 the notes totaled $30,000. During the three months ended September 30, 2024, interest of less than $1,000 was added to the principal resulting in a balance owed of $30,000 at September 30, 2024.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
(a) Convertible notes-The Matthews Group	$2,113,000	$2,084,000
(b) Notes payable-The Matthews Group	5,963,000	5,821,000
(c) Convertible notes-other related parties ($253,000 and $251,000 in default)	569,000	500,000
Total notes-related parties	$8,645,000	$8,405,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2024, convertible notes due to The Matthews Group totaled $2,084,000.  During the three months ended September 30, 2024, $29,000 of interest was added to principal, resulting in a balance payable at September 30, 2024 of $2,113,000. At September 30, 2024, the notes are convertible at a conversion price of $0.08 per share into 26,411,730 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015.

At June 30, 2024, notes due to The Matthews Group totaled $5,821,000.  During the three months ended September 30, 2024, $38,000 of notes payable were issued and interest of $104,000 was added to principal, resulting in a balance owed of $5,963,000 at September 30, 2024.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.04 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2024, convertible notes due to other related parties totaled $500,000. During the three months ended September 30, 2024, $60,000 of notes payable were issued and interest of $9,000 was added to principal, resulting in a balance owed of $569,000 at September 30, 2024. At September 30, 2024, $253,000 of the notes were due in 2010 and are in default, and $316,000 is due on demand. At September 30, 2024, the total principal and accrued interest balance due to other related parties of $569,000 are convertible into approximately 7,476,000 shares of the company's common stock based on conversion prices ranging from $0.04 to $0.30 per share.

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common Stock to be Issued

At September 30, 2024 and June 30, 2024, 145,000 shares of common stock with an aggregate value of $12,000 have not been issued and are reflected as common stock to be issued in the accompanying condensed consolidated financial statements.

 NOTE 5 – STOCK OPTIONS

A summary of stock options as of September 30, 2024 is as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding at June 30, 2024	550,000	$0.03
Granted	—	—
Forfeited	—	—
Outstanding at September 30, 2024	550,000	0.03
Exercisable at September 30, 2024	550,000	$0.03

As of September 30, 2024, the Company had no outstanding unvested options with future compensation costs. The outstanding and exercisable stock options had no intrinsic value on September 30, 2024.

Additional information regarding options outstanding as of September 30, 2024, is as follows:

Options Outstanding and Exercisable at September 30, 2024
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.03	550,000	0.25	$0.03

NOTE 6 – RELATED PARTY TRANSACTIONS

The Matthews Group is owned 50% by Ms. Tran, the Company’s CEO/Executive Chair and a director, and 50% by Larry Johanns, a significant stockholder of the Company. The Company has relied on The Matthews Group for funding (see Note 3).

Management Services Agreement and Related Notes Payable with Related Party

The Company’s Barcode Technology was invented by the founders of Veritec as a product identification system for identification and tracking of parts, components and products mostly in the liquid crystal display (LCD) markets and for secure identification documents, financial cards, medical records, and other high-security applications. On September 30, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group. The Company then entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through September 30, 2024. The Matthews Group bears the risk of loss from the barcode operations and has the right to the residual benefits of the barcode operations.

In consideration of the services provided by the Company to The Matthews Group, the Company earned a fee of 35% of all revenues up to September 30, 2024, from the barcode technology operations. During the three months ended September 30, 2024 and 2023, the Company recorded management fee revenue related to this agreement of $18,000 and $37,000, respectively,

Additionally, pursuant to the management services agreement, all cash flow (all revenues collected less direct costs paid) of the barcode technology operations is retained by the Company and reflected as proceeds from unsecured notes payable due The Matthews Group. During the three months ended September 30, 2024, net cash flow loans of $38,000 were made to the Company at 10% interest per annum and due on demand. At September 30, 2024, cash flow loans of $5,963,000 are due to The Matthews Group (see Note 3).

Advances from Related Parties

From time to time, Ms. Tran, the Company’s CEO/Executive Chair, provides advances to finance the Company’s working capital requirements. As of September 30, 2024 and June 30, 2024, total advances to Ms. Tran amounted to $119,000 and $109,000, respectively, and have been presented as accounts payable, related party on the accompanying consolidated Balance Sheets. The advances are unsecured, non-interest bearing, and due on demand.

Other Transactions with Related Parties

The Company leases its office facilities from Ms. Tran, the Company’s CEO/Executive Chair. For the three months ended September 30, 2024 and 2023, lease payments to Ms. Tran totaled $13,000, respectively.

NOTE 7 – AGREEMENTS WITH NUGEN

On July 4, 2022, the Company entered a Memorandum of Understanding (the “MOU”) for the purpose of forming a strategic partnership between the Company and Nugen Universe, LLC (“Nugen”), a corporation located in Wrightsville Beach, North Carolina. Nugen seeks the Company to modify, create, or build a “private label” system for Nugen, with an initial interest in the Company’s blinxPay technology and Bio-ID verification system. Nugen paid the Company $50,000 at the date of the MOU signing and during the period ended December 31, 2022, the Company completed its performance obligations, and recorded the $50,000 payment as Mobile banking technology revenue during the period then ended. Nugen further agreed to pay the Company a 5% ongoing royalty for licensing the Company’s blinxPay technology and Bio-ID verification system. As of September 30, 2024, no royalties have been realized under the MOU.

On October 10, 2022, the Company entered into a License and Distributor Agreement (“License Agreement”) with Nugen. The License Agreement became effective on receipt of $200,000 in December 2022 and extends through August 31, 2027. The License Agreement grants Nugen a Worldwide license and distribution for the Company’s blinxPay Close-Loop Virtual Wallet and blinxPay Open-Loop Visa Debit and all hardware products of the Company. Per the terms of the License Agreement, Nugen agrees to pay the Company a one-time license payment of $1,000,000 for the right to market the Company’s products noted above, of which $200,000 was received by the Company in December 2022. The initial $200,000 has been recorded as deferred revenue in the Consolidated Balance Sheet. The deferred revenue balance of $200,000 at September 30, 2024, will begin being amortized to Mobile banking technology revenue starting once the Company has met its performance obligations under the License Agreement through the remaining term of the License Agreement, which expires on August 31, 2027. The remaining balance of $800,000 is scheduled to be paid as follows: $100,000 when the Company’s identifies a domestic sponsor bank, $350,000 to integrate the Company’s blinxPay software platform, and interface blinxPay with a sponsor foreign bank, and $350,000 on the completion of the final stage of testing, installation, and launch. In addition to the one-time license payment, Nugen agrees to pay a minimum monthly support fee plus 5% royalty from all sales of products noted above. As of September 30, 2024, no royalty related revenues have been realized under the License Agreement.

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

As of June 30, 2024, the Company had received a $150,000 payment from the customer and recognized it as revenue during the year ended June 30, 2024. No other payments have been received by the Company.

NOTE 9 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company. The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval. Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of September 30, 2024, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On March 26, 2022, as amended on May 10, 2022, the Company and Es Solo Holdings Ltd (“Es Solo”), an England & Wales limited liability company, entered into a Prepaid Card Client Program Management Agreement (“Management Agreement”).  Es Solo develops, markets, and operates prepaid card programs through its affiliations with issuing banks, and the Company desires to have Es Solo develop a prepaid card program to be marketed by the Company for card issuing purposes, pursuant to the terms of the Management Agreement. Es Solo agreed to pay the Company $10,000 as a program setup fee. The Company and Es Solo agreed to a 50%/50% revenue share arrangement based on fees collected from customers using the Company’s prepaid, Bio-ID, and debit card products.  As of September 30, 2024, no revenues have been realized under the Management Agreement.

On November 1, 2021, the Company and Elite Web Technology Inc. (“Marketer”) entered into a Sales and Marketing Agreement (“Agreement”). The Company agreed that Marketer can market and sale certain Company products as defined in the Agreement. The Company agreed to pay Marketer a sales commission of 15% of gross revenues, and to set aside 500,000 shares of Company common stock, as a bonus, once Marketer achieves $2 million in gross revenues within the first year of the Agreement. In addition, the Company will issue 25,000 stock options for each additional $1.0 million of gross revenues. As of September 30, 2024, the Marketer had not met any of its revenue targets and no commissions or equity compensation was due.

On December 5, 2008, the Company adopted an incentive compensation bonus plan to provide payments to key employees in the aggregated amount of 10% of pre-tax earnings in excess of $3,000,000 after the end of each fiscal year to be distributed annually to employees. As of September 30, 2024, the Company had not achieved annual pre-tax earnings in excess of $3,000,000.

On December 5, 2008, the Company entered into an employment agreement with Van Thuy Tran, its Chief Executive Officer, providing for an annual base salary of $150,000 and customary medical and other benefits. The agreement may be terminated by either party upon 30 days’ notice. In the event the Company terminates the agreement without cause, Ms. Tran will be entitled to $1,000,000 payable upon termination, and she will be entitled to severance equal to 12 months’ compensation and benefits. The Company has also agreed to indemnify Ms. Tran against any liability or damages incurred within the scope of her employment. During the three months ended September 30, 2024 and 2023, salaries paid to Van Thuy Tran under this agreement totaled $38,000 and $38,000.

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

On May 1, 2024, the Company entered into an exclusive distribution agreement with Encore Sales and Marketing LLC (“Encore”) under which the Company granted Encore exclusive rights to sell and market the Company’s products to the gaming industry (as defined in the agreement) and on a non-exclusive basis to all other industries through April 2029. In return, the Company received a payment of $150,000 and will receive an additional $50,000 within the first 120 days of the agreement. The Company will also receive a minimum payment of $60,000 per month in the first year of the agreement, commencing after 120 days, $120,000 per month in the second year and $180,000 per month in the third year. All subsequent years will have a minimum of 10% per year growth. As of September 30, 2024, the Company had only received the $150,000 payment. No other payments have been received.

Results of Operations - Three months ended September 30, 2024, compared to three months ended September 30, 2023

Revenues

Details of revenues are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Mobile banking technology	$21,000	$21,000	$—	—
Other revenue, management fee - related party	18,000	37,000	(19,000)	(51.4)
Total Revenues	$39,000	$58,000	$(19,000)	(32.8)

• Mobile banking technology

Mobile Banking Technology revenues include products such as the Company’s Blinx On-Off™ prepaid toggle Card and its Open Loop/Close Loop System and Bio ID Card Platform. Mobile Banking Technology uses web-based mobile technology to offer financial cardholders the very best technology in conducting secure financial transactions in real time, protecting personal identity, and financial account security. Mobile Banking Technology revenues for the three months ended September 30, 2024 and 2023 were $21,000 and $21,000, respectively.

 • Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology, which was comprised solely of its intellectual property, to The Matthews Group, a related party. The Company subsequently entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations through June 30, 2024. The Company earns a fee of 35% of all revenues billed up to September 30, 2024, and recognizes management fee revenue as services are performed. For the three months ended September 30, 2024 and 2023, revenue earned from the management services agreement was $18,000 and $37,000, respectively.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2024 and 2023 totaled $57,000 and $42,000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 totaled $223,000 and $191,000, respectively. The increase in selling, general and administrative expenses was primarily due to increased legal and professional fees as compared to the same period of the prior year.

Interest Expense

Interest expense for the three months ended September 30, 2024 and 2023, was $149,000 and $131,000, respectively. The increase was due to the increase in our notes payable balance.

Net Loss

We had a net loss of $390,000 for the three months ended September 30, 2024, compared to a net loss of $306,000 for the three months ended September 30, 2023.

Liquidity and Capital Resources

Our cash balance on September 30, 2024 decreased to $64,000 as compared to $118,000 on June 30, 2024. The decrease was the result of the net $98,000 cash provided by financing activities, offset by $152,000 cash used in operating activities. Net cash used in operations during the three months ended September 30, 2024, was $152,000, compared with $137,000 of net cash used in operations during the same period of the prior year. Cash used in operations during the period ended September 30, 2024, was primarily from our net loss of $390,000, offset by increased interest accrued on convertible notes and notes payable of $147,000. Net cash provided by financing activities of $98,000 was from proceeds received from notes payable - related party during the period ended September 30, 2024. During the same period of the prior year, net cash provided by financing activities of $129,000 was from proceeds received from notes payable – related party.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2024, the Company incurred a net loss of $390,000 and used cash in operating activities of $152,000, and on September 30, 2024, the Company had a stockholders’ deficit of $10,118,000. In addition, as of September 30, 2024, the Company is delinquent in payment of $824,000 of its notes payable. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2024 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Convertible notes and notes payable

Convertible notes and notes payable includes principal and accrued interest and consist of the following at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
(a) Unsecured convertible notes ($22,000 and $21,000 in default)	$69,000	$69,000
(b) Notes payable (in default)	497,000	492,000
(c) Notes payable (in default)	30,000	30,000
Total notes payable - third parties	$596,000	$591,000

(a) The notes are unsecured, convertible into common stock at amounts ranging from $0.08 to $0.30 per share, bear interest at rates ranging from 5% to 8% per annum, were due through 2011 and are in default or due on demand.

At June 30, 2024, convertible notes totaled $69,000. During the three months ended September 30, 2024, interest of less than $1,000 was added to the principal resulting in a balance owed of $69,000 at September 30, 2024. On September 30, 2024, $22,000 of the convertible notes were in default and convertible at a conversion price of $0.30 per share into 71,872 shares of the Company’s common stock. The balance of $47,000 is due on demand and convertible at a conversion price of $0.08 per share into 590,005 shares of the Company’s common stock.

(b) The notes are either secured by the Company’s intellectual property or unsecured and bear interest ranging from 6.5% to 10% per annum, were due in 2012, and are in default.

At June 30, 2024, the notes totaled $492,000. During the three months ended September 30, 2024, interest of $5,000 was added to principal resulting in a balance owed of $497,000 at September 30, 2024. At September 30, 2024, $447,000 of notes are secured by the Company’s intellectual property and $50,000 of notes are unsecured.

(c) The notes are unsecured and bear interest of 4% per annum and were due on March 17, 2020 and are in default.

At June 30, 2024 the notes totaled $30,000. During the three months ended September 30, 2024, interest of less than $1,000 was added to the principal resulting in a balance owed of $30,000 at September 30, 2024.

Convertible notes and notes payable-related parties

Convertible and notes payable-related parties include principal and accrued interest and consist of the following at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
(a) Convertible notes-The Matthews Group	$2,113,000	$2,084,000
(b) Notes payable-The Matthews Group	5,963,000	5,821,000
(c) Convertible notes-other related parties ($249,000 and $242,000 in default)	569,000	500,000
Total notes-related parties	$8,645,000	$8,405,000

(a) The notes are unsecured, convertible into common stock at $0.08 per share, bear interest at rates ranging from 8% to 10% per annum and are due on demand.

The Matthews Group is a related party (see Note 6) and is owned 50% by Ms. Van Tran, the Company’s CEO, and 50% by Larry Johanns, a significant shareholder of the Company. At June 30, 2024, convertible notes due to The Matthews Group totaled $2,084,000.  During the three months ended September 30, 2024, $29,000 of interest was added to principal, resulting in a balance payable at September 30, 2024 of $2,113,000. At September 30, 2024, the notes are convertible at a conversion price of $0.08 per share into 26,411,730 shares of the Company’s common stock.

(b) The notes are unsecured, accrue interest at 10% per annum, and are due on demand. The notes were issued relating to a management services agreement with The Matthews Group (see Note 6) dated September 30, 2015.

At June 30, 2024, notes due to The Matthews Group totaled $5,821,000.  During the three months ended September 30, 2024, $38,000 of notes payable were issued and interest of $104,000 was added to principal, resulting in a balance owed of $5,963,000 at September 30, 2024.

(c) The notes are due to a current and a former director, are unsecured, convertible into common stock at per share amounts ranging from $0.04 to $0.30, and bear interest at rates ranging from 8% to 10% per annum.

At June 30, 2024, convertible notes due to other related parties totaled $500,000. During the three months ended September 30, 2024, $60,000 of notes payable were issued and interest of $9,000 was added to principal, resulting in a balance owed of $569,000 at September 30, 2024. At September 30, 2024, $253,000 of the notes were due in 2010 and are in default, and $316,000 is due on demand. At September 30, 2024, the total principal and accrued interest balance due to other related parties of $569,000 are convertible into approximately 7,476,000 shares of the company's common stock based on conversion prices ranging from $0.04 to $0.30 per share.

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

b. Other revenue, management fee - related party

On December 31, 2015, the Company sold all of its assets of its Barcode Technology comprised solely of its intellectual property to The Matthews Group and entered into a management services agreement with The Matthews Group to manage all facets of the barcode technology operations, on behalf of The Matthews Group, through June 30, 2024. The Company earned a fee of 35% of all revenues billed up to September 30, 2024.

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

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described in our Form 10-K on June 30, 2024.

Changes in Internal Control over Financial Reporting.

In our Form 10-K on June 30, 2024, we identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting.  We are undergoing ongoing evaluation and improvements in our internal control over financial reporting.  Regarding our identified weaknesses, we have performed the following remediation efforts:

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

On September 21, 2016, the Company entered into a settlement agreement with an individual who was a former officer of the Company. The individual in prior years was also issued 500,000 shares of common stock for services.  The Company alleged that the individual used the Company's intellectual property without approval. Under the terms of the settlement agreement, the individual agreed to relinquish a convertible note payable and unpaid interest aggregating $365,000 and return 500,000 shares of common stock previously issued to him.  In turn, the Company agreed to release and discharge the individual against all claims arising on or prior to the date of the settlement agreement.  As of September 30, 2024, the 500,000 shares have not been relinquished. When the Company receives the shares, it will record a cancellation of shares.

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its various notes payable totaling $802,000 representing principal and accrued interest as of September 30, 2024.

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
101.1

The following financial information from Veritec, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2024 and June 30, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2022; (iii) Condensed Consolidated Statement of Stockholders’ Deficit as at September 30, 2024 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2022; (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEC, INC.

December 13, 2024	By:	/s/ Van Tran
Van Tran
Chief Executive Officer
(Principal Executive Officer)

